Form 10-K
period 1994-12-31
BERRY PETROLEUM CO
filed 1995-03-28
CIK 778438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1994
                          Commission file number 1-9735

                             BERRY PETROLEUM COMPANY
              (Exact name of registrant as specified in its charter)

     DELAWARE                                             77-0079387
(State of incorporation                                (I.R.S. Employer
  or organization)                                  Identification Number)

                             28700 Hovey Hills Road
                             Taft, California 93268
         (Address of principal executive offices, including zip code)

   Registrant's telephone number, including area code: (805) 769-8811

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
          Title of each class                        on which registered
     Class A Common Stock, $.01 par value          New York Stock Exchange
   (including associated stock purchase rights)

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 6, 1995, the registrant had 21,033,169 shares of Class A Common Stock outstanding and the aggregate market value of the voting stock held by nonaffiliates was approximately $108,570,000. This calculation is based on the closing price of the shares on the New York Stock Exchange on March 6, 1995 of $9.25. The registrant also had 898,892 shares of Class B Stock outstanding on March 6, 1995, all of which is held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                            BERRY PETROLEUM COMPANY
                               TABLE OF CONTENTS

                                    PART I

                                                                         Page
Items 1
  and 2.           Business and Properties                                 3

Item 3.            Legal Proceedings                                      11

Item 4.            Submission of Matters to a Vote of
                   Security Holders                                       11

                   Executive Officers                                     12

                                    PART II

Item 5.            Market for Registrant's Common Equity and
                   Related Stockholder Matters                            13

Item 6.            Selected Financial Data                                15

Item 7.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    16

Item 8.            Financial Statements and Supplementary Data            20

Item 9.            Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                 43

                                    PART III

Item 10.           Directors and Executive Officers of
                   the Registrant                                         43

Item 11.           Executive Compensation                                 43

Item 12.           Security Ownership of Certain Beneficial
                   Owners and Management                                  43

Item 13.           Certain Relationships and Related Transactions         43

                                    PART IV


Item 14.           Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K                                            44

                                    Part I

Items 1 and 2.  Business and Properties

Introduction

     Berry Petroleum Company ("Berry" or "Company"), a Delaware corporation formed in 1985 as the successor to Berry Holding Company and various related entities, is an independent energy company engaged in the business of production, development, exploration, blending and marketing of crude oil and natural gas. Information contained in this report on Form 10-K reflects the business of the Company during the year ended December 31, 1994.

     The Company's mission is to enhance shareholder value and achieve real asset growth. To achieve this, Berry's corporate strategy is to acquire primarily proved reserves with additional development potential and to increase its proved reserves and production through further development of its existing properties by application of enhanced oil recovery (EOR) methods, advanced reservoir management and developmental drilling. All of the Company's reserves are located in the United States, and the Company continues to focus on opportunities in North America. While the Company has substantial working capital available for acquisitions, the Company will, as necessary, consider long-term debt or issuance of capital stock to finance a sizable purchase.

     Approximately 89% of the Company's proved reserves are located in the Midway-Sunset field in the San Joaquin Valley in California. The majority of these reserves are on properties owned in fee. Net production from this field in 1994 was 2.9 million barrels of oil equivalent (BOE) or 86% of total 1994 BOE production. The Midway-Sunset field contains predominantly heavy crude oil (under 20 degrees API gravity), the production of which depends substantially on steam injection. Berry utilizes primary, cyclic steaming and steam flooding recovery methods in this field. Production from other fields utilize primary recovery methods.

     Berry operates substantially all of its principal oil producing properties. Field operations include the initial recovery of the crude oil and its transport through treating facilities into storage tanks. After the treating process is completed, which includes removal of water and solids by mechanical, thermal and chemical processes, the crude oil from the Midway-Sunset, Montalvo and Rincon properties is metered through L.A.C.T. (Lease Automatic Custody Transfer) facilities and transferred into crude oil pipelines owned by other oil companies or transported by truck.

Revenues

     The percentage of revenues by source for the prior three years is as follows:

                                       1994    1993    1992
     Sales of oil and gas               95%     97%     96%
     Interest and other income           5%      3%      4%

     See Berry's Statements of Operations and accompanying Notes thereto.

Marketing

     The Company believes the market for its crude oil differs substantially from the oil market in the remainder of the country. Two key factors are responsible for lower crude prices in California versus the Mid-Continent. The first is that the Company's crude oil is primarily lower gravity crude oil and must be heated or blended for transport to refineries. In general, lower gravity crude oil results in lower yields of light products, such as gasoline and kerosene, in low conversion refineries. Additional processing, such as coking and catalytic cracking, increases light product yields, but at a higher capital cost per barrel of crude oil refined. The refiner or crude oil buyer generally pays lower prices for such crude oil, as reflected in lower posted and spot prices. The second factor is that current federal law prohibits the export of Alaskan North Slope (ANS) crude oil to foreign countries and, consequently, all ANS crude oil production must go to or by the West Coast which reduces the price of both ANS and California crude oil. This federally mandated policy prevents free market prices on the West Coast. This policy results in California heavy crude price variations not consistent with prevailing changes in market prices in other parts of the country, thus making it difficult to hedge the Company's oil prices. The Company continues to be an advocate of lifting the ban on ANS exports so the Company and other West Coast producers can receive a fair market price for their crude oil.

     While the Company continues to hold a license to export heavy crude oil, it remains uneconomic to sell crude oil under the license. This license has been renewed annually since 1993 and is now scheduled to expire on December 31, 1995.

     To provide additional market flexibility, the Company owns and operates a blending facility located near its homebase properties. The Company can process up to approximately 5,000 barrels per day of heavy crude oil through the facility. The Company's heavy crude oil can be blended with lighter crude oils and natural gasolines to produce a blended crude oil of approximately 27 degree API gravity. At times, this blending operation allows the Company to improve the profit margin on the sale of its heavy crude oil. Blending also allows the Company to ship through common carrier pipelines and sell directly to refiners in the Los Angeles basin, the San Francisco Bay area and the Mid-Continent. The Company suspended the blending operations in December 1993 due to the high cost of natural gasoline, the improved demand for the Company's 13 degree heavy crude oil, and the narrowing margin between the posted price of the blended crude oil and the heavy crude oil. Although the Company sold its beginning crude oil inventory in 1994, no blending occurred during the year. The Company has the ability to resume blending operations if warranted by market conditions.

Environmental and Other Regulations

     The operations of Berry are affected in varying degrees by federal, state, regional and local laws and regulations, including laws governing allowable rates of production, well spacing, air emissions, water discharges, endangered species, marketing, pricing, taxes and other laws relating to the petroleum industry. Berry is further affected by changes in such laws and by constantly changing administrative regulations.

     Berry, as an owner and operator of oil and gas properties, is subject to various federal, state, regional and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner or the lessee in the case of leased properties for the cost of pollution clean-up resulting from operations, subject the owner or lessee to liability for pollution damages, require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Such regulation has increased the length of time and cost of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells and other treating facilities.

     Environmental regulations have an increasing impact upon the Company's operations. The Company estimates that it spends approximately $.3 million on technical and managerial time annually to comply with environmental regulations. In addition, the Company spent approximately $1.1 million for capital projects, repairs and maintenance, and permits related to environmental control facilities in 1994 and anticipates spending approximately $.8 million for similar expenditures in 1995, with additional expenditures required in future years. The Company believes these are necessary business costs in the domestic oil and gas industry. Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Berry to any greater or lesser extent than other companies in California and in the domestic industry as a whole. In most cases, foreign produced crude oil enjoys a competitive advantage since foreign environmental regulations of oil producing regions are not nearly as stringent or comprehensive as in the United States and particularly California.

     Berry's properties in the Rincon and Montalvo areas, particularly facilities located offshore, have significant environmental risks due to their location. Oil leaks that occur offshore generally have a greater environmental impact than those onshore. In Berry's case, a small offshore oil spill could immediately involve significant clean-up, regulatory investigation and penalties, any or all of which could subject the Company to a significant financial burden. In addition to purchasing insurance to cover certain environmental risks, the Company mitigates this exposure by the development and implementation of emergency response and major oil spill contingency plans and, at Rincon, for pipeline shipments only, has installed an automatic emergency shut-down system which minimizes the potential discharge from a pipeline rupture. The Company maintains an on-site spill containment boom and is a member of Clean Seas, an organization with significant experience and resources to contain and minimize the effects of an oil spill.

     The Company experienced an oil spill due to a ruptured pipe on its West Montalvo field in December 1993 which required cleanup of the area directly around the pipe as well as the nearby ocean and an agricultural runoff pond. A regulatory investigation is proceeding and the Company is potentially subject to fines and penalties (see Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     The Company notified the California Regional Water Quality Control Board that it had discovered evidence of the presence of petroleum hydrocarbons in the groundwater underlying the Rincon Facilities. The Company initiated an investigation to determine the boundaries of the affected groundwater. The investigation to date has shown that the contamination is below actionable levels. The Company will continue to monitor the situation and intends to request a resolution of "no further action required" from the appropriate review division.

     The Company is not aware of any unrecorded environmental claims existing at December 31, 1994 which would have a material impact on the Company's financial condition or results of operations.

Competition

     The oil and gas industry is highly competitive. As an independent producer, the Company does not own any refining or retail outlets. It has little control over the price it receives for its crude oil, and higher costs, fees and taxes assessed at the producer level cannot necessarily be passed on to the Company's customers. In exploration and acquisition activities, significant competition is faced since integrated companies, independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Although many of these competitors have greater financial and other resources than the Company, Management believes that it is in a position to compete effectively.

Employees

     The Company had 92 employees at December 31, 1994.

Oil and Gas Properties

     The Company spent a total of $1 million on property acquisitions, $4.7 million on development programs and $1.7 million on exploration programs in 1994. The Company's 1995 budget for capital expenditures on development and exploration activities during 1995 is $8.7 million. As these activities are influenced by numerous factors, many of which are outside the Company's control, the actual expenditure level may vary considerably from budgeted levels.

     The principal oil and gas producing properties of Berry are located in Kern County and Ventura County, California.

     Homebase - Berry owns and operates working interests in thirteen properties containing 905 acres located in the southern portion of the Midway-Sunset field. The Company estimates these properties account for approximately 78% of the Company's proved oil and gas reserves and approximately 77% of its current daily production on February 8, 1995. These properties rely on thermally enhanced oil recovery methods, primarily cyclic steaming. Nine of the thirteen properties are owned in fee and are not burdened by royalties. These nine properties accounted for approximately 71% of Berry's average daily production during 1994 and represent 65% of the Company's proved oil and gas reserves. Berry has a 100% working interest in all the Midway-Sunset properties it operates except one, where the Company owns a 96.875% working interest.

     In December 1994, the Company purchased two adjacent properties totaling 152 acres which are included in the acreage and reserve totals above. The properties are not currently producing, although a development program is underway on one of the properties.

     Fairfield Properties - Berry owns and operates approximately 1,344 acres in the northern portion of the Midway-Sunset field which account for approximately 11% of the Company's proved oil and gas reserves and approximately 10% of its daily production on February 8, 1995. These properties rely on thermally enhanced oil recovery methods, primarily cyclic steaming and steam flooding. Berry's interests consist of four fee properties comprising 1,009 acres and six leases comprising 335 acres.

     McKittrick 21Z - Berry owns and operates 468 acres located near the historic McKittrick townsite in Kern County, California which account for approximately 3% of the Company's proved oil and gas reserves and less than 1% of its daily production on February 8, 1995.

     Rincon - Berry operates two private leases and four leases owned by the State of California in the Rincon field in Ventura County, California. These leases entitle the Company to a 100% working interest in oil and gas wells located on approximately 1,631 acres. Berry estimates that its Rincon properties currently account for 2% of its proved oil and gas reserves and approximately 3% of its daily production on February 8, 1995. These properties rely on primary production methods.

     West Montalvo - Berry owns 100% of the working interest in six leases in Ventura County, California in the West Montalvo field. Two of the six leases are owned by the State of California. The Company estimates current proved reserves from West Montalvo account for approximately 5% of Berry's proved oil and gas reserves. Total production from these leases, containing 8,563 acres, represents approximately 8% of Berry's total current daily oil and gas production on February 8, 1995.

     Other - The Company has interests in certain other properties located primarily in California, Louisiana and Texas, which it estimates account for less than 1% of the Company's proved oil and gas reserves and approximately 1% of the Company's total oil and gas production.

Development

     Homebase - South Midway-Sunset Field. During 1994, 14 development wells were drilled and 25 wells were deepened and/or repaired. The objective of this work was to maintain productive capacity and develop additional reserves in the Company's single largest asset. On the Ethel D property, one well was hydraulically fractured and steam stimulated in an extension of a successful program begun in 1993.

     In December 1994, the Company purchased two adjacent properties, increasing homebase reserves by 1.2 million barrels. Development of the main property will be undertaken in 1995 by the initial drilling of 5 to 10 wells.

     Two major cost saving programs were completed in 1994. These were the installation of a high voltage power substation and a produced water recycling plant to supply water to the steam cogeneration plant. These projects are expected to reduce power costs and steam water supply costs.

     At December 31, 1992, the Company had an approximate 11% interest in University Cogeneration Partners Ltd. 1985-1, a limited partnership, which owns a cogeneration plant that sells steam to the Company. The Company purchases approximately 12,500 Bbls/day of steam from the facility which is used in the steaming operations of the homebase properties. As of December 1994, the Company increased its partnership interest to approximately 45%.

     Fairfield - North Midway-Sunset Field. During 1994, the Company drilled two wells in the Potter sand and one well in the Mya sand reservoir. In 1993, seven wells were deepened and a steam drive project was initiated. While initial results were disappointing, the project was suspended prior to maturity due to low crude oil prices.

     McKittrick - The Company initiated a Tulare zone steamflood in the first quarter of 1993. However, because of low oil prices for revenue and high gas prices for steam generation cost, the steam drive project was shut-in during 1994 and is not expected to resume until the Company can achieve sustained higher oil prices.

     Montalvo - Development, redrill and remedial well activity were postponed in 1994 while the Company assessed and implemented facility improvements following the late 1993 oil spill. The program to return idle wells to production is expected to resume in 1995.

     Rincon - Drilling of extended reach wells to develop proven reserves in the western part of the field was deferred from 1994 to 1995 because of marginal oil prices.

Exploration

     The Company participated in the drilling of four exploratory wells in 1994 in which it owned between 12.5% and 25% working interest in each well.

     California - One wildcat well was drilled and abandoned as a dry hole in December 1994.

     Texas - A 3D Seismic survey was made of the Company's Tyler/Lexi prospects and yielded a significant improvement in structural interpretation to support the 1994-1995 exploration program. Two 1993 discovery wells became uneconomic due to a significant decline in production and were written off in June 1994. A new well in the prospect was prepared for spud at year end. The Company divested its interests in non-economic oil and gas properties in East Texas during 1994. These properties were previously written down in 1993 by $2.9 million.

     Louisiana - The Earl Chauvin #1, a 1993 discovery, started gas sales in April 1994. One exploratory well on another prospect was drilled and abandoned as a dry hole in March 1994.

     Nevada - In 1994, two exploratory wells were drilled and abandoned as dry holes. The Company has four additional prospect wells to drill to fulfill a six well multicompany exploratory program.

Oil and Gas Reserves

     Reserve Reports - The Company engaged DeGolyer and MacNaughton to estimate the proved oil and gas reserves of the Company for the year ended December 31, 1994 for all of the Company's properties and for the years ended December 31, 1993 and 1992 for the Midway-Sunset field and certain properties located in other fields. The reserves for 1993 and 1992 for the Rincon and Montalvo fields were prepared by Babson and Sheppard. The reserves at December 31, 1992 for the Colorado gas properties, which were sold in 1993, were prepared by Reed W. Ferrill & Associates. These three firms (the Petroleum Engineers) were also asked to estimate the future net revenues to be derived from such properties. Each of the Petroleum Engineers is an independent oil and gas reserve engineering firm. In preparing their respective reports for December 31, 1994, 1993 or 1992, each Petroleum Engineer reviewed and examined such geological, economic, engineering and other data provided by the Company as considered necessary under the circumstances applicable to each reserve report. Each Petroleum Engineer also examined the reasonableness of certain economic assumptions regarding estimated operating and development costs and recovery rates in light of economic circumstances as of December 31, 1994, 1993 and 1992.

     For the Company's operated properties, reserve estimates are filed annually with the U.S. Department of Energy. Refer to the Supplemental information about oil and gas producing activities (unaudited) for the Company's oil and gas reserve disclosures.

Production

     The following table sets forth certain information regarding production for the periods indicated:
                                       Years ended December 31
                                         1994    1993    1992

     Net Annual Production(1):
      Oil (Mbbls)                        3,250   3,617   3,683
      Gas (Mmcf)                           793     771   1,029
     Average Sales Price:
      Oil (per bbl)                     $11.61  $11.43  $12.83
      Gas (per mcf)                       1.87    1.96    1.83
     Average Production Cost (per bbl
      equivalent)(2)                      6.28    6.35    5.43

     (1) Net production represents production owned by Berry and produced to its interest, less royalty and other similar interests. All oil and gas produced, other than lease fuel needs, is sold at the well site. Berry does not refine any of its production.

     (2) Equivalent oil and gas information is at a ratio of six thousand cubic feet of natural gas to one barrel ("bbl") of oil.

Acreage and Wells

     At December 31, 1994, the Company's properties accounted for the following developed and undeveloped acres:

                                     Developed Acres  Undeveloped Acres
                                     Gross      Net     Gross      Net

         California                  7,493     7,370     6,812    6,812
         Nevada                          -         -    56,768    9,461
         Texas                         840       277    10,812    3,508
         Other                       1,170       211       625      156
                                   _______   _______   _______  _______
                                     9,503     7,858    75,017   19,937
                                   =======   =======   =======  =======

     Gross acres represent all acres in which Berry has a working interest; net acres represent Berry's aggregate working interests in the gross acres.

     Berry currently has 1,615 gross oil wells (1,601 net) and 23 gross gas wells (7 net). Gross wells represent the total number of wells in which Berry has a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by Berry. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity

     The following table sets forth certain information regarding Berry's drilling activities for the periods indicated:

                             1994            1993            1992
                        Gross     Net   Gross     Net   Gross     Net
Exploratory Wells
 Drilled:
  Productive (1)          0       0.0     3       0.7     1       0.3
  Dry (2)                 4       0.8     3       0.5     3       0.9
Development Wells
 Drilled:
  Productive (1)         14      14.0    18      18.0    25      25.0
  Dry (2)                 0       0.0     0       0.0     0       0.0
Total Wells Drilled:
  Productive (1)         14      14.0    21      18.7    26      25.3
  Dry (2)                 4       0.8     3       0.5     3       0.9

(1)  A productive well is a well that is not a dry well.

(2) A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

As of March 6, 1995, one exploratory well was being drilled.

Title and Insurance

     The Company is not aware of any defect in the title to any of its principal properties. Notwithstanding the absence of a recent title opinion or title insurance policy, the Company believes it has satisfactory title to these properties, subject to such exceptions as the Company believes are customary and usual in the oil and gas industry and which the Company believes will not materially impair its ability to recover the proved oil and gas reserves or to obtain the resulting economic benefits.

     The oil and gas business can be hazardous, involving unforeseen circumstances such as blowouts or environmental damage. To address the hazards inherent in the oil and gas business, the Company maintains a comprehensive insurance program.

Item 3. Legal Proceedings

     On December 25, 1993, a crude oil spill was discovered on the Company's West Montalvo Lease in Ventura County, California. The Company estimates that the total discharge was approximately 2,100 barrels. The Company is aware that certain governmental authorities are currently investigating the circumstances surrounding the spill. The Company paid $.6 million to settle all potential state criminal claims against the Company in August 1994. The Company is working on dealing with all other potential matters, related thereto. As of the date of this report, no actions have been filed against the Company in connection with the spill.

     The Company is in a dispute with University Cogeneration Partners Ltd, 1985-1, regarding certain costs related to the cogeneration facility operations. The Company is a minority owner of University Cogeneration Partners Ltd, 1985-1, of which the major asset is the cogeneration facility located on the Company's properties. A Demand for Arbitration was filed against the Company in early 1995 and the Company answered and filed a counter Demand for Arbitration, which relates to costs and billings to the Company. While the outcome of these proceedings against the Company cannot be predicted with certainty, Management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

     The information with respect to the issues before the U.S. Tax Court set forth in Note 8 to the Company's financial statements under Item 8 is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                              EXECUTIVE OFFICERS

     Listed below are the names, ages (as of December 31, 1994) and positions of the executive officers of Berry and their business experience during the past five years.

     JERRY V. HOFFMAN, 45, President and Chief Executive Officer since May 1994 and President and Chief Operating Officer from March 1992 until May 1994. Mr. Hoffman was added to the Board of Directors in March 1992. Mr. Hoffman held the Senior Vice President and Chief Financial Officer positions from January 1988 until March 1992. Mr. Hoffman, CPA, has held a variety of other positions with the Company and its prior subsidiaries or successors since February 1985.

     DONALD A. DALE, 48, Controller since December 1985. Mr. Dale, CPA, was the Controller for Berry Holding Company from September 1985 to December 1985.

     RALPH J. GOEHRING, 38, Chief Financial Officer since March 1992 and Manager of Taxation from September 1987 until March 1992. Mr. Goehring, CPA, is also the Assistant Secretary for Berry Petroleum Company.

     CHESTER L. LOVE, 60, Vice President of Engineering since March 1994 and Manager of Engineering from May 1992 to March 1994. Mr. Love was previously a Vice President of Consulting for Scientific Software-Intercomp from 1979 to 1992.

     KENNETH A. OLSON, 39, Corporate Secretary since December 1985 and Treasurer since August 1988. Mr. Olson, CPA, has held a variety of other positions with the Company and its prior subsidiaries or successors since July 1985.

     STEVEN J. THOMAS, 44, Manager of Production since March 1993 joined the Company's engineering department in September 1992. Mr. Thomas was an engineering and petroleum consultant from 1990 to 1992 and was employed by Chevron USA from 1979 to 1990 in various drilling, production and facilities engineering positions.

                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     Shares of Class A Common Stock (Common Stock) and Class B Stock, referred to collectively as the "Capital Stock", are each entitled to one vote and 95% of one vote, respectively. Each share of Class B Stock is entitled to a $1.00 per share preference in the event of liquidation or dissolution. Further, each share of Class B Stock is convertible into one share of Common Stock at the option of the holder. On December 31, 1991, the Company issued 382,629 shares of unregistered Class A Common Stock and $1,290,000 in cash in exchange for all of the outstanding common stock of Surprise Oil Corporation. The Common Stock issued in the merger was registered in a Form S-3 Registration Statement in 1992 and subsequently deregistered in January 1994. Effective December 31, 1994, the Common Stock issued in the merger can be sold by the shareholders without restriction.

     Between February 28, 1992 and June 30, 1992, the Company operated an odd-lot purchase program whereby the Company offered to purchase at market price the outstanding shares from holders of less than 100 shares of the Company's Common Stock. The buyback program purchased 10,211 shares from 522 odd-lot shareholders of the Company. In July 1992, the Company initiated the repurchase of up to $5 million of its Class A Common Stock. During 1992, a total of 44,200 shares were purchased by the Company in the repurchase program. No additional shares were purchased in 1993 or 1994 in the repurchase program, which has been suspended.

     In 1989, the Company adopted a Stockholder Rights Agreement and declared a dividend distribution of one such Right for each outstanding share of Capital Stock on December 22, 1989. Each share of Capital Stock issued after December 22, 1989 includes one Right. The Rights expire on December 8, 1999. See Note 6 of Notes to the Financial Statements.

     The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol "BRY". The Class B Stock is not publicly traded. The market data and dividends for 1994 and 1993 are shown below:

                                                Cash
                      Low          High       Dividends
     1994

First Quarter      $ 8          $  9 7/8      $    .10
Second Quarter       8            10 3/4           .10
Third Quarter        8 7/8        10 1/4           .10
Fourth Quarter       9            11 3/8           .10

     1993

First Quarter      $ 11 5/8     $ 13 1/2      $    .15
Second Quarter       11 3/4       14 1/4           .15
Third Quarter        10 7/8       13 1/4           .15
Fourth Quarter        8 1/8       11 3/4           .10

     The number of holders of record of the Company's Common Stock and Class B Stock as of March 6, 1995 was approximately 1,030 and 1, respectively.

     The Company's dividend policy is for the Board of Directors to declare and pay dividends quarterly in March, June, September and December. The dividend level may change as it is subject to Board approval, and such approval is influenced by the price of crude oil, capital commitments and satisfactory financial results. Effective December 1993, the quarterly dividend level was reduced 33% from $.15 per share to $.10 per share.

     Dividends declared on 4,415,000 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B group, for as long as this remaining member shall live.

Item 6.  Selected Financial Data

     The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in Item 8, "Financial Statements and Supplementary Data". The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 1994 was derived from the audited financial statements and the accompanying notes to those financial statements.

                                                 1994       1993      1992      1991      1990
Statement of Operations Data:
Operating revenues:
  Sales of oil and gas                        $ 39,451   $ 42,843  $ 49,598  $ 43,439  $ 53,664
  Blending, net                                     87        265    (1,262)   (1,156)      420

Operating costs (excluding DD&A
    and exploratory dry hole costs)             21,224     23,790    20,931    20,575    20,208
General and administrative expenses
    (excluding DD&A)                             5,118      5,999     5,511     3,840     6,834
Depletion, depreciation & amortization (DD&A)    7,270      9,983     8,123     5,373     4,217
Net income (loss)                               (1,129)        32    10,115    16,597    17,656
Net income (loss) per share (1)                   (.05)         -       .46       .77       .82

Cash dividends per share                           .40        .55       .60       .60       .56
Weighted average number of shares outstanding   21,932     21,926    21,915    21,539    21,505

Balance Sheet Data:
Working capital                               $ 38,273   $ 40,418  $ 50,642  $ 54,420  $ 64,057
Shareholders' equity                            88,632     98,323   109,690   113,204   104,521
Total assets                                   118,254    135,159   140,140   145,594   130,554

Operating Data:
Capital expenditures                             6,934     13,983    12,180    14,028    13,617
Average sales price per barrel of oil            11.61      11.43     12.83     12.44     16.75
Average production cost per BOE                   6.28       6.35      5.43      6.03      6.34

Total Production:
    Oil (Bbls)                                   3,250      3,617     3,683     3,336     3,114
    Gas (Mcf)                                      793        771     1,029       466       439
Proved reserves:
    Oil (Bbls)                                  75,996     72,078    72,434    71,054    65,187
    Gas (Mcf)                                    6,530      5,476    10,003    11,772    20,264

(1) Less than $.01 per share in 1993.

                                                    15


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides information on the results of operations for the three years ended December 31, 1994 and the financial condition, liquidity and capital resources as of December 31, 1994, 1993 and 1992. The financial statements of Berry and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

     The profitability of the Company's operations in any particular accounting period will be directly related to the average realized prices of oil and gas sold, the type and volume of oil and gas produced and the results of development and exploration activities. The average realized prices of oil and gas will fluctuate from one period to another due to world market conditions and other factors. The California crude oil market is especially sensitive since a significant portion of California's crude oil needs are met by imports from Alaska. The aggregate amount of oil and gas produced may fluctuate based on development and exploration of oil and gas reserves pursuant to current reservoir management plans. Production rates, steam costs and maintenance expenses are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing principal factors, among others.

                           Results of Operations

     The Company incurred a net loss in 1994 of $1.1 million compared to net income of $32,000 and $10.1 million in 1993 and 1992, respectively.

     The loss in 1994 was due primarily to three factors. First, the Company recorded $5.4 million of exploratory dryhole costs for certain properties which the Company intends to abandon. Second, the Company recorded an impairment writedown in June 1994 of $2.9 million related to its Poso Creek and Kern Front properties and a producing well at Rincon. This impairment was necessary due to low production, low estimated reserves and continued low oil prices. Third, the Company recorded an additional charge of $1.3 million in June 1994 related to the December 1993 Montalvo oil spill.

                                         1994           1993           1992

Production - BOE Per Day                 9,266         10,261         10,530
Average Sales Price - Per BOE          $ 11.60        $ 11.43        $ 12.75
Operating Cost - Per BOE               $  6.28        $  6.35        $  5.43
Depreciation/Depletion - Per BOE       $  1.96        $  2.47        $  2.03

     Operating income from producing operations in 1994 was $11.6 million, up 17% from $9.9 million in 1993, but down 45% from $21.2 million in 1992.

     Production volumes declined 10% and 12% in 1994 from 1993 and 1992, respectively, for a number of reasons. First, in December 1993 the PRC 735 lease in the Montalvo field was shut in due to an oil spill and was not brought back on production until April 1994. Second, the Company shut in a number of marginal wells and reduced the volume of steam injected in its enhanced oil recovery operations where it was uneconomic to continue steaming at the low price levels experienced in early 1994. Third, the PRC 1466 lease (Rincon Island) was shut down in January to replace an oil shipping line. This lease was not put back on production until July 1994.

     The average sales price in 1994 of $11.60 was slightly higher than the $11.43 received in 1993, but down 9% from the $12.75 received in 1992. Total operating costs (excluding depletion, depreciation and amortization, "DD&A") in 1994 were down 11% from 1993 and comparable to 1992. The cost of steaming wells represents the largest component of operating costs. In 1994 the Company reduced its steam injection in its homebase, Fairfield and McKittrick properties a total of 24% and 15% from 1993 and 1992, respectively. The Company injected 13,676 bbls/day of steam in 1994 compared to 18,005 bbls/day in 1993 and 16,129 bbls/day in 1992.

     DD&A of $1.96/BOE in 1994 was down 21% and 3% from 1993 and 1992, respectively. DD&A in 1994 was lower than in 1993 due primarily to the lower depreciable basis resulting from the impairment and dryhole charges recorded in the second quarter of 1994. DD&A in 1993 was higher than in 1992 due to the further development of certain of the Company's properties, which resulted in a higher depreciable asset base, and higher depletion rates used on certain of the Company's properties.

     To provide additional marketing flexibility for the Company's heavy crude oil production, the Company owns and operates a blending facility located near its homebase properties which can process up to approximately 5,000 barrels per day of heavy crude oil. The Company's heavy crude oil can be blended with lighter crude oil and natural gasolines to produce a blended crude oil of approximately 27 degree API gravity. Blending allows the Company to ship through common carrier pipelines and sell directly to refiners in the Los Angeles basin, the San Francisco Bay Area and the Mid-Continent and, at times, improve the profit margin on the sale of its heavy crude oil.

     The Company suspended the blending operations in December 1993 due to the high cost of natural gasoline,the improved demand for the Company's heavy crude oil, and the narrowing margin between the posted price of the blended crude oil and the heavy crude oil. The Company sold its beginning crude oil inventory, but did not blend in 1994. Blending operations will resume in the future, if warranted by market conditions. After deducting fixed expenses including labor, line rental, insurance, DD&A, etc., blending and trading operations resulted in a net loss of $.1 million in 1994.

General

     Interest income declined to $1.6 million in 1994 from $1.9 million and $2.8 million in 1993 and 1992, respectively, due primarily to lower average invested cash balances.

     General and administrative expenses were $5.1 million in 1994, down 15% and 7%, respectively, from $6 million and $5.5 million in 1993 and 1992. The reduction in 1994 was due primarily to lower payroll related costs and other benefits from the Company's 1994 cost reduction activities and lower legal fees.

     The Company's pre-tax losses incurred in 1994 and 1993 resulted in effective tax benefits of 42% and 102% in 1994 and 1993, respectively, compared to a 36% tax rate in 1992. The most important factor affecting 1994 and 1993 was the impact of certain tax benefits, primarily enhanced oil recovery credits and percentage depletion as applied to the pre-tax losses.

Liquidity and Capital Resources

     Working capital at December 31, 1994 was $38.3 million, down 5% from $40.4 million at December 31, 1993 and 24% from $50.6 million at December 31, 1992. Working capital declined in 1994 because cash was used for capital expenditures of $6.9 million and to pay dividends of $8.8 million ($.40 per share).

     Cash flow provided by operating activities of $14.6 million was up 33% from $11.0 million in 1993, but down 34% from $22.2 million in 1992. Cash flow was lower in 1994 and 1993 due to lower oil prices compared to 1992. In addition, cash flow in 1994 was negatively impacted by the decline in production in 1994 compared to 1993 and 1992. However, 1994 cash flow also included $1.4 million in income tax refunds with no comparable amounts in 1993 and 1992.

     The Company has a $1 million Revolving Credit and Term Loan Agreement with a major California bank. There are no outstanding borrowings under this line, and the Company believes it can borrow additional funds should the need arise for future acquisitions or other corporate purposes.

     One of the Company's objectives each year is to replace the oil and gas produced through acquisitions, exploration or further development of the Company's existing properties. At December 31, 1994, the total proved reserves were 77.1 million BOE, up from 73.0 million BOE at December 31, 1993 and 74.1 million BOE at December 31, 1992. Although the Company produced 3.4 million BOE in 1994, total proved reserves increased 6% from the beginning of the year primarily due to higher oil prices, the acquisition of 1.2 million barrels, and the further development of the Company's properties.

     Environmental regulations have an increasing impact upon the Company's operations. The Company estimates that it spends approximately $.3 million on technical and managerial time annually to comply with environmental regulations. In addition, the Company spent approximately $1.1 million for capital projects, repairs and maintenance, and permits related to environmental control facilities in 1994 and anticipates spending approximately $.8 million for similar expenditures in 1995, with additional expenditures required in future years.

     The Company's 1995 capital budget is $9.3 million, up from $5.8 million in 1994. Of the 1995 budget, 59% relates to the development of the Midway Sunset properties, 24% for development of the Rincon properties, 9% for exploration and the remaining 8% for the development of other properties and general projects.

     The Company continues to be an advocate for lifting the federal ban on Alaska North Slope (ANS) export so the Company and other West Coast producers can receive a fair market price for their crude oil. Management believes the likelihood of passage of legislation lifting the ban has been greatly improved due to the change of members in both the U.S. Senate and House of Representatives and their approach to free trade issues. If such legislation were to become law, the Company could experience a noticeable improvement in the price the Company receives for its crude oil. While the actual effect is uncertain and governed by numerous factors outside the Company's control, Management estimates the increase to be from $.75 to $1.50 per barrel.

Impact of Inflation

     The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.

Item 8.  Financial Statements and Supplementary Data

                          BERRY PETROLEUM COMPANY
                     Index to Financial Statements and
                             Supplementary Data


                                                                      Page

Report of Coopers & Lybrand L.L.P., Independent Accountants            21

Balance Sheets at December 31, 1994 and 1993                           22

Statements of Operations for the
  Years Ended December 31, 1994, 1993 and 1992                         23

Statements of Shareholders' Equity
  for the Years Ended December 31, 1994, 1993 and 1992                 24

Statements of Cash Flows for the
  Years Ended December 31, 1994, 1993 and 1992                         25

Notes to the Financial Statements                                      27

Supplemental Information About Oil & Gas Producing Activities          40


Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Berry Petroleum Company

We have audited the accompanying balance sheets of Berry Petroleum Company as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berry Petroleum Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


/s/ Coopers & Lybrand L.L.P.

February 22, 1995
Los Angeles, California

                            BERRY PETROLEUM COMPANY
                               Balance Sheets
                          December 31, 1994 and 1993
                    (In Thousands Except Share Information)

                                                    1994         1993
               ASSETS

Current assets:
 Cash and cash equivalents                       $   7,466    $   9,457
 Short-term investments available for sale          27,617       26,967
 Accounts receivable                                 9,471       16,089
 Deferred income taxes                               3,315        3,154
 Prepaid expenses and other                          1,073        1,872
                                                 _________    _________
    Total current assets                            48,942       57,539

Oil and gas properties (successful
 efforts basis), buildings and equipment, net       66,915       75,513
Other assets                                         2,397        2,107
                                                 _________    _________
                                                 $ 118,254    $ 135,159
                                                 =========    =========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $   6,032    $  12,397
 Accrued liabilities - oil spill                     2,946        2,753
 Accrued liabilities - other                         1,691        1,971
                                                 _________    _________
    Total current liabilities                       10,669       17,121

Deferred income taxes                               18,953       19,715
                                                 _________    _________
                                                    29,622       36,836
                                                 _________    _________
Commitments and contingencies (Notes 7, 8 and 11)

Shareholders' equity:
 Preferred stock, $.01 par value;
  2,000,000 shares authorized;
  no shares outstanding                                  -            -
 Capital stock, $.01 par value;
  Class A Common Stock,
   50,000,000 shares authorized;
   21,033,169 shares issued and outstanding            210          210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9            9
Capital in excess of par value;                     52,852       52,641
Retained earnings                                   35,561       45,463
                                                 _________    _________
     Total shareholders' equity                     88,632       98,323
                                                 _________    _________
                                                 $ 118,254    $ 135,159
                                                 =========    =========
The accompanying notes are an integral part of these financial statements.

                            BERRY PETROLEUM COMPANY
                           Statements of Operations
                 Years ended December 31, 1994, 1993 and 1992
                     (In Thousands Except Per Share Data)

                                               1994        1993        1992

Revenues:
 Sales of oil and gas                        $ 39,451    $ 42,843    $ 49,598
 Blending operations, net                          87         265      (1,262)
 Interest                                       1,616       1,893       2,812
 Gain (loss) on sale of assets                    113      (1,100)          -
 Other income, net                                 68         195         314
                                             ________    ________    ________
                                               41,335      44,096      51,462
                                             ________    ________    ________
Expenses:
 Operating costs                               21,224      23,790      20,931
 Depreciation, depletion & amortization         7,270       9,983       8,123
 Impairment of properties                       2,915       2,911           -
 Oil spill costs                                1,344       2,004           -
 Exploratory dry hole costs                     5,414         788          916
 General and administrative                     5,118       5,999        5,511
 Interest                                           -           -          107
                                             ________    ________     ________
                                               43,285      45,475       35,588
                                             ________    ________     ________

Income (loss) before income taxes              (1,950)     (1,379)      15,874
Provision (benefit) for income taxes             (821)     (1,411)       5,759
                                             ________    ________     ________
Net income (loss)                            $ (1,129)   $     32     $ 10,115
                                             ========    ========     ========

Net income (loss) per share                  $   (.05)   $      -     $    .46
                                             ========    ========     ========

Weighted average number of
shares of capital stock used
to calculate earnings per share                21,932      21,926       21,915
                                             ========    ========     ========











The accompanying notes are an integral part of these financial statements.

                            BERRY PETROLEUM COMPANY
                       Statements of Shareholders' Equity
                  Years Ended December 31, 1994, 1993 and 1992
                      (In Thousands Except Per Share Data)



                                           Capital in
                          Capital Stock     Excess of  Retained  Shareholders'
                        Class A    Class B  Par Value  Earnings     Equity

Balances at
 January 1, 1992       $    210    $     9   $ 52,458   $ 60,527    $113,204

Stock retired                 -          -       (653)         -        (653)
Stock options
 exercised                    -          -        172          -         172
Cash dividends
 declared -
  $.60 per share              -          -          -    (13,148)    (13,148)
Net income                    -          -          -     10,115      10,115
                        _______    _______   ________   ________    ________
Balances at
 December 31, 1992          210          9     51,977     57,494     109,690

Stock options
 exercised                    -          -        664          -         664
Cash dividends
 declared -
 $.55 per share               -          -          -    (12,063)    (12,063)
Net income                    -          -          -         32          32
                        _______    _______   ________   ________    ________
Balances at
 December 31, 1993          210          9     52,641     45,463      98,323

Stock options                 -          -        211          -         211
Cash dividends
 declared -
 $.40 per share               -          -          -     (8,773)     (8,773)
Net loss                      -          -          -     (1,129)     (1,129)
                       ________    _______   ________   ________    ________
Balances at
 December 31, 1994     $    210    $     9   $ 52,852   $ 35,561    $ 88,632
                       ========    =======   ========   ========    ========










The accompanying notes are an integral part of these financial statements.

                            BERRY PETROLEUM COMPANY
                            Statements of Cash Flows
                  Years Ended December 31, 1994, 1993 and 1992
                                (In Thousands)

                                                 1994       1993       1992
Cash flows from operating activities:

 Net income (loss)                             $ (1,129)  $     32   $ 10,115
 Depletion, depreciation and amortization         7,270      9,983      8,123
 (Gain) loss on sale of assets                     (113)     1,100          -
 Exploratory dryhole costs                        5,090        170        174
 Impairment of properties                         2,915      2,911          -
 Increase in deferred income tax liability         (762)     1,536      3,641
 Other, net                                         504       (377)       (74)
                                               ________   ________   ________
  Net working capital provided
   by operating activities                       13,775     15,355     21,979

(Increase) decrease in current assets other
 than cash, cash equivalents and short-term
 investments                                      7,256     (9,248)     5,771
Increase (decrease) in current liabilities       (6,452)     4,850     (5,581)
                                               ________   ________   ________
Net cash provided by operating activities        14,579     10,957     22,169
                                               ________   ________   ________

Cash flows from investing activities:

 Capital expenditures                            (6,934)   (13,983)   (12,180)
 Purchase of short-term investments             (30,524)   (15,560)   (38,330)
 Maturities of short-term investments            29,874     30,290     41,018
 Other, net                                        (213)      (197)       118
                                               ________   ________   ________
Net cash used in investing activities          $ (7,797)  $    550   $ (9,374)
                                               ________   ________   ________


















The accompanying notes are an integral part of these financial statements.

                            BERRY PETROLEUM COMPANY
                      Statements of Cash Flows, Continued
                 Years Ended December 31, 1994, 1993 and 1992
                                (In Thousands)

                                                 1994       1993       1992
Cash flows from financing activities:


 Dividends paid                                $ (8,773)  $(12,063)  $(13,148)
 Proceeds from exercise of stock options              -        664        172
 Purchase and retirement of Company's
   common stock                                       -          -       (653)
 Other, net                                           -          -        (66)
                                               ________   ________   ________
Net cash used in financing activities            (8,773)   (11,399)   (13,695)
                                               ________   ________   ________
Net increase (decrease) in cash and
 cash equivalents                                (1,991)       108       (900)
Cash and cash equivalents at beginning
 of year                                          9,457      9,349     10,249
                                               ________   ________   ________
Cash and cash equivalents at end
 of year                                       $  7,466   $  9,457   $  9,349
                                               ========   ========   ========

Supplemental disclosures of cash
 flow information:

Interest paid                                  $      5   $      8   $    107
                                               ========   ========   ========

Income taxes paid                              $    484   $    765   $  3,230
                                               ========   ========   ========





















The accompanying notes are an integral part of these financial statements.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

1.  Summary of significant accounting policies

Cash and cash equivalents

     Cash equivalents consist principally of commercial paper and money market funds. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash equivalents of $5,979,000 and $6,169,000 at December 31, 1994 and 1993, respectively, are stated at cost, which approximates market.

Short-term investments

     All short-term investments are classified as available for sale. Short-term investments consist principally of United States treasury notes, corporate notes, state and local municipal bonds and auction market preferred stock with remaining maturities of more than three months at date of acquisition. Such investments are stated at cost, which approximates market. The Company utilizes specific identification in computing realized gains and losses on investments sold. For the three years ended December 31, 1994, realized and unrealized gains and losses were insignificant to the financial statements. United States treasury notes with an aggregate market value of $4,500,000 are pledged as collateral to the California State Lands Commission
(SLC) for the estimated future dismantlement, restoration and abandonment of the Company's Rincon leases, and $550,000 of United States treasury notes are pledged as collateral to the SLC as a performance bond on the Company's Montalvo properties.

Oil and gas properties, buildings and equipment

     The Company accounts for its oil and gas exploration and development costs using the successful efforts method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete development wells and drill and complete exploratory wells that find proved reserves are capitalized. Exploratory dryhole costs and other exploratory costs, including geological and geophysical costs, are charged to expense when incurred. The costs of carrying and retaining unproved properties are also expensed when incurred. Depletion of oil and gas producing properties is computed using the units-of-production method. The estimated costs, net of salvage value, of plugging and abandoning oil and gas wells and related facilities are accrued using the units-of-production method and are taken into account in determining depletion, depreciation and amortization expense.

     Buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives ranging from 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Expenditures for maintenance and repairs are expensed as incurred.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

1.  Summary of significant accounting policies (cont'd)

     The Company evaluates its oil and gas properties for impairment on a field by field basis. If it is determined through an internal engineering study that the net realizable value of a producing property is lower than its net book value, an impairment allowance will be recorded for the difference. In performing these studies, the Company uses standard industry techniques and considers numerous factors, including but not limited to: production history, the Company's perception of future crude oil and natural gas prices and lease operating expenses, estimated capital expenditures, and the experience of the Company with the specific operations in the particular field or geological area.

Income Taxes

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax bases of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings per share

     Earnings per share is computed by dividing net income by the weighted average number of capital shares and dilutive common stock equivalents, if any, outstanding during the year.

Postretirement and post employment benefits

     The Company adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" using the immediate recognition method and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in 1993. The impact of such adoption on the Company's financial statements was immaterial.

Reclassifications

     Certain reclassifications have been made to the 1993 and 1992 financial statements to conform with the 1994 presentation.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

2.  Fair value of financial instruments

     Financial instruments consist of cash and short-term investments, whose carrying amounts are not materially different from their fair values because of the short maturity of those instruments. The Company's available-for-sale short-term investments at December 31, 1994 consist primarily of United States treasury notes (62%), corporate notes (27%), and municipal bonds and auction market preferred stock (11%). Of the short-term investments at December 31, 1994, 47% mature in one year or less and 53% mature in 13 to 24 months. The Company has no involvement with derivative financial instruments.

3.  Concentration of Credit Risks

     The Company sells oil, gas and natural gas liquids to pipelines and refineries. Credit is extended based on an evaluation of the customer's financial condition. For the three years ended December 31, 1994 the Company has experienced no credit losses on the sale of oil, gas and natural gas liquids.

     The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. For the three years ended December 31, 1994, the Company has not incurred losses related to these investments.

     The following summarizes the accounts receivable balances at December 31, 1994 and sales activity with significant customers for each of the years ended December 31, 1994, 1993 and 1992 (in thousands):

                          Accounts                      Sales
                         Receivable         For the Year Ended December 31,
     Customer         December 31, 1994      1994        1993        1992

        A                $    710          $ 16,027    $ 16,747    $  4,286
        B                   1,040            11,319      11,686      20,136
        C                       -                 -           -       6,561
        D                       -                 -           -       4,966
                         ________          ________    ________    ________
                         $  1,750          $ 27,346    $ 28,433    $ 35,949
                         ========          ========    ========    ========

   The loss of any of these customers could have a temporarily adverse impact on the Company's revenues.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements


4.  Oil and gas properties, buildings and equipment

Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):
                                                    1994              1993
Oil and gas:
  Proved properties:
    Producing properties, including
     intangible drilling costs                   $  56,216         $  59,978
    Lease and well equipment                        67,232            66,925
  Unproved properties                                  383               464
                                                 _________         _________
                                                   123,831           127,367
  Less accumulated depletion,
   depreciation and amortization                    59,909            55,221
                                                 _________         _________
                                                    63,922            72,146
                                                 _________         _________
Commercial and other:
  Land                                                 151               151
  Buildings and improvements                         3,806             3,785
  Machinery and equipment                            3,969             3,784
                                                 _________         _________
                                                     7,926             7,720
  Less accumulation depreciation                     4,933             4,353
                                                 _________         _________
                                                     2,993             3,367
                                                 _________         _________
                                                 $  66,915         $  75,513
                                                 =========         =========

     The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed (in thousands):
                                            1994         1993         1992

Acquisition of properties                $  1,023     $      -     $  2,311
Exploration                                 1,701        3,336        1,470
Development                                 4,678       10,958        9,286
                                         ________     ________     ________
                                         $  7,402     $ 14,294     $ 13,067
                                         ========     ========     ========

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements


4.  Oil and gas properties, buildings and equipment (cont'd)


Results of operations from oil and gas producing and exploration activities

     The results of operations from oil and gas producing and exploration activities (excluding blending operations, corporate overhead and interest costs) for the three years ended December 31 are as follows (in thousands):

                                           1994        1993        1992

Sales to unaffiliated parties            $ 39,451    $ 42,843    $ 49,598
Production costs                          (21,224)    (23,790)    (20,931)
Exploration expenses                       (5,414)       (788)       (916)
Depletion, depreciation and
 amortization                              (6,627)     (9,143)     (7,429)
                                         ________    ________    ________
                                            6,186       9,122      20,322

Income tax expenses                        (1,723)     (2,225)     (7,373)
                                         ________    ________    ________
Results of operations from
  producing and exploration activities   $  4,463    $  6,897    $ 12,949
                                         ========    ========    ========

     In 1994, the Company recorded an impairment writedown of $2.9 million related to its Poso Creek and Kern Front properties and a producing well at Rincon. Similarly, in 1993 the Company recorded an impairment writedown of $2.9 million related to certain properties in East Texas which were subsequently transferred to another company in December 1994 at no gain or loss to the Company.

5.  Debt obligations

     The Company has a Revolving Credit and Term Loan Agreement (Agreement) with a major California bank. In June 1994 the Company decreased the amount available under this Agreement from $5,000,000 to $1,000,000. The funds from this Agreement can be used for the acquisition of oil and gas properties, other investments, letters of credit and general corporate purposes. At December 31, 1994, the Company had no outstanding borrowings or letters of credit under the Agreement.

6.  Shareholders' equity

     Shares of Class A Common Stock (Common Stock) and Class B Stock, referred to collectively as the "Capital Stock" are each entitled to one vote and 95% of one vote, respectively. Each share of Class B Stock is entitled to a $1.00 per share preference in the event of liquidation or dissolution. Further, each share of Class B Stock is convertible into one share of Common Stock at the option of the holder.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

6.  Shareholders equity (cont'd)

     In December 1989, the Company adopted a Stockholder Rights Agreement and declared a dividend distribution of one Right for each outstanding share of Capital Stock. Each Right, when exercisable, entitles the holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock, or in certain cases other securities, for $38.00. The exercise price and number of shares issuable are subject to adjustment to prevent dilution. The Rights would become exercisable, unless earlier redeemed by the Company, 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of Common Stock or, 10 business days following the commencement of a tender or exchange offer for such outstanding shares which would result in such person or group acquiring 20% or more of the outstanding shares of Common Stock, either event occurring without the prior consent of the Company.

     The Rights will expire in December 1999 or may be redeemed by the Company at 1 cent per Right prior to that date unless they have theretofore become exercisable. The Rights do not have voting or dividend rights, and until they become exercisable, have no diluting effect on the earnings of the Company. 250,000 shares of the Company's Preferred Stock have been designated Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the Rights.

     In July 1992, the Company authorized the repurchase of up to $5 million of its Class A Common Stock. During 1992, a total of 44,200 shares were purchased by the Company. No additional shares were purchased in 1993 or 1994. On February 28, 1992, the Company initiated an odd-lot purchase program whereby the Company offered to purchase the outstanding shares from holders of less than 100 shares of the Company's Common Stock at market price. The odd-lot program, which ended in June 1992, resulted in the purchase of 10,211 shares from 522 odd-lot shareholders of the Company.

     During 1994, 1993 and 1992, the Company issued -0-, 44,536, and 14,028 shares, respectively, through its Nonstatutory Stock Option Plan.

     Dividends declared on 4,415,000 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, as long as this remaining member shall live.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

7.  Transactions with affiliates

University Cogeneration Partners, Ltd. 1985-1

     The Company increased its investment in University Cogeneration Partners, Ltd. 1985-1, a limited partnership (the Cogeneration Partnership) to an approximate 45% limited partner interest at December 31, 1994. The Cogeneration Partnership was formed in 1985 to finance the construction of a cogeneration plant on the Company's properties. The Company also committed to purchase the steam generated by the plant and supply the natural gas to fuel the plant. At December 31, 1994 and 1993, the receivable due from the Cogeneration Partnership for natural gas purchases, net of the steam sales to the Company, was $820,000 and $997,000, respectively. The investment of $1,898,000 is accounted for at cost. For the years ended December 31, 1994, 1993 and 1992, the Company recognized as revenue distributions from the Cogeneration Partnership of $0, $72,085 and $146,000, respectively.

     The Company has committed to purchase the steam generated by the Cogeneration Partnership through 1996 at a target cost which compares favorably to the alternative cost of burning crude oil. Amounts paid by the Company for the steam in 1994, 1993 and 1992 were $4.6 million, $4.3 million and $4.9 million, respectively. To provide water to the cogeneration plant, the Company committed to purchase a minimum of 18,000 barrels of water per day in 1992 through 1994 and 6,333 barrels per day in 1995 from a water district at a cost of $.045 per barrel. Amounts paid by the Company for this water in 1994, 1993 and 1992 were $.4 million, $.3 million and $.3 million, respectively.

8.  Income taxes

     In the first quarter of 1992, the Company adopted SFAS No. 109. The Company previously followed SFAS No. 96. There was no current or cumulative effect of adoption on continuing operations.

     The provision (benefit) for income taxes consists of the following (in thousands):

                                     1994           1993           1992

          Current:
            Federal                $    158       $   (873)      $  2,497
            State                       (56)           (74)         1,052
                                   ________       ________       ________
                                        102           (947)         3,549

          Deferred:
            Federal                  (1,077)          (369)         1,664
            State                       154            (95)           546
                                   ________       ________       ________
                                       (923)          (464)         2,210
                                   ________       ________       ________
                                   $   (821)      $ (1,411)      $  5,759
                                   ========       ========       ========

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

8.  Income taxes (cont'd)

     The current deferred tax assets and liabilities are offset and presented as a single amount in the financial statements. Similarly, the noncurrent deferred tax assets and liabilities are presented in the same manner. The following table summarizes the components of the total deferred tax assets and liabilities before such financial statement offsets. The components of the net deferred tax liability are as follows (in thousands):

                                                 Dec 31,         Dec 31,
                                                  1994            1993

Federal benefit of state taxes                 $   1,334       $   1,213
Differences between financial reporting
 and tax bases of assets acquired                  3,226           3,256
Net operating loss carryforwards                   1,470           2,057
Credit/deduction carryforwards                     3,037           1,935
Other, net                                           712           1,073
Valuation allowance                               (3,089)         (3,089)
                                               _________       _________
Total deferred tax asset                           6,690           6,445
                                               _________       _________

Depreciation and depletion                       (16,567)        (18,038)
State taxes, net                                  (3,795)         (3,641)
Other, net                                        (1,966)         (1,327)
                                               _________       _________

Total deferred tax liability                     (22,328)        (23,006)
                                               _________       _________

Net deferred tax liability                     $ (15,638)      $ (16,561)
                                               =========       =========

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

8.  Income taxes (cont'd)

     A reconciliation of the Company's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% to pretax income is as follows (in thousands):

                                              1994        1993        1992

Tax computed at 34%                         $   (663)   $   (469)   $  5,400

Increase (decrease) in taxes resulting
  from:

Asset acquisition/sale differences               394         637         (45)
Nontaxable income                               (171)       (323)       (154)
Percentage depletion                            (290)       (286)       (290)
State taxes, net                                  98        (113)      1,203
Enhanced oil recovery, nonconventional
 fuel tax and alternative minimum
 tax credits                                    (406)     (1,199)       (506)
Other, net                                       217         342         151
                                            ________    ________    ________
                                            $   (821)   $ (1,411)   $  5,759
                                            ========    ========    ========

Effective Tax Rate                             (42.1)%    (102.3)%      36.3%
                                            ========    ========    ========

     The Company has $4.3 million of loss carryforwards which may be utilized in future years to reduce the Company's federal income taxes. The expiration dates and amounts are as follows; 1999 - $.4 million, 2000 - $3.9 million. The Company also has approximately $2.5 million of various tax credits and $1.6 million of statutory depletion carryforwards available to reduce future federal income taxes. If not fully utilized, certain enhanced oil recovery tax credits of $1.4 million and $.6 million will expire in the years 2008 and 2009, respectively. The other credits may be carried forward indefinitely.

     For the years ended December 31, 1987 through 1989, the Internal Revenue Service (IRS) has proposed various adjustments with which the Company disagrees. One issue was settled and three issues went to trial in U.S. Tax Court in April 1993. These issues involved disputes related to 1) a deduction upon expiration of a purchase option, 2) deductibility versus capitalization of litigation costs defending the Company's fiduciary responsibility, and 3) the appropriate IRC 382 limitation associated with a change of ownership upon the stock purchase of an existing corporation. In 1991, the Company paid under protest the proposed assessment of $1.1 million relating to these issues. The Company is awaiting the outcome of this case, which may also impact future years with respect to issues two and three above. The Company believes that adequate accruals have been provided for all years.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements


9.  Stock option and stock appreciation rights plans

     The Company has a 1987 Nonstatutory Stock Option Plan (the NSO Plan) and a 1987 Stock Appreciation Rights Plan (the SAR Plan). The NSO Plan provides for the granting of options (Options) to purchase up to an aggregate of 700,000 shares of Common Stock. The SAR Plan authorizes a maximum of 700,000 shares of Common Stock which may be subject to stock appreciation rights
(SARs). Holders of SARs have the right upon exercise to receive a payment, payable at the discretion of the Compensation Committee in cash or in shares of Common Stock, equal to the amount by which the market price exceeds the Base Price (as defined) with respect to the shares subject to such SARs on the date of exercise. The Base Price with respect to shares subject to SARs still available for grant shall in no case be less than 80% of the fair market value of such shares on the date of grant. All Options and SARs are granted at the discretion of the Board of Directors. The term of each Option or SAR may not exceed ten years from the date of grant.

     On December 2, 1994, the Board of Directors of the Company adopted, subject to shareholder approval, the Berry Petroleum Company 1994 Stock Option Plan (the 1994 Plan). The 1994 Plan provides for the granting of stock options to purchase up to an aggregate of 1,000,000 shares of Common Stock. All Options, with the exception of the formula grants to non-employee directors, will be granted at the discretion of the Compensation Committee of the Board of Directors. The term of each Option may not exceed ten years from the date the Option is granted.

     Included in general and administrative expenses is $0 in 1994, $(18,000) in 1993 and $.2 million in 1992 for compensation expense related to the Options and SARs granted to date. The credit in 1993 was due to the decline in the Company's stock price during that year. Because the options issued on December 2, 1994 were all issued at current market value, there is no accounting charge to the Company in connection with the current Option grants. At December 31, 1994 and 1993, the accrued liabilities for the NSO and SAR Plans are $.2 million and $.4 million, respectively.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

9.  Stock option and stock appreciation rights plans (cont'd)

                                      1994                      1993
                              Options      SARs         Options      SARs
Balance outstanding,
 January 1                    142,941     69,020        413,902    213,300
  Granted                     333,000          -              -          -
  Exercised                         -     (5,380)      (270,961)  (142,980)
  Canceled/expired            (77,800)   (23,900)             -     (1,300)
                             ________   ________       ________   ________
Balance outstanding,
 December 31                  398,141     39,740        142,941     69,020
                             ========   ========       ========   ========
Balance exercisable
 at December 31                65,141     39,740        142,941     57,800
                             ========   ========       ========   ========
Available for future
 grant                        860,800          -        116,000    283,960
                             ========   ========       ========   ========
Exercise Price               $   9.80   $   9.80       $   9.80   $   9.80
                             to 10.75   to 10.00       to 10.00   to 10.00
                             ========   ========       ========   ========
Market price at date                    $  10.50                  $  11.63
 of exercise                 $      -  to 10.875       $  13.13   to 13.13
                             ========   ========       ========   ========

     During 1992 41,160 Options and 8,160 SARs were exercised at an exercise price ranging from $9.80 to $10.00 and a market price ranging from $11.13 to $12.88.

     On December 2, 1994, 300,000 Options were issued to certain key employees at an exercise price of $10.75 per share which was the closing market price of the Company's Class A Common Stock on the New York Stock Exchange on that date. The Options vest 25% per year for four years. The 1994 Plan also allows for Option grants to the Board of Directors under a formula plan whereby all non-employee directors are eligible to receive Options. On December 2, 1994, an aggregate of 33,000 Options (3,000 Options each) were issued to the eleven non-employee directors at an exercise price of $10.75 per share. The Options granted to the non-employee directors vest immediately. The formula plan provides for the annual grant of 3,000 Options to each non-employee director holding office on each December 2nd at the fair market value on the date of grant.

     The Options granted on December 2, 1994 utilized all 193,800 remaining Options from the 1987 Nonstatutory Stock Option Plan and 139,000 shares from the 1994 Plan. The Board of Directors adopted a resolution to terminate the 1987 Stock Appreciation Rights Plan without utilizing the 307,860 SARs which were still available for issuance. The 39,740 currently outstanding SARs are still available for exercise under the original terms of issuance.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements
10. Retirement Plan

     The Company sponsors a defined contribution retirement or thrift plan (401(k) Plan) to assist all employees in providing for retirement or other future financial needs. Employee contributions (up to 6% of their earnings) are matched by the Company dollar for dollar. Effective November 1, 1992, the 401(k) Plan was modified to provide for increased Company matching of employee contributions whereby Company matching contributions will range from 6% to 9% of eligible participating employee earnings, if certain financial results are achieved. For 1994, 1993 and 1992, all matching contributions were at the 6% rate. The Company's contributions to the 401(k) Plan were $.2 million in 1994, $.3 million in 1993 and $.3 million in 1992.

11. Oil Spill

     On December 25, 1993, the Company experienced a crude oil spill on its PRC 735 State lease located in the West Montalvo field in Ventura County, California. The spill required clean-up of the area directly around the pipe as well as the nearby ocean and an agricultural runoff pond. Working closely with the United States Coast Guard, the California Department of Fish and Game, and other regulatory agencies, the Company substantially completed the clean-up of the spill in January 1994. Certain governmental authorities, including the United States Coast Guard and the California Department of Fish and Game, are currently investigating the circumstances surrounding the spill. The Company negotiated a resolution of the state criminal investigation for a total of $600,000 in August 1994. Investigations continue regarding potential civil and federal criminal penalties, if any.

     Management believes the Company has an adequate amount of insurance coverage for the majority of the costs associated with the spill and has received preliminary coverage letters from its insurance carriers tendering coverage, subject to certain reservations. Definitive determination will not become known until some time in the future. The Company estimates the total cost of the spill, net of insurance reimbursement, to be a minimum of $3.3 million and a maximum of $5.1 million. Since no other amount in the range is more likely to occur, the minimum amount was expensed by the Company ($1.3 million in the second quarter of 1994 and $2 million in 1993). The costs incurred and estimated to be incurred in connection with the spill not yet paid by the Company are included in accounts payable and accrued liabilities at December 31, 1994, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of December 31, 1994, the Company had received approximately $7.2 million under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill.

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

12. Quarterly financial data (unaudited)

     The following is a tabulation of unaudited quarterly operating results for 1994 and 1993 (in thousands). Certain reclassification have been made to the 1993 columns to conform with the 1994 presentation.


                      Operating      Gross      Net Income   Net Income (Loss)
     1994              Revenues     Profit        (Loss)         Per Share

First Quarter         $   7,205    $     (18)    $    (598)     $    (.03)
Second Quarter            9,827       (5,916)(A)    (4,665)          (.21)
Third Quarter            11,640        4,602         2,609            .12
Fourth Quarter           10,866        3,141         1,525            .07
                      _________    _________     _________      _________
                      $  39,538    $   1,809     $  (1,129)     $    (.05)
                      =========    =========     =========      =========

     1993

First Quarter         $  10,980    $   2,361     $     753      $     .03
Second Quarter           12,428        2,744           344            .02
Third Quarter            11,016           14 (B)      (538)          (.02)
Fourth Quarter            8,684         (973)(C)      (527)          (.03)
                      _________    _________     _________      _________

                      $  43,108    $   4,146     $      32      $       -
                      =========    =========     =========      =========

(A) Includes property impairment of $2.9 million and additional oil spill costs accrual of $1.3 million.

(B)  Includes property impairment of $2.9 million.

(C)  Includes accrual of oil spill costs of $2.0 million.

                            BERRY PETROLEUM COMPANY

Supplemental information about oil & gas producing activities (unaudited)

     The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely within the United States. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells for which relatively major expenditures are required for completion.

     Disclosures of oil and gas reserves which follow are based on estimates prepared primarily by independent engineering consultants for the three years ended December 31, 1994. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

Changes in estimated reserve quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1994, 1993 and 1992, and changes in such quantities during each of the years then ended were as follows (in thousands):

                           1994                1993               1992
                        Oil     Gas        Oil      Gas         Oil     Gas
                       Mbbls   Mmcf       Mbbls    Mmcf        Mbbls    Mmcf

Proved developed
 and undeveloped
 reserves:
 Beginning of year    72,078    5,476     72,434   10,003    71,054   11,772
 Revision of pre-
  vious estimates      6,002    1,847      3,203   (5,735)    5,058   (1,943)
 Production           (3,250)    (793)    (3,617)    (771)   (3,683)  (1,029)
 Discoveries               -        -         58    1,979         -      109
 Purchase of reserves
  in place             1,166        -          -        -         5    1,094
                     _______  _______    _______  _______   _______  _______
 End of year          75,996    6,530     72,078    5,476    72,434   10,003
                     =======  =======    =======  =======   =======  =======
Proved developed
 reserves:
 Beginning of year    62,261    4,810     65,516    6,797    58,514    7,359
                     =======  =======    =======  =======   =======  =======
 End of year          62,718    4,727     62,261    4,810    65,516    6,797
                     =======  =======    =======  =======   =======  =======

                            BERRY PETROLEUM COMPANY

Supplemental information about oil & gas producing activities (unaudited)
(cont'd)

     Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands):

     The standardized measure has been prepared assuming year-end sales prices adjusted for fixed and determinable contractual price changes, year-end costs and statutory income tax rates previously legislated, and a ten percent annual discount rate. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.

                                                 1994       1993      1992

Future cash inflows                          $ 960,412  $ 607,137 $ 874,966
Future production and development costs        317,735    473,903   486,751
Future income tax expenses                     213,225     37,332   139,445
                                             _________  _________ _________
Future net cash flows                          429,452     95,902   248,770

10% annual discount for estimated timing
 of cash flows                                 248,499     59,276   147,716
                                             _________  _________ _________

Standardized measure of discounted future
 net cash flows                              $ 180,953  $  36,626 $ 101,054
                                             =========  ========= =========

Average sales prices at December 31:

          Oil  ($/bbl)                       $   12.49  $    8.25 $   11.85
          Gas  ($/Mcf)                            1.78       2.18      1.53

                            BERRY PETROLEUM COMPANY

Supplemental information about oil & gas producing activities
(unaudited)(cont'd)

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):

                                                1994       1993       1992

Standardized measure - beginning of year     $ 36,626    $101,054  $101,149
                                             ________    ________  ________

Sales of oil and gas produced,
 net of production costs                      (18,227)    (18,697)  (27,282)
Revisions to estimates of proved reserves:
 Net changes in sales prices and
  production costs                            194,099    (110,914)    5,000
 Revisions of previous quantity estimates      24,315       2,261    12,214
 Change in estimated future development costs  (5,470)      6,751   (10,636)
Extensions, discoveries and improved recovery
  less related costs                                -       2,929         -
Purchases of reserves in place                  3,815           -       328
Development costs incurred during the period    4,678      10,958     9,285
Accretion of discount                           4,602      15,555    15,450
Income taxes                                  (68,416)     36,920    (2,064)
Other                                           4,931     (10,191)   (2,390)
                                             ________    ________  ________
Net increase (decrease)                       144,327     (64,428)      (95)
                                             ________    ________  ________
Standardized measure - end of year           $180,953    $ 36,626  $101,054
                                             ========    ========  ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by Item 10 is incorporated by reference from information under the caption "Election of Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year. The information on Executive Officers is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

     The information called for by Item 11 is incorporated by reference from information under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is incorporated by reference from information under the caption "Voting Securities" and "Principal Shareholders and Ownership by Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons beneficially owning greater than ten percent of the outstanding Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements were complied with, except that one report for one transaction was filed late by Mr. Bryant.

Item 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 is incorporated by reference from information under the caption "Certain Relationships and Related
Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.   Financial Statements and Schedules

     See Index to Financial Statements and Supplementary Data in Item 8.

B.   Reports on Form 8-K

     None

C.   Exhibits

Exhibit No.                     Description of Exhibit                    Page

3.1*           Registrant's Restated Certificate of Incorporation
               (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed on June 7, 1989, File No. 33-29165)
3.2* Registrant's Restated Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 on
               June 7, 1989, File No. 33-29165)
3.3* Registrant's Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-11708)
4.1* Rights Agreement between Registrant and Bank of America dated as of December 8, 1989 (filed as Exhibit 1 to Form
               8-K filed on December 20, 1989, File No. 0-11708)
10.1* Description of Cash Bonus Plan of Berry Petroleum Company (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-9735)
10.2* Energy Supply Agreement dated January 18, 1985, as amended by and between Registrant and University Cogeneration, Inc. (filed as Exhibit 10.10 to the Registration Statement on
               Form S-4 filed on April 7, 1987, File No. 33-13240)
10.3* Salary Continuation Agreement dated as of March 20, 1987, as amended August 28, 1987, by and between Registrant and Jerry V. Hoffman (filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed on June 7, 1989, File No. 33-29165)
10.4* Form of Salary Continuation Agreements dated as of March 20, 1987, as amended August 28, 1987, by and between Registrant and selected employees of the Company (filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed on June 7, 1989, File No. 33-29165)
10.5* Instrument for Settlement of Claims and Mutual Release by and among Registrant, Victory Oil Company, the Crail Fund and Victory Holding Company effective October 31, 1986
               (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on
               May 22, 1987, File No. 33-13240)

Exhibit No.                     Description of Exhibit                     Page

10.6*          1987 Nonstatutory Stock Option Plan and 1987 Stock
               Appreciation Rights Plan as amended March 18, 1988
               (filed as Exhibit 10.14 in Registrant's Registration
               Statement on Form S-8 filed on July 28, 1988, File
               No. 33-23326)
10.7*          Service Contract by and between Registrant and Pride
               Petroleum Services, Inc. dated November 1, 1989 (filed
               as Exhibit 10.23 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1989, File
               No. 0-11708)
10.8           1994 Stock Option Plan                                        47
23.1           Consent of Coopers & Lybrand L.L.P.                           65
23.2           Consent of Babson and Sheppard                                66
23.3           Consent of Reed W. Ferrill & Associates                       67
23.4           Consent of DeGolyer and MacNaughton                           68
27. **         Financial Data Schedule                                       69
99.1           Undertaking for Form S-8 Registration Statement               70
99.2*          Form of Indemnity Agreement of Registrant (filed as
               Exhibit 28.2 in Registrant's Registration Statement on Form S-4 filed on April 7, 1987, File No. 33-13240)
99.3*          Form of "B" Group Trust (filed as Exhibit 28.3 to
               Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed on May 22, 1987, File No. 33-13240)


*  Incorporated by reference
** Included in the Company's electronic filing on EDGAR

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 17, 1995.

                            BERRY PETROLEUM COMPANY



/s/ JERRY V. HOFFMAN   /s/ RALPH J. GOEHRING          /s/ DONALD A. DALE
JERRY V. HOFFMAN       RALPH J. GOEHRING              DONALD A. DALE
President and Chief    Chief Financial Officer        Controller (Principal
Executive Officer      (Principal Financial Officer)  (Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates so indicated.

     Name                        Office                      Date


/s/ Harvey L. Bryant       Chairman of the Board and      March 17, 1995
Harvey L. Bryant           Director

/s/ Jerry V. Hoffman       President, Chief Executive     March 17, 1995
Jerry V. Hoffman           Officer and Director

/s/ Benton Bejach          Director                       March 17, 1995
Benton Bejach

/s/ William F. Berry       Director                       March 17, 1995
William F. Berry

/s/ Gerry A. Biller        Director                       March 17, 1995
Gerry A. Biller

/s/ Ralph B. Busch, Jr.    Director                       March 17, 1995
Ralph B. Busch, Jr.

/s/ William E. Bush, Jr.   Director                       March 17, 1995
William E. Bush, Jr.

/s/ William B. Charles     Director                       March 17, 1995
William B. Charles

/s/ Richard F. Downs       Director                       March 17, 1995
Richard F. Downs

/s/ John A. Hagg           Director                       March 17, 1995
John A. Hagg

/s/ Thomas J. Jamieson     Director                       March 17, 1995
Thomas J. Jamieson

/s/ Roger G. Martin        Director                       March 17, 1995
Roger G. Martin