Form 10-Q
period 1995-03-31
BERRY PETROLEUM CO
filed 1995-05-11
CIK 778438

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1995

Commission file number 1-9735


                          BERRY PETROLEUM COMPANY
          (Exact name of registrant as specified in its charter)


           DELAWARE                                        77-0079387
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

28700 Hovey Hills Road, P.O. Bin X, Taft, California              93268
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             (805) 769-8811

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report:

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 1995, was 21,033,169 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.













                          BERRY PETROLEUM COMPANY
                              MARCH 31, 1995
                                   INDEX






PART I. Financial Information                                      Page No.

Report of Coopers & Lybrand L.L.P., Independent Accountants . . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 March 31, 1995 and December 31, 1994   . . . . . . . . . . . . . . .  4

Condensed Statements
 of Operations for the Three Month Periods
   Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . .  5

Condensed Statements of
 Cash Flows for the Three Month Periods
   Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . .  6

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  7

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  8

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .  11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of March 31, 1995, and the condensed statements of operations and of cash flows for the three month periods ended March 31, 1995 and 1994. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
May 5, 1995

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands Except Share Information)

                                                 March 31,      December 31,
                                                   1995              1994
                                                (Unaudited)
         ASSETS
Current Assets:
  Cash and cash equivalents                     $    11,492      $     7,466
  Short-term investments - available for sale        23,289           27,617
  Accounts receivable                                 7,643            9,471
  Deferred income taxes                               3,027            3,315
  Prepaid expenses and other                            882            1,073
                                                ___________      ___________
   Total current assets                              46,333           48,942

Oil and gas properties (successful efforts
 basis), buildings and equipment, net                67,960           66,915
Other assets                                          2,472            2,397
                                                ___________      ___________
                                                $   116,765      $   118,254
                                                ===========      ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $     4,329      $     6,032
  Accrued liabilities-oil spill                       2,766            2,946
                     -other                           1,724            1,691
                                                ___________      ___________
   Total current liabilities                          8,819           10,669

Deferred income taxes                                19,297           18,953

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                       -                -
 Capital stock, $.01 par value;
  Class A Common Stock, 50,000,000 shares authorized;
   21,033,169 shares issued and outstanding at March 31,
   1995 and December 31, 1994                           210              210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                       9                9
 Capital in excess of par value                      52,852           52,852
 Retained earnings                                   35,578           35,561
                                                ___________      ___________
   Total shareholders' equity                        88,649           88,632
                                                ___________      ___________
                                                $   116,765      $   118,254
                                                ===========      ===========


The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                    Condensed Statements of Operations
             Three Month Periods Ended March 31, 1995 and 1994
                   (In Thousands Except Per Share Data)
                                (Unaudited)


                                                   1995              1994

Revenues:
 Sales of oil and gas                           $    10,439      $     7,158
 Interest and other income, net                         548              407
                                                ___________      ___________

                                                     10,987            7,565
                                                ___________      ___________
Expenses:
 Operating costs                                      4,860            4,080
 Depreciation, depletion and amortization             1,701            1,880
 Exploratory dry hole costs                              43            1,369
 General and administrative                           1,116            1,437
                                                ___________      ___________
                                                      7,720            8,766
                                                ___________      ___________

Income (loss) before income taxes                     3,267           (1,201)
Provision (benefit) for income taxes                  1,057             (603)

                                                ___________      ___________
Net income (loss)                               $     2,210      $      (598)
                                                ===========      ===========

Net income (loss) per share                     $       .10      $      (.03)
                                                ===========      ===========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                     21,932           21,932
                                                ===========      ===========

Cash dividends per share                        $       .10      $       .10
                                                ===========      ===========




The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
             Three Month Periods Ended March 31, 1995 and 1994
                              (In Thousands)
                                (Unaudited)

                                                   1995              1994
Cash flows from operating activities:
 Net income (loss)                              $     2,210      $      (598)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depletion, depreciation and amortization           1,701            1,824
   Exploratory dry hole costs                           -              1,322
   Other, net                                           343               11
                                                ___________      ___________
    Net working capital provided by operating
    activities                                        4,254            2,559

  Decrease in accounts receivable,
   prepaid expenses and other                         2,308            3,777
  Decrease in current liabilities                    (1,850)          (6,004)
                                                ___________      ___________
    Net cash provided by operating activities         4,712              332

Cash flows from investing activities:

  Capital expenditures                               (2,821)          (1,134)
  Purchase of short-term investments                 (1,000)          (7,969)
  Maturities of short-term investments                5,328           12,064
                                                ___________      ___________
    Net cash provided by investing
     activities                                       1,507            2,961

Cash flows from financing activities:

  Dividends paid                                     (2,193)          (2,195)
                                                ___________      ___________
    Net cash used in financing activities            (2,193)          (2,195)
                                                ___________      ___________
Net increase in cash and cash equivalents             4,026            1,098

Cash and cash equivalents at beginning of year        7,466            9,457
                                                ___________      ___________

Cash and cash equivalents at end of period      $    11,492      $    10,555
                                                ===========      ===========

Supplemental disclosures of cash flow information:
  Income taxes paid                             $       200      $    -
                                                ===========      ===========


The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part 1. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                              March 31, 1995
                                (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1995 and December 31, 1994 and results of operations and cash flows for the three month periods ended March 31, 1995 and 1994 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1994 financial statements. The December 31, 1994 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. The Company went to trial in April 1993 before the U.S. Tax Court on certain unresolved federal tax issues. These issues arose from the Company's 1987 through 1989 tax years. The Company is awaiting the outcome of this case which may also impact future years. The Company believes that adequate accruals have been made for all years.

4. On December 25, 1993, the Company experienced a crude oil spill on its PRC 735 State lease located in the West Montalvo field in Ventura County, California. The spill required clean-up of the area directly around the pipe as well as the nearby ocean and an agricultural runoff pond. Working closely with the United States Coast Guard, the California Department of Fish and Game, and other regulatory agencies, the Company substantially completed the clean-up of the spill in January 1994. Certain United States and State of California governmental authorities have been investigating the circumstances surrounding the spill and related liability issues. The Company negotiated a resolution of the state criminal investigation for a total of $600,000 in August 1994. There is no final resolution regarding potential civil and federal criminal penalties, if any, at this time.

     Management believes the Company has an adequate amount of insurance coverage for the majority of the costs associated with the spill and has received preliminary coverage letters from its insurance carriers tendering coverage, subject to certain reservations. Definitive determination will not become known until some time in the future. The Company estimates the total cost of the spill, net of insurance reimbursement, to be a minimum of $3.3 million and a maximum of $5.1 million. Since no other amount in the range is more likely to occur, the minimum amount was expensed by the Company ($1.3 million in the second quarter of 1994 and $2 million in 1993). The costs incurred and estimated to be incurred in connection with the spill not yet paid by the Company are included in accounts payable and accrued liabilities at March 31, 1995, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of March 31, 1995, the Company had received approximately $7.4 million under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill.

                                     7
                          BERRY PETROLEUM COMPANY
                       Part 1. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                           Results of Operations

     The Company had net income of $2.2 million for the first three months of 1995, or $.10 per share, up 47% from net income of $1.5 million, or $.07 per share, in the fourth quarter of 1994, and up significantly from a net loss of $.6 million, or $.03 per share, for the first three months of 1994.

                                                       Three Months Ended

                                                  Mar 31,   Dec 31,   Mar 31,
                                                    1995      1994      1994

Net Production BOE per day                          8,927     9,326     8,820
Average Sales Price per BOE                        $13.02    $12.78     $8.86
Operating Costs per BOE                            $ 6.05    $ 6.99     $5.17
Depreciation/Depletion per BOE                     $ 1.95    $ 1.76     $2.09

     Operating income from producing operations increased 18% and 186% to $4 million in the 1995 period from $3.4 million and $1.4 million earned in the three months ended December 31 and March 31, 1994, respectively.

     This improvement in operating income in the latter two periods was primarily a result of higher oil prices and improved production levels compared to the first three months of 1994. The posted price for the Company's 13 degree API gravity crude oil was approximately $12.50 per barrel at January 1, 1995 and has improved to its present level of approximately $15 per barrel. The average posted price for the first quarter of 1995 of $12.94 per barrel compared to an average of approximately $8.75 per barrel during the first three months of 1994 and $12.65 in the fourth quarter of 1994.

     Oil and gas production of 8,927 BOE/day in the first quarter of 1995 was down from 9,326 BOE/day in the fourth quarter of 1994 and slightly higher than the 8,820 BOE/day produced in the first three months of 1994. The decline in production from the fourth quarter was caused by two primary factors. First, the Earl Chauvin #1 well, which was producing approximately 9 MMCF/day of natural gas and 300 barrels/day of condensate, began producing water in February 1995. The well, in which the Company owns a 25% working interest, was reperforated in a lower zone in April and is presently producing approximately 1.6 MMCF/day of natural gas and 34 barrels/day of condensate. Also contributing to the decline in production were the heavy rains in California in 1995, which caused a significant production curtailment from the Company's Montalvo leases due to flooding, and a delay in well servicing on many wells.

     In January 1995 the Company commenced an extensive development program on its Midway-Sunset properties, including the development of the Alpine lease purchased in December 1994. As of April 19, 1995, production has increased to approximately 9,360 BOE/day due primarily to the drilling of 26 development wells and increased steaming activities on the Company's Midway-Sunset properties. In addition, the Company completed the workover and return to production of a number of wells on its Montalvo properties.

     Operating costs per BOE in the first three months of 1995 of $6.05 were down 13% from $6.99 in the three months ended December 31, 1994, but up 17% from $5.17 in the three months ended March 31, 1994. During the first three months of 1994, the Company had shut in a number of marginal wells, reduced all employees' salaries by 10% and curtailed all nonessential projects due to low oil prices. In addition, the PRC 735 lease in the Montalvo field was shut in during the first quarter of 1994 due to an oil spill, and the PRC 1466 lease was shut down from January 1994 until July 1994. In late 1994, the Company reinstated employees' salaries to the prior levels and repaired and returned to production certain marginal wells which contributed to higher operating costs in the fourth quarter of 1994 and the first quarter of 1995. Steam costs, which represent the largest component of operating costs, were higher in the latter two periods compared to the first three months of 1994 due primarily to higher crude oil prices which directly increase the contractual steam price paid by the Company.

     Depreciation, depletion and amortization (DD&A) of $1.95 per BOE was 7% lower than the $2.09 per BOE incurred in the first three months of 1994 due primarily to a 1994 impairment writedown resulting in a lower depreciable basis of the Company's property and equipment. DD&A in the first three months of 1995 was 11% higher than the $1.76 per BOE incurred in the three months ended December 31, 1994 due primarily to a higher depreciable basis resulting from continuing development of the Company's producing properties.

     The Company suspended its blending operations in December 1993 due to the high cost of natural gasoline, the improved demand for the Company's heavy crude oil, and the narrowing margin between the posted price of the blended crude oil and the heavy crude oil. The Company did not blend any oil in 1994 or the first quarter of 1995. Blending operations may resume in the future, as warranted by market conditions.

     The Company recorded exploratory dry hole costs of $43,000 in the first three months of 1995 which compared to $.2 million in the three months ended December 31, 1994 and $1.4 million in the three months ended March 31, 1994. The costs in the first three months of 1994 related primarily to a well drilled in Texas in which the Company owned a 25% working interest.

     Interest income of $.5 million earned in the first three months of 1995 was comparable to the $.5 million earned in the fourth quarter of 1994, but 60% higher than the $.3 million earned in the first three months of 1994. This increase was a direct result of the increase in interest rates which began in early 1994.

     General and administrative expenses were $1.1 million in the first three months of 1995, down 21% from the $1.4 million incurred in both the three months ended December 31 and March 31, 1994 due primarily to lower payroll related costs.

     The Company's effective tax rate was 32% in the 1995 three month period compared to tax benefits of 50% in the first three months of 1994 and 42% for the year ended December 31, 1994. The most important difference between the 1994 and 1995 rates, compared to the statutory rates, was the impact of certain tax benefits, primarily enhanced oil recovery credits and percentage depletion, as applied to the pre-tax losses.

                        Liquidity and Capital Resources

     Working capital at March 31, 1995 was $37.5 million, down from $38.3 million at December 31, 1994 and $39.6 million at March 31, 1994. Working capital provided by operations of $4.3 million was 65% higher than the $2.6 million provided in the first three months of 1994. Cash was used for capital expenditures of $2.8 million and to pay dividends of $2.2 million during the 1995 period.

                          BERRY PETROLEUM COMPANY
                        Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

Exhibit 15 - Accountants' Awareness Letter

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY




/s/ Jerry V. Hoffman
________________________________________
Jerry V. Hoffman
 President and
 Chief Executive Officer





/s/ Ralph J. Goehring
________________________________________
Ralph J. Goehring
 Chief Financial Officer
 (Principal Financial Officer)





/s/ Donald A. Dale
________________________________________
Donald A. Dale
 Controller
 (Principal Accounting Officer)



Date:  May 10, 1995

                 EXHIBIT 15. ACCOUNTANTS AWARENESS LETTER


COOPERS             350 South Grand Avenue          telephone (213) 356-6000
& LYBRAND L.L.P.    Los Angeles, CA  90071-3405     facsimile (213) 356-6363



May 5, 1995


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington D.C.  20549

Re:  Berry Petroleum Company
     Commission File No. 1-9735


We are aware that our report dated May 5, 1995 on our review of the interim condensed financial statements of Berry Petroleum Company for the three-month period ended March 31, 1995, and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statement on Form S-8 (File No. 33-23326). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





/s/ Coopers & Lybrand L.L.P.











Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand (International)