Form 10-Q
period 1995-06-30
BERRY PETROLEUM CO
filed 1995-08-09
CIK 778438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1995

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

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of June 30, 1995 was 21,033,155 shares of Class A
Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.







                          BERRY PETROLEUM COMPANY
                               JUNE 30, 1995
                                   INDEX






PART I. Financial Information                                      Page No.

Report of Coopers & Lybrand L.L.P., Independent Accountants . . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . .  4

Condensed Statements of
 Operations for the Three Month Periods
   Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . 5

Condensed Statements of
 Operations for the Six Month Periods
   Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . 6

Condensed Statements of
 Cash Flows for the Six Month Periods
  Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . 7

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  9

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders . . . . . 12

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13











                                     2
                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of June 30, 1995, the condensed statements of operations for the three and six month periods ended June 30, 1995 and 1994, and the condensed statements of cash flows for the six month periods ended June 30, 1995 and 1994. These interim financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
August 4, 1995














                                     3
                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands Except Share Information)

                                                  June 30,       December 31,
                                                    1995             1994
                                                (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                      $   9,038        $   7,466
  Short-term investments - available for sale       22,685           27,617
  Accounts receivable                                7,771            9,471
  Prepaid expenses and other                         2,248            4,388
                                                 _________        _________
   Total current assets                             41,742           48,942

Oil and gas properties (successful efforts
 basis), buildings and equipment, net               69,626           66,915
Other assets                                         2,503            2,397
                                                 _________        _________
                                                 $ 113,871        $ 118,254
                                                 =========        =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   3,771        $   6,032
  Accrued liabilities                                3,684            4,637
                                                 _________        _________
   Total current liabilities                         7,455           10,669

Deferred income taxes                               17,084           18,953

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                    -                -
 Capital stock, $.01 par value;
  Class A Common Stock, 50,000,000 shares authorized;
   21,033,155 shares issued and outstanding at
   June 30, 1995 (21,033,169 at December 31, 1994)     210              210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                9
 Capital in excess of par value                     52,852           52,852
 Retained earnings                                  36,261           35,561
                                                 _________        _________
   Total shareholders' equity                       89,332           88,632
                                                 _________        _________
                                                 $ 113,871        $ 118,254
                                                 =========        =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                    Condensed Statements of Operations
             Three Month Periods Ended June 30, 1995 and 1994
                   (In Thousands Except Per Share Data)
                                (Unaudited)


                                                   1995            1994

Revenues:
 Sales of oil and gas                           $ 12,442        $  9,767
 Interest and other income, net                      526             325
                                                ________        ________

                                                  12,968          10,092
                                                ________        ________
Expenses:
 Operating costs                                   4,935           5,649
 Depreciation, depletion and amortization          1,576           2,070
 Dry hole and abandonment costs                       88           3,768
 Impairment of properties                            -             2,915
 Oil spill costs                                     -             1,344
 General and administrative                        1,249           1,248
                                                ________        ________
                                                   7,848          16,994
                                                ________        ________

Income (loss) before income taxes                  5,120          (6,902)
Provision (benefit) for income taxes               2,244          (2,237)
                                                ________        ________
Net income (loss)                               $  2,876        $ (4,665)
                                                ========        ========

Net income (loss) per share                     $    .13        $   (.21)
                                                ========        ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                  21,932          21,932
                                                ========        ========

Cash dividends per share                        $    .10        $    .10
                                                ========        ========




The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                     Condensed Statements of Operations
               Six Month Periods Ended June 30, 1995 and 1994
                    (In Thousands Except Per Share Data)
                                 (Unaudited)


                                                   1995              1994

Revenues:
 Sales of oil and gas                            $ 22,881         $ 16,925
 Interest and other income, net                     1,074              732
                                                 ________         ________
                                                   23,955           17,657
                                                 ________         ________

Expenses:
 Operating costs                                    9,795            9,729
 Depreciation, depletion and amortization           3,277            3,950
 Dry hole and abandonment costs                       131            5,137
 Impairment of properties                             -              2,915
 Oil spill costs                                      -              1,344
 General and administrative                         2,365            2,685
                                                 ________         ________
                                                   15,568           25,760
                                                 ________         ________

Income (loss) before income taxes                   8,387           (8,103)
Provision (benefit) for income taxes                3,301           (2,840)
                                                 ________         ________
Net income (loss)                                $  5,086         $ (5,263)
                                                 ========         ========

Net income (loss) per share                      $    .23         $   (.24)
                                                 ========         ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                   21,932           21,932
                                                 ========         ========

Cash dividends per share                         $    .20         $    .20
                                                 ========         ========



The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
              Six Month Periods Ended June 30, 1995 and 1994
                              (In Thousands)
                                (Unaudited)
                                                    1995          1994
Cash flows from operating activities:
 Net income (loss)                                $ 5,086       $(5,263)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depletion, depreciation and amortization         3,277         3,950
   Dry hole, abandonment costs and property
     impairment                                       -           7,782
   Decrease in deferred income taxes liability     (1,869)       (2,433)
   Other, net                                         (52)          183
                                                  ________      ________
    Net working capital provided by operating
     activities                                     6,442         4,219

  Decrease in accounts receivable, prepaid
   expenses and other                               3,841         4,433
  Decrease in current liabilities                  (3,213)       (6,230)
                                                  ________      ________
    Net cash provided by operating activities       7,070         2,422

Cash flows from investing activities:
  Capital expenditures                             (6,010)       (2,608)
  Maturities of short-term investments              7,932        21,548
  Purchase of short-term investments               (3,000)      (19,008)
  Other, net                                          (33)          -
                                                  ________      ________
    Net cash used in investing activities          (1,111)          (68)

Cash flows from financing activities:
  Dividends paid                                   (4,387)       (4,387)
                                                  ________      ________

Net increase (decrease) in cash and cash
 equivalents                                        1,572        (2,033)
Cash and cash equivalents at beginning of year      7,466         9,457
                                                  ________      ________

Cash and cash equivalents at end of period        $ 9,038       $ 7,424
                                                  ========      ========

Supplemental disclosures of cash flow information:
 Income taxes paid                                $ 2,885       $   -
                                                  ========      ========


The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                               June 30, 1995
                                (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 1995 and December 31, 1994 and results of operations and cash flows for the six month periods ended June 30, 1995 and 1994 and results of operations for the three month periods ended June 30, 1995 and 1994 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1994 financial statements. The December 31, 1994 Form 10-K and the Form 10-Q for the period ended March 31, 1995 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. The Company went to trial in April 1993 before the U.S. Tax Court on certain unresolved federal tax issues relating to the years 1987 through 1989. The Court's decision was rendered in May of this year, resulting in an approximate $.5 million charge in the second quarter of 1995. The Company has the right to appeal the Court's decision and is currently analyzing its options.

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

     Management believes the Company has an adequate amount of insurance coverage for the majority of the costs associated with the spill and has received preliminary coverage letters from its insurance carriers tendering coverage, subject to certain reservations. Definitive determination will not become known until some time in the future. The Company estimates the total cost of the spill, net of insurance reimbursement, to be a minimum of $3.3 million and a maximum of $5.1 million. Since no other amount in the range is more likely to occur, the minimum amount was expensed by the Company ($1.3 million in the second quarter of 1994 and $2 million in 1993). The costs incurred and estimated to be incurred in connection with the spill not yet paid by the Company are included in accounts payable and accrued liabilities at June 30, 1995, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of June 30, 1995, the Company had received approximately $7.4 million under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill.

                          BERRY PETROLEUM COMPANY
                       Part 1. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                           Results of Operations

    The Company had net income of $5.1 million for the six months ended June 30, 1995 ($.23 per share) compared to a net loss of $5.3 million for the six months ended June 30, 1994 ($.24 per share). During the three months ended June 30, 1995, the Company had net income of $2.9 million ($.13 per share), up 32% from net income of $2.2 million ($.10 per share) in the first quarter of 1995 and up significantly from a net loss of $4.7 million ($.21 per share) in the second quarter of 1994.

                                  Three Months Ended           Six Months Ended

                             Jun 30,    Mar 31,    Jun 30,   Jun 30,    Jun 30,
                              1995       1995       1994      1995       1994

Net Production BOE/day        9,344      8,927      9,265      9,136      9,044
Average Sales Price/BOE      $14.63     $13.02     $11.47     $13.84     $10.19
Operating Costs/BOE          $ 5.80     $ 6.05     $ 6.79     $ 5.92     $ 6.01
Depreciation/Depletion/BOE   $ 1.71     $ 1.95     $ 2.32     $ 1.83     $ 2.21

     Operating income from producing operations was $6.1 million in the second quarter of 1995, up 53% and 190% from $4 million and $2.1 million in the three months ended March 31, 1995 and June 30, 1994, respectively.

     The improvement in operating income in the second quarter of 1995 was primarily due to higher average crude oil prices and production levels. Although the posted price for the Company's 13 degree API gravity crude oil has dropped from its high this year of $15.00 per barrel to a current level of $13.50 as of August 8, 1995, the average price received by the Company for the second quarter was $14.63, up 12% and 28%, respectively, from $13.02 in the quarter ended March 31, 1995 and $11.47 in the quarter ended June 30, 1994.

     Oil and gas production of 9,344 BOE/day in the second quarter of 1995 was up 5% from 8,927 BOE/day in the first quarter of 1995 and 1% from 9,265 BOE/day in the second quarter of 1994. In January 1995, the Company initiated an extensive development program on its Midway-Sunset properties, including the drilling of 48 wells and an increase in steaming activities. These factors have resulted in an increase of approximately 400 BPD in production for the field. Also contributing to the increase was the resumption of full production from the Company's Ventura County properties. Production and development had been curtailed in this area in the first quarter of 1995 due to flooding from heavy rains. Production gains have been partially offset by a decline in gas production on certain outside operated properties.

     Operating costs per BOE in the quarter ended June 30, 1995 were $5.80, down 4% and 15%, respectively, from $6.05 in the quarter ended March 31, 1995 and $6.79 for the quarter ended June 30, 1994. Operating costs per BOE declined from the first quarter of 1995 due to higher production levels. Also, second quarter 1995 operating costs declined $.7 million from the same quarter in 1994 due to lower property taxes, lower steam costs caused by a decline in gas prices and cost savings due to cost reduction measures.



                                    9
      For the three months ended June 30, 1995, the Company incurred $.1 million in dry hole and abandonment charges compared to $3.8 million in dry hole and abandonment and $2.9 million in impairment charges in the second quarter of 1994.

      In the second quarter of 1994, the Company also recorded a $1.3 million charge related to the oil spill which occurred on December 25, 1993 on its PRC 735 State lease. Although certain legal and government regulatory aspects related to the spill are not resolved, the Company believes that adequate accruals have been made for costs incurred in excess of insurance coverage. (Additional information regarding this issue is contained in Part 1, Item 1, Note 4 of the Financial Statements).

     To protect the Company's revenues from potential price declines, the Company entered into a bracketed zero cost collar hedge contract related to approximately 21% of its crude production with a California refiner in July 1995. The posted price of the Company's 13 degree API gravity crude oil was used as the basis for the hedge. There is no initial cost to the Company and there will be no financial impact unless crude oil prices increase or decrease significantly from current levels.

      Depreciation, depletion and amortization (DD&A) of $1.71 per BOE was down 12% from $1.95 per BOE in the first quarter of 1995 and substantially lower than the $2.32 per BOE experienced in the second quarter of 1994. The impairment writedowns in June 1994 reduced the depreciable basis of the Company's property and equipment and was the principal reason for lower DD&A in the second quarter of 1995 compared to the same period in 1994.

      General and administrative expenses were $1.2 million in the second quarter, up 9% from $1.1 million in the first quarter of 1995 but unchanged from $1.2 million incurred in the three months ended June 30, 1994.

      The Company's effective tax rate was 39% in the 1995 six month period compared to a tax benefit of 35% in the first six months of 1994. The most significant difference between the 1995 and 1994 rates, compared to the statutory rates, was the impact of certain tax benefits as applied to the pre-tax losses incurred in 1994. In addition, the Company went to trial in April 1993 before the U.S. Tax Court on certain unresolved federal tax issues related to the 1987 through 1989 tax years. The Court's decision was rendered in May of this year and resulted in an additional charge of approximately $.5 million in the second quarter of 1995, increasing the six month effective tax rate to 39% and the three month effective tax rate to 44%.

                           Liquidity and Capital Resources

      Working capital at June 30, 1995 was $34.3 million, down from $38.3 million at December 31, 1994. Working capital provided by operations of $6.4 million for the first six months of 1995 was 52% higher than the $4.2 million provided in the first six months of 1994. The primary reasons for the increase were higher oil prices, increased production levels and cost containment measures. However, working capital declined in 1995 primarily because of the outlay of cash for capital expenditures of $6 million, dividends of $4.4 million and approximately $2 million for the payment of federal taxes and accrued interest resulting from the Court's decision rendered in May.

                             Future Developments

      In August 1995, the Company purchased for cash the remaining 55% interest in the cogeneration facility located on its homebase properties from University Cogeneration Partners for approximately $5 million in cash. The Company anticipates the effect of the purchase will be to lower operating costs at homebase by at least $1.00/barrel through the life of the current electricity contract which will expire in early 1997.

      Since the early 1970's, the federal government has prohibited the export of Alaska North Slope crude oil to the Pacific Rim countries, its most logical market. As of July 1995, bills to lift the ban have been passed by both houses of Congress and are presently in Conference Committee. If the final bill is signed by the President, as the Company expects, California's crude market will return to free market conditions which could have a positive effect on the price received for the Company's crude oil.

                           BERRY PETROLEUM COMPANY
                          Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

      At the annual meeting which was held at the Company's corporate offices on May 19, 1995, twelve incumbent directors were re-elected, the Company's 1994 Stock Option Plan was approved and the firm of Coopers & Lybrand L.L.P. was ratified as the Company's independent accountants for 1995. The results of voting as reported by the inspector of elections are noted below:

1. There were 21,932,061 shares of the Company's common stock issued, outstanding and entitled to vote as of the record date, March 27, 1995.

2. There were present at the meeting, in person or by proxy, the holders of 20,007,712 shares, representing 91.23% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.

PROPOSAL ONE:  Election of Directors

                                          VOTES FOR                WITHHELD

Benton Bejach                            19,886,792     90.67%      120,920
William F. Berry                         19,888,080     90.68%      119,632
Gerry A. Biller                          19,926,176     90.85%       81,536
Harvey L. Bryant                         19,782,143     90.18%      225,569
Ralph B. Busch, Jr., M.D.                19,876,330     90.63%      131,382
William E. Bush, Jr.                     19,880,714     90.65%      126,998
William B. Charles                       19,869,481     90.60%      138,231
Richard F. Downs                         19,919,643     90.82%       88,069
John A. Hagg                             19,927,616     90.86%       80,096
Jerry V. Hoffman                         19,893,176     90.70%      114,536
Thomas J. Jamieson                       19,914,492     90.80%       93,220
Roger G. Martin                          19,925,416     90.85%       82,296

PROPOSAL TWO:    Approve the Company's 1994 Stock Option Plan.

     VOTES FOR               16,329,482           74.45%
     AGAINST                  2,898,345           13.22%
     ABSTAIN                    779,885            3.56%
     BROKER
     NON-VOTE                         0             .00%

PROPOSAL THREE:  Ratify the selection of Coopers & Lybrand L.L.P. as the independent accountants for the year 1995.

     VOTES FOR               19,831,418           90.42%
     AGAINST                     17,439             .09%
     ABSTAIN                    158,855             .72%
     BROKER
     NON-VOTE                         0             .00%

Item 6. Exhibits and Reports on Form 8-K

Exhibit 15 - Accountants' Awareness Letter

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY



/s/ Jerry V. Hoffman
Jerry V. Hoffman
 President and
  Chief Executive Officer



/s/ Ralph J. Goehring
Ralph J. Goehring
 Chief Financial Officer
 (Principal Financial Officer)



/s/ Donald A. Dale
Donald A. Dale
 Controller
 (Principal Accounting Officer)



Date:  August 9, 1995