Form 10-Q
period 1995-09-30
BERRY PETROLEUM CO
filed 1995-10-31
CIK 778438

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1995

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

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of September 30, 1995 was 21,033,065 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.






                          BERRY PETROLEUM COMPANY
                            SEPTEMBER 30, 1995
                                   INDEX






PART I. Financial Information                                      Page No.

Report of Independent Accountants . . . . . . . . . . . . . . . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . 4

Condensed Statements of
 Operations for the Three Month Periods
   Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . 5

Condensed Statements of
 Operations for the Nine Month Periods
   Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . 6

Condensed Statements of
 Cash Flows for the Nine Month Periods
  Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . 7

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  9

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of September 30, 1995, the condensed statements of operations for the three and nine month periods ended September 30, 1995 and 1994, and the condensed statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These interim financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
October 27, 1995

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands Except Share Information)

                                               September 30,     December 31,
                                                    1995             1994
                                                (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                      $   3,333        $   7,466
  Short-term investments - available for sale       22,699           27,617
  Accounts receivable                                8,318            9,471
  Prepaid expenses and other                         3,197            4,388
                                                 _________        _________
   Total current assets                             37,547           48,942

Oil and gas properties (successful efforts
 basis), buildings and equipment, net               77,476           66,915
Other assets                                           491            2,397
                                                 _________        _________
                                                 $ 115,514        $ 118,254
                                                 =========        =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   3,001        $   6,032
  Accrued liabilities                                4,576            4,637
                                                 _________        _________
   Total current liabilities                         7,577           10,669

Deferred income taxes                               17,425           18,953

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                    -                -
 Capital stock, $.01 par value;
  Class A Common Stock, 50,000,000 shares authorized;
   21,033,065 shares issued and outstanding at
   September 30, 1995 (21,033,169 at December
    31, 1994)                                          210              210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                9
 Capital in excess of par value                     52,851           52,852
 Retained earnings                                  37,442           35,561
                                                 _________        _________
   Total shareholders' equity                       90,512           88,632
                                                 _________        _________
                                                 $ 115,514        $ 118,254
                                                 =========        =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                    Condensed Statements of Operations
           Three Month Periods Ended September 30, 1995 and 1994
                   (In Thousands Except Per Share Data)
                                (Unaudited)


                                                   1995            1994

Revenues:
 Sales of oil and gas                           $ 12,159        $ 11,644
 Interest and other income, net                      710             308
                                                ________        ________

                                                  12,869          11,952
                                                ________        ________
Expenses:
 Operating costs                                   4,577           5,330
 Depreciation, depletion and amortization          1,903           1,660
 Dry hole and abandonment costs                      103              95
 General and administrative                        1,091           1,039
                                                ________        ________
                                                   7,674           8,124
                                                ________        ________

Income before income taxes                         5,195           3,828
Provision for income taxes                         1,821           1,219
                                                ________        ________
Net income                                      $  3,374        $  2,609
                                                ========        ========

Net income per share                            $    .16        $    .12
                                                ========        ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                  21,932          21,932
                                                ========        ========

Cash dividends per share                        $    .10        $    .10
                                                ========        ========




The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                     Condensed Statements of Operations
            Nine Month Periods Ended September 30, 1995 and 1994
                    (In Thousands Except Per Share Data)
                                 (Unaudited)


                                                   1995              1994

Revenues:
 Sales of oil and gas                            $ 35,024         $ 28,569
 Interest and other income, net                     1,800            1,040
                                                 ________         ________
                                                   36,824           29,609
                                                 ________         ________

Expenses:
 Operating costs                                   14,372           15,060
 Depreciation, depletion and amortization           5,180            5,609
 Dry hole and abandonment costs                       234            5,232
 Impairment of properties                             -              2,915
 Oil spill costs                                      -              1,344
 General and administrative                         3,456            3,724
                                                 ________         ________
                                                   23,242           33,884
                                                 ________         ________

Income (loss) before income taxes                  13,582           (4,275)
Provision (benefit) for income taxes                5,122           (1,621)
                                                 ________         ________
Net income (loss)                                $  8,460         $ (2,654)
                                                 ========         ========

Net income (loss) per share                      $    .39         $   (.12)
                                                 ========         ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                   21,932           21,932
                                                 ========         ========

Cash dividends per share                         $    .30         $    .30
                                                 ========         ========



The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
           Nine Month Periods Ended September 30, 1995 and 1994
                              (In Thousands)
                                (Unaudited)
                                                    1995          1994
Cash flows from operating activities:
 Net income (loss)                                $ 8,460       $(2,654)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depletion, depreciation and amortization         5,180         5,609
   Dry hole, abandonment costs and property
     impairment                                        13         7,771
   Decrease in deferred income tax liability       (1,528)       (1,990)
   Other, net                                         (49)          186
                                                  ________      ________
    Net working capital provided by operating
     activities                                    12,076         8,922

  Decrease in accounts receivable, prepaid
   expenses and other                               2,344         5,493
  Decrease in current liabilities                  (3,092)       (7,059)
                                                  ________      ________
    Net cash provided by operating activities      11,328         7,356

Cash flows from investing activities:
  Capital expenditures                            (13,779)       (4,121)
  Maturities of short-term investments              7,932        28,740
  Purchase of short-term investments               (3,014)      (23,985)
  Other, net                                          (22)          -
                                                  ________      ________
    Net cash provided by (used in)
      investing activities                         (8,883)          634

Cash flows from financing activities:
  Dividends paid                                   (6,578)       (6,580)
                                                 _________       _______
Net increase (decrease) in cash and cash
 equivalents                                       (4,133)        1,410

Cash and cash equivalents at beginning of year      7,466         9,457
                                                  ________      ________

Cash and cash equivalents at end of period        $ 3,333       $10,867
                                                  ========      ========

Supplemental disclosures of cash flow information:
 Income taxes paid                                $ 4,924        $   -
                                                  ========      ========


The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                             September 30, 1995
                                (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 1995 and December 31, 1994 and results of operations and cash flows for the nine month periods ended September 30, 1995 and 1994 and results of operations for the three month periods ended September 30, 1995 and 1994 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1994 financial statements. The December 31, 1994 Form 10-K and the Form 10-Q for the periods ended June 30 and March 31, 1995 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. The Company went to trial in April 1993 before the U.S. Tax Court on certain unresolved federal tax issues relating to the years 1987 through 1989. The Court's decision was rendered in May of this year, resulting in an approximate $.5 million charge in the second quarter of 1995. The Company is pursuing the appeal of the Court's decision with respect to certain issues.

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

     Management believes the Company has an adequate amount of insurance coverage for the majority of the costs associated with the spill and has received preliminary coverage letters from its insurance carriers tendering coverage, subject to certain reservations. Definitive determination will not become known until some time in the future. The Company estimates the total cost of the spill, net of insurance reimbursement, to be a minimum of $3.3 million and a maximum of $5.1 million. Since no other amount in the range is more likely to occur, the minimum amount was expensed by the Company ($1.3 million in the second quarter of 1994 and $2 million in 1993). The costs incurred and estimated to be incurred in connection with the spill not yet paid by the Company are included in accrued liabilities at September 30, 1995, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of September 30, 1995, the Company had received approximately $7.9 million under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                            Results of Operations

     The Company had net income of $8.5 million for the nine months ended September 30, 1995 ($.39 per share) compared to a net loss of $2.7 million for the nine months ended September 30, 1994 ($.12 per share). During the three months ended September 30, 1995, the Company had net income of $3.4 million ($.16 per share), up 17% and 31%, respectively, from $2.9 million ($.13 per share) in the second quarter of 1995 and $2.6 million ($.12 per share) in the third quarter of 1994.

                                 Three Months Ended       Nine Months Ended

                            Sept 30,   Jun 30,   Sept 30,  Sept 30  Sept 30,
                              1995       1995      1994      1995     1994

Net production BOE/day       9,580       9,344     9,627     9,311    9,245
Average sales price/BOE     $13.75      $14.63    $13.06    $13.75   $11.20
Operating costs/BOE         $ 5.19      $ 5.80    $ 6.09    $ 5.65   $ 6.03
Depreciation/Depletion/BOE  $ 2.01      $ 1.71    $ 1.69    $ 1.88   $ 2.03

     Operating income from producing operations was $5.8 million in the third quarter of 1995, down 5% from $6.1 million in the three months ended June 30, 1995, but up 21% from $4.8 million in the three months ended September 30, 1994.

     The Company experienced higher production volumes and lower operating costs in the third quarter of 1995. However, these improvements in income were offset by weakening crude oil prices. The average price received by the Company in the third quarter was $13.75, down 6% from $14.63 in the second quarter of 1995, but up 5% from $13.06 in the third quarter of 1994.

     Oil and gas production of 9,580 BOE/day in the third quarter of 1995 was up 3% from 9,344 BOE/day in the second quarter of 1995, but down less than 1% from 9,627 BOE/day in the third quarter of 1994. In the first quarter of 1995 the Company initiated a 46 well drilling program on its Midway-Sunset properties which was substantially completed by the end of the second quarter. These new wells have reversed the declining production trend from our Midway- Sunset field leases and increased production for the field by 130 BOE/day and 250 BOE/day, respectively, compared to the three months ended June 30, 1995 and September 30, 1994.

     The Company has also been successful in increasing production from its Montalvo field due to the conversion to a long stroke rod pump system on certain wells and the return to production of two wells on the PRC 735 lease.
Production from these properties reached 1,348 BOE/day in September 1995, the highest level attained since the second quarter of 1993. For the three months ended September 30, 1995, the field averaged 1,054 BOE/day, 27% higher than both the 827 BOE/day average for the second quarter of 1995 and 831 BOE/day in the third quarter of 1994.

     These gains were partially offset by a decline in gas production from the Company's properties since the third quarter of 1994 (by approximately 325 BOE/day) due to declining production from certain outside operated properties.

     Operating costs per BOE for the quarter ended September 30, 1995 were $5.19, down 11% and 15%, respectively, from $5.80 and $6.09 for the three month periods ended June 30, 1995 and September 30, 1994. The largest factor contributing to the decline was lower steam costs caused by the purchase on August 1, 1995 of the remaining 55% partnership interest in the cogeneration plant which provides steam to the Company's homebase properties located in the Midway-Sunset field. Since this acquisition, the operating costs per BOE (excluding DD&A) for the homebase properties declined 24% to approximately $3.79/BOE compared to an average of $5.00/BOE incurred in the first seven months of 1995. Revenues generated by the sale of electricity from the cogeneration plant are recorded as a reduction to operating costs.

     Dry hole and abandonment charges were $.1 million in the third quarter of 1995 which is comparable to amounts incurred in the second quarter of 1995 and third quarter of 1994. However, in the nine month period ended September 30, 1994, the Company recorded $5.2 million in dry hole and abandonment charges and $2.9 million in impairment charges. Also, during the second quarter of 1994, the Company recorded a $1.3 million charge to operations related to the spill as described in Part 1, Item 1, Note 4 of the Financial Statements.

     To protect the Company's revenues from potential price declines, effective August 1, 1995, the Company entered into a bracketed zero cost collar hedge contract related to approximately 21% of its crude production with a California refiner. The posted price of the Company's 13 degree API gravity crude oil was used as the basis for the hedge. There is no initial cost to the Company and there will be no financial impact unless crude oil prices increase or decrease significantly from current levels.

     Depreciation, depletion and amortization (DD&A) of $2.01 per BOE was up 18% and 19% from $1.71 per BOE in the second quarter of 1995 and $1.69 per BOE in the third quarter of 1994, respectively. DD&A has increased compared to the second quarter primarily due to depreciation related to the purchase of the cogeneration facility and a higher depreciable basis of the Company's property and equipment.

     General and administrative expenses were $1.1 million in the third quarter, down 8% from $1.2 million in the second quarter of 1995 but up from $1.0 million incurred in the three months ended September 30, 1994. General and administrative expenses for the nine months ended September 30, 1995 were $3.5 million, down 5% from $3.7 million in the first nine months of 1994. The Company's effective tax rate was 38% in the first nine months of 1995 compared to a tax benefit of 38% in the first nine months of 1994.

                        Liquidity and Capital Resources

     Working capital at September 30, 1995 was $30.0 million, down 13% from $34.3 million at June 30, 1995 and 22% from $38.3 million at December 31, 1994. Working capital provided by operations of $12.1 million for the first nine months of 1995 was 36% higher than $8.9 million for the first nine months of 1994. The primary reasons for the increase were higher oil prices, higher production volumes and lower operating costs due to the purchase of the Berry cogeneration facility. Working capital, however, has declined in 1995 due to capital expenditures of $13.8 million, which included the purchase of the remaining 55% interest in the cogeneration facility for approximately $5.2 million. In addition, the Company paid dividends of $6.6 million and approximately $2.9 million in federal and state taxes and accrued interest resulting from several decisions by the U.S. Tax Court against the Company.


                                    10
                               Future Developments

     The Company currently sells the electricity produced by its cogeneration facility to a large California-based utility under a contract which determines the electricity payment based upon electrical capacity and by energy provided. This contract will expire on January 15, 1997. Under current law, the Company has the right to enter into a similar contract upon expiration with the same utility at the same energy payment but a lower capacity payment. The Company is analyzing its options with respect to future electricity sales. Management believes that the current deregulation in the electrical utility industry (currently targeted for 1998 in California) may provide unique opportunities for the Company to maximize the benefits of its cogeneration facility. However, failure to achieve a similar or better contract than the existing contract, will likely result in higher operating costs than exist currently.







































                                    11






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



Date: October 30, 1995



















                                    12