Form 10-K
period 1995-12-31
BERRY PETROLEUM CO
filed 1996-03-18
CIK 778438

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1995
                         Commission file number 1-9735

                            BERRY PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 77-0079387
(State of incorporation or organization) (I.R.S. Employer Identification Number)

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [  ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of March 4, 1996, the registrant had 21,033,055 shares of Class A Common Stock outstanding and the aggregate market value of the voting stock held by nonaffiliates was approximately $112,778,000. This calculation is based on the closing price of the shares on the New York Stock Exchange on March 4, 1996 of $9.625. The registrant also had 898,892 shares of Class B Stock outstanding on March 4, 1996, all of which is held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

       Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.




                            BERRY PETROLEUM COMPANY
                               TABLE OF CONTENTS

                                   PART I


Items 1
  and 2.  Business and Properties. . . . . . . . . . . . . . . . . . . . .3

Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .9

Item  4.  Submission of Matters to a Vote of Security Holders. . . . . .  9

          Executive Officers . . . . . . . . . . . . . . . . . . . . . . 10


                                   PART II

Item  5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters . . . . . . . . . . . . . . . . . 11

Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . 12

Item  7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . 13

Item  8.  Financial Statements and Supplementary Data. . . . . . . . . . 16

Item  9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure  . . . . . . . . . . . 34

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . 34

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . 34

Item 12.  Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . . . . . . . 34

Item 13.  Certain Relationships and Related Transactions . . . . . . . . 34

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 35







                                   Part I

Items 1 and 2.  Business and Properties

Introduction

       Berry Petroleum Company ("Berry" or "Company"), is an independent energy company engaged in the business of acquisition, exploration, exploitation, development, production and marketing of crude oil and natural gas. The Company was incorporated in Delaware in 1985 and has been a publicly held company since 1987. Berry's principal reserves and producing properties are located in Kern County and Ventura County, California. Information contained in this report on Form 10-K reflects the business of the Company during the year ended December 31, 1995. The Company's corporate headquarters are located on its Berry and Ewing lease in the southern portion of the Midway-Sunset field, and management believes the current facilities are adequate.

       The Company's mission is to enhance shareholder value and achieve real asset growth. To achieve this, Berry's corporate strategy is to acquire primarily proved reserves with exploitation potential and to increase its proved reserves and production through further development of its existing properties by application of enhanced oil recovery (EOR) methods, advanced reservoir management and developmental drilling. All of the Company's reserves are located in the United States, and the Company continues to focus on opportunities in California and several select basins in the United States. While the Company has substantial working capital available for acquisitions, the Company will, as necessary, consider long-term debt or issuance of capital stock to finance future purchases.

       Approximately 89% of the Company's proved reserves are located in the Midway-Sunset field in the San Joaquin Valley in California. The majority of these reserves are on properties owned in fee. Net production from this field in 1995 was 3.0 million barrels of oil equivalent (BOE) or 87% of the Company's total 1995 BOE production. The Midway-Sunset field contains predominantly heavy crude oil (under 20 degrees API gravity), the production of which depends substantially on steam injection. Berry utilizes primary, cyclic steaming and steam flooding recovery methods in this field. Production from the Montalvo field in Ventura County, California, which represents approximately 8% of the proved reserves, utilizes primary recovery methods.

       Berry operates all of its principal oil producing properties. Field operations include the initial recovery of the crude oil and its transport through treating facilities into storage tanks. After the treating process is completed, which includes removal of water and solids by mechanical, thermal and chemical processes, the crude oil is metered through L.A.C.T. (Lease Automatic Custody Transfer) facilities and transferred into crude oil pipelines owned by other oil companies.

Revenues

       The percentage of revenues by source for the prior three years is as follows:



                                                     1995    1994    1993

       Sales of oil and gas                           89%     95%     97%

       Interest and other income                      11%      5%      3%

See Berry's Statements of Operations and accompanying Notes thereto.



Marketing

       The Company believes the market for its crude oil differs substantially from the oil market in the remainder of the country. Two key factors are responsible for lower crude prices in California versus the Mid-Continent. The first is that the Company's crude oil is primarily lower gravity crude oil and must be heated or blended for transport to refineries. In general, lower gravity crude oil results in lower yields of light products, such as gasoline and kerosene, in low conversion refineries. Additional processing, such as coking and catalytic cracking, increases light product yields, but at a higher capital cost per barrel of crude oil refined. The refiner or crude oil buyer generally pays lower prices for such crude oil, as reflected in lower posted and spot prices. The second factor, which may become less of a factor now that Congress passed and the President signed Senate Bill S.395 to allow the export of Alaskan North Slope (ANS) crude oil to foreign countries, was that all ANS crude oil production was required to go to or by the West Coast which reduced the price of both ANS and California crude oil. This federally mandated policy prevented free market prices on the West Coast, making California heavy crude price variations inconsistent with prevailing changes in market prices in other parts of the country. The Company believes the repeal of the ban of ANS exports may allow the Company and other West Coast producers to receive a fair market price for their crude oil. In addition, increased refining capacity of heavy crude oil has strengthened prices of heavy crude oil on the West Coast.

       To provide additional market flexibility, the Company owns a blending facility located near its homebase properties. The Company suspended the blending operations in December 1993 due to the high cost of natural gasoline, the improved demand for the Company's 13 degree heavy crude oil, and the narrowing margin between the posted price of the blended crude oil and the heavy crude oil. Up to approximately 5,000 barrels per day of the Company's heavy crude oil can be blended with lighter crude oils and natural gasolines to produce a blended crude oil of approximately 27 degree API gravity. At times, this blending operation may allow the Company to improve the profit margin on the sale of its heavy crude oil. Blending also allows the Company the option to ship through common carrier pipelines and sell directly to refiners in the Los Angeles basin, the San Francisco Bay area and the Mid-Continent. No blending occurred during 1995 or 1994. The Company has the ability to resume blending operations if warranted by market conditions.

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

       Berry, as an owner and operator of oil and gas properties, is subject to various federal, state, regional and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liabilities on the owner or the lessee in the case of leased properties for the cost of pollution clean-up resulting from operations, subject the owner or lessee to liability for pollution damages, require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Such regulation has increased the length of time and cost of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells and other treating facilities.

       The Company estimates that it spends approximately $.3 million on technical and managerial time annually to comply with environmental regulations. In addition, the Company spent approximately $.5 million for capital projects, repairs and maintenance, and permits related to environmental control facilities in 1995 and anticipates spending approximately $.5 million for similar expenditures in 1996, with additional expenditures required in future years. The Company believes these are necessary business costs in the domestic oil and gas industry. Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Berry to any greater or lesser extent than other companies in California and in the domestic industry as a whole. In most cases, foreign produced crude oil enjoys a competitive advantage since foreign environmental regulations of oil producing regions are not nearly as stringent or comprehensive as in the United States and particularly California.

       Berry's properties in the Montalvo field have greater environmental risks due to their location near the Pacific Ocean. In Berry's case, a small oil spill that endangers tidal waters could immediately involve significant clean-up, regulatory investigation and penalties, any or all of which could subject the Company to a significant financial burden. In addition to purchasing insurance to cover certain environmental risks, the Company mitigates this exposure by the development and implementation of emergency response and major oil spill prevention and contingency plans. The Company is also a contract associate member of Clean Seas, an organization with significant experience and resources to contain and minimize the effects of an oil spill.

       The Company experienced an oil spill due to a ruptured pipe on its West Montalvo field in December 1993 which required cleanup of the area directly around the pipe, an agricultural runoff pond and the nearby beach and ocean. Although 100% of the Montalvo field's wells and facilities are onshore, part of the spilled crude oil was pumped into the ocean from the agricultural runoff pond. The Company has initiated procedures and made operational improvements to reduce the likelihood of a similar event. A regulatory investigation is proceeding and the Company is potentially subject to fines and penalties (see
Item 3. "Legal Proceedings" and Note 12 to the Company's financial statements).

       The Company is not aware of any unrecorded environmental claims existing at December 31, 1995 which would have a material impact on the Company's financial condition or results of operations.

Competition

       The oil and gas industry is highly competitive. As an independent producer, the Company does not own any refining or retail outlets. It has little control over the price it receives for its crude oil, and higher costs, fees and taxes assessed at the producer level cannot necessarily be passed on to the Company's customers. In acquisition activities, significant competition exists since integrated companies, independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Although many of these competitors have greater financial and other resources than the Company, Management believes that it is in a position to compete effectively due to its low cost structure and strong balance sheet.

 Employees

       The Company had 86 employees at December 31, 1995.

Oil and Gas Properties

       The Company spent a total of $.5 million on property acquisitions, $14.0 million on development programs (including $5.2 million on the purchase of the remaining 55% interest in the cogeneration facility) and $1.4 million on exploration programs in 1995. The Company's 1996 budget for capital expenditures on development and exploration activities is $9.4 million of which 99% is earmarked for development. As these activities are influenced by numerous factors, many of which are outside the Company's control, the actual expenditure level may vary considerably from budgeted levels.

       In 1995, the Company sold its Rincon properties which comprised 1,631 acres and 15 producing wells, representing approximately 3% of its net daily production and 2% of its reserves.

       The principal oil and gas producing properties of Berry are located in Kern County and Ventura County, California.


Development

       Homebase - Berry owns and operates working interests in thirteen properties containing 905 acres located in the southern portion of the Midway-Sunset field. The Company estimates these properties account for approximately 76% of the Company's proved oil and gas reserves and approximately 78% of its current daily production. The wells produce from an average depth of approximately 1200'. These properties rely on thermally enhanced oil recovery methods, primarily cyclic steaming. Nine of the thirteen properties are owned in fee and are not burdened by royalties. These nine properties accounted for approximately 73% of Berry's average daily production during 1995 and represent 70% of the Company's proved oil and gas reserves. Berry has a 100% working interest in all the Midway-Sunset properties it operates except one, where the Company owns a 96.875% working interest.

       During 1995, a total of 41 development wells were drilled. The objective of this work was to maintain productive capacity and develop additional reserves in the Company's single largest asset. In December 1994, the Company purchased the Alpine property and in 1995, 10 development wells were drilled to exploit the undeveloped reserves of this property. On the Ethel D property, two wells were drilled and followup potential was established.

       As of January 1, 1995, the Company owned a 45% interest in the cogeneration plant located on the homebase properties. The purchase of the remaining 55% interest was completed in August of 1995 for a total cost of approximately $5.2 million. Total steam cost savings through December 1995 have exceeded $3 million due to favorable natural gas prices, operating efficiences and other factors existing in the latter part of 1995. The facility produces approximately 12,500 bbls/day of steam, all of which is used in the steaming operations of the homebase properties.

       Fairfield - Berry owns and operates approximately 1,824 acres in the northern portion of the Midway-Sunset field which account for approximately 13% of the Company's proved oil and gas reserves and approximately 9% of its daily production. These properties rely on thermally enhanced oil recovery methods, primarily cyclic steaming and steam flooding. Berry's interests consist of four fee properties comprising 1,009 acres and seven leases comprising 815 acres. The wells produce from an average depth of approximately 1200'.

       During 1995, the Company drilled two wells in the Potter sand and one well in the Mya sand reservoir. In addition, one evaluation well was drilled and abandoned. The Mya sand cyclic steam program was successful with four wells returned to production. An adjacent 480 acres, comprising the BLM
Sec 12 lease, was purchased in 1995 primarily for Mya development potential.

       Montalvo - Berry owns 100% of the working interest in six leases in Ventura County, California in the West Montalvo field. Two of the six leases are owned by the State of California. The Company estimates current proved reserves from West Montalvo account for approximately 8% of Berry's proved oil and gas reserves. Total production from these leases, containing 8,563 acres, represents approximately 10% of Berry's total current daily oil and gas production. The wells produce from an average depth of approximately 12,500'.

       Development, redrill and remedial well activities were postponed in 1994 while the Company assessed and implemented facility improvements. Facility improvements were completed and five wells were reworked and returned to production in 1995.








Exploration/Outside Operated

       The Company participated in the drilling of four exploratory wells in 1995 in which it owned between 12.5% and 18.5% working interest in each well. The Company also participated in two workovers on outside operated properties.

       Texas - In the Tyler prospect, the Company drilled the M.L. Collins #1 well to 16,500' and encountered gas shows in three Wilcox intervals between 13,000' and total depth. Extensive testing of the three intervals did not yield commercial production and the cost was written off as a dry hole in 1995. The Company is presently attempting to farm out its remaining interest in the prospect. The Company farmed out its interest in the remaining acreage in the Lexi prospect.

       Louisiana - The Earl Chauvin #1 well, a 1993 discovery in the East Lake Boudreaux field, began producing water in the first quarter of 1995. A workover was completed during the year that was successful in bringing the well back on production, but at a much lower rate.

       Nevada - In 1995, three exploratory wells were drilled and abandoned as dry holes. The Company has one additional prospect well to drill to fulfill its commitment in a six well multicompany exploratory program.

Oil and Gas Reserves

       Reserve Reports - The Company engaged DeGolyer and MacNaughton to estimate the proved oil and gas reserves of the Company for the years ended December 31, 1995 and 1994 for all of the Company's properties and for the year ended December 31, 1993 for the Midway-Sunset field and certain properties located in other fields. The reserves for 1993 for the Rincon and Montalvo fields were prepared by Babson and Sheppard. These two firms (the Petroleum Engineers) were also asked to estimate the future net revenues to be derived from such properties. Each of the Petroleum Engineers is an independent oil and gas reserve engineering firm. In preparing their respective reports for December 31, 1995, 1994 or 1993, each Petroleum Engineer reviewed and examined such geological, economic, engineering and other data provided by the Company as considered necessary under the circumstances applicable to each reserve report. Each Petroleum Engineer also examined the reasonableness of certain economic assumptions regarding estimated operating and development costs and recovery rates in light of economic circumstances as of December 31, 1995, 1994 and 1993. For the Company's operated properties, reserve estimates are filed annually with the U.S. Department of Energy. Refer to the Supplemental information about oil and gas producing activities (unaudited) for the Company's oil and gas reserve disclosures.

Production

       The following table sets forth certain information regarding production for the years ended December 31, as indicated:


                                                  1995      1994      1993

       Net Annual Production(1):
        Oil (Mbbls)                              3,277     3,250     3,617
        Gas (Mmcf)                                 611       793       771
       Average Sales Price:
        Oil (per bbl)                           $13.56    $11.61    $11.43
        Gas (per mcf)                             1.50      1.87      1.96
       Average Production Cost (per BOE)(2)       5.41      6.28      6.35


       (1) Net production represents production owned by Berry and produced to its interest, less royalty and other similar interests. All oil and gas produced, other than lease fuel needs, is sold at the well site. Berry does not refine any of its production.

       (2) Equivalent oil and gas information is at a ratio of 6,000 cubic feet of natural gas to one barrel (bbl) of oil.


Acreage and Wells

       At December 31, 1995, the Company's properties accounted for the following developed and undeveloped acres:


                             Developed Acres         Undeveloped Acres

                             Gross       Net         Gross         Net

       California            6,175     6,051         6,846       6,846
       Nevada                    -         -        55,920       9,247
       Texas                   840       277         9,120       2,889
       Other                 1,130       204         1,173         293
                            ------    ------        ------      ------
                             8,145     6,532        73,059      19,275
                            ======    ======        ======      ======
       Gross acres represent all acres in which Berry has a working interest; net acres represent Berry's aggregate working interests in the gross acres.

       Berry currently has 1,551 gross oil wells (1,537 net) and 22 gross gas wells (7 net). Gross wells represent the total number of wells in which Berry has a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by Berry. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity

       The following table sets forth certain information regarding Berry's drilling activities for the periods indicated:


                                 1995           1994           1993
                            Gross    Net   Gross     Net  Gross     Net

       Exploratory Wells
       Drilled:
        Productive              0   0.0        0     0.0      3     0.7
        Dry (1)                 4   0.7        4     0.8      3     0.5
       Development Wells
       Drilled:
        Productive             44  44.0       14    14.0     18    18.0
        Dry (1)                 1   1.0        0     0.0      0     0.0
       Total Wells Drilled:
        Productive             44  44.0       14    14.0     21    18.7
        Dry (1)                 5   1.7        4     0.8      3     0.5

(1) A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

As of March 4, 1996, no exploratory wells were being drilled.







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

Item 3. Legal Proceedings

       On December 25, 1993, a crude oil spill was discovered on the Company's West Montalvo field in Ventura County, California. The Company estimates that the total discharge was approximately 2,100 barrels. The Company is aware that certain governmental authorities are currently investigating the circumstances surrounding the spill. The Company paid $.6 million to settle all potential state criminal claims against the Company in August 1994. The Company is working on dealing with all other potential matters related thereto. As of the date of this report, no actions have been filed against the Company in connection with the spill.

       The Company was in a dispute with University Cogeneration Partners Ltd., 1985-1, regarding certain costs related to the cogeneration facility operations. The Company was a minority owner in this partnership of which the major asset was the cogeneration facility located on the Company's homebase properties. The Company purchased the remaining interest in the partnership in August 1995 and, in connection therewith, both parties agreed to dismiss all disputed claims.

       The information related to certain issues which have been appealed to the U.S. Court of Appeals (Ninth Circuit) is set forth in Note 9 to the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

















                              EXECUTIVE OFFICERS

       Listed below are the names, ages (as of December 31, 1995) and positions of the executive officers of Berry and their business experience during at least the past five years.

       JERRY V. HOFFMAN, 46, President and Chief Executive Officer since May 1994 and President and Chief Operating Officer from March 1992 until May 1994. Mr. Hoffman was added to the Board of Directors in March 1992. Mr. Hoffman held the Senior Vice President and Chief Financial Officer positions from January 1988 until March 1992. Mr. Hoffman, CPA, has held a variety of other positions with the Company and its prior subsidiaries or successors since February 1985.

       DONALD A. DALE, 49, Controller since December 1985. Mr. Dale, CPA, was the Controller for Berry Holding Company from September 1985 to December 1985.

       RALPH J. GOEHRING, 39, Chief Financial Officer since March 1992 and Manager of Taxation from September 1987 until March 1992. Mr. Goehring, CPA, is also the Assistant Secretary for Berry Petroleum Company.

       CHESTER L. LOVE, 61, Vice President of Engineering since March 1994 and Manager of Engineering from May 1992 to March 1994. Mr. Love, a registered petroleum engineer, was previously a Vice President of Consulting for Scientific Software-Intercomp from 1979 to 1992.

       KENNETH A. OLSON, 40, Corporate Secretary since December 1985 and Treasurer since August 1988. Mr. Olson, CPA, has held a variety of other positions with the Company and its prior subsidiaries or successors since July 1985.

       MICHAEL R. STARZER, 34, Manager of Corporate Development since April 1995. Mr. Starzer, a registered petroleum engineer, was with Unocal from August 1983 to May 1991 and from August 1993 to April 1995. Mr. Starzer was an engineering consultant and worked with the California State Lands Commission from May 1991 to August 1993.

       STEVEN J. THOMAS, 45, Manager of Production since March 1993, joined the Company's engineering department in September 1992. Mr. Thomas, a registered petroleum engineer, was an engineering and petroleum consultant from 1990 to 1992 and was employed by Chevron USA from 1979 to 1990 in various drilling, production and facilities engineering positions.



















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

       In 1989, the Company adopted a Stockholder Rights Agreement and declared a dividend distribution of one such Right for each outstanding share of Capital Stock on December 22, 1989. Each share of Capital Stock issued after December 22, 1989 includes one Right. The Rights expire on December 8, 1999. See
Note 7 of Notes to the Financial Statements.

       The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol "BRY". The Class B Stock is not publicly traded. The market data and dividends for 1995 and 1994 are shown below:



                                                              Cash
                                    Low       High         Dividends
       1995
       First Quarter             $ 8 3/4    $ 10           $     .10
       Second Quarter              9          10 7/8             .10
       Third Quarter               9 3/8      10 5/8             .10
       Fourth Quarter              9 7/8      10 7/8             .10

       1994
       First Quarter             $ 8        $  9 7/8       $     .10
       Second Quarter              8          10 3/4             .10
       Third Quarter               8 7/8      10 1/4             .10
       Fourth Quarter              9          11 3/8             .10

       The number of holders of record of the Company's Common Stock and Class B Stock as of March 4, 1996 was approximately 1,048 and 1, respectively.

       The Board of Directors' policy is to declare and pay dividends quarterly in March, June, September and December. The dividend level may change as it is subject to Board approval, and such approval is influenced by the price of crude oil, capital commitments and satisfactory financial results.

       Dividends declared on 4,366,400 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B group, for as long as this remaining member shall live.






Item 6.  Selected Financial Data

       The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by refrence to the historical financial statements and notes thereto of the Company included in Item 8, "Financial Statements and Supplementary Data". The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 1995 was derived from the audited financial statements and the accompanying notes to those financial statements (in thousands except per share and per barrel data):

                                1995      1994      1993      1992      1991

Statement of Operations Data:

Operating revenues:
  Sales of oil and gas       $ 45,773  $ 39,451  $ 42,843  $ 49,598   $ 43,439
  Blending, net                    12        87       265    (1,262)    (1,156)

Operating costs
 (excluding DD&A and
 exploratory dry hole costs)   18,264    21,224    23,790    20,931     20,575

General and administrative
 expenses (excluding DD&A)      4,578     5,118     5,999     5,511      3,840
Depletion, depreciation &
 amortization (DD&A)            6,847     7,270     9,983     8,123      5,373
Net income (loss)              12,203    (1,129)       32    10,115     16,597
Net income (loss)
per share (1)                     .56      (.05)        -       .46        .77

Cash dividends per share          .40       .40       .55       .60        .60
Weighted average number of
 shares outstanding            21,932    21,932    21,926    21,915     21,539

Balance Sheet Data:
 Working capital             $ 36,506  $ 38,273  $ 40,418  $ 50,642   $ 54,420
 Shareholders' equity          92,060    88,632    98,323   109,690    113,204
 Total assets                 117,722   118,254   135,159   140,140    145,594

Operating Data:
 Cash flow from operations     17,070    14,579    10,957    22,169     18,521
 Capital expenditures          15,072     6,934    13,983    12,180     14,028
 Average sales price
  per barrel of oil             13.56     11.61     11.43     12.83      12.44
 Average production cost
  per BOE                        5.41      6.28      6.35      5.43       6.03

Production:
 Oil (Bbls)                     3,277     3,250     3,617     3,683      3,336
 Gas (Mcf)                        611       793       771     1,029        466
 Total (BOE)                    3,379     3,382     3,746     3,855      3,414


Proved reserves:
 Oil (Bbls)                    77,071    75,996    72,078    72,434     71,054
 Gas (Mcf)                      5,983     6,530     5,476    10,003     11,772
 Total (BOE)                   78,068    77,084    72,991    74,101     73,016

(1) Less than $.01 per share in 1993.







Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion provides information on the results of operations for the three years ended December 31, 1995 and the financial condition, liquidity and capital resources as of December 31, 1995. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

       The profitability of the Company's operations in any particular accounting period will be directly related to the average realized prices of oil and gas sold, the type and volume of oil and gas produced and the results of acquisition, development and exploration activities. The average realized prices of oil and gas will fluctuate from one period to another due to world market conditions and other factors. The California crude oil prices are especially sensitive since a significant portion of California's crude oil needs are met by imports from Alaska. The aggregate amount of oil and gas produced may fluctuate based on development and exploitation of oil and gas reserves pursuant to current reservoir management plans. Production rates, steam costs, labor and maintenance expenses are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing principal factors, among others.

                             Results of Operations

       The Company returned to profitability in 1995, earning net income of $12.2 million, up significantly from a net loss of $1.1 million in 1994 and net income of $32,000 in 1993. This significant improvement was due primarily to higher oil prices, lower steam costs due to the acquisition of the remaining interest in the cogeneration facility, a 1995 gain on the sale of the Rincon properties, the reduction of exploratory dry hole costs in 1995, and the impairment of properties and oil spill costs recorded in 1994 and 1993 with no comparable charge in 1995.

                                              1995      1994     1993

Production - BOE Per Day                     9,258     9,266   10,261
Average Sales Price - Per BOE               $13.48    $11.60   $11.43
Operating Cost - Per BOE                      5.41      6.28     6.35
DD&A - Per BOE                                1.88      1.96     2.47

       Operating income from producing operations was $21.2 million in 1995, up 83% and 114% from $11.6 million and $9.9 million in 1994 and 1993, respectively. This improvement was due primarily to higher oil prices and reduced operating costs.

       The average sales price received per BOE during 1995 of $13.48 was 16% and 18% higher than the prices received in 1994 and 1993, respectively. Oil and gas production in 1995 was comparable to 1994, but down 10% from 1993. On November 1, 1995, the Company sold its Rincon properties which accounted for approximately 283 BOE/day of production. In addition, the Company shut in a number of marginal wells in 1994 and reduced steaming operations from 1993 levels on certain marginally economic properties.

       To protect the Company's revenues from potential price declines, effective August 1, 1995, the Company entered into a bracketed zero cost collar hedge contract with a California refiner for a term of 18 months related to approximately 22% of its crude oil production. The posted price of the Company's 13 degree API gravity crude oil was used as the basis for the hedge. There is no initial cost to the Company and there will be no material financial impact unless crude oil prices increase or decrease significantly from current levels. A similar contract for an additional 11% of the Company's crude production with a 12 month term was entered into in early 1996.

       Operating costs per BOE in 1995 declined 14% from 1994 to $5.41 due largely to a reduction in steam costs which have historically represented the largest component of operating costs to the Company. As part of the Company's continuing effort to reduce operating costs, the Company purchased the remaining 55% interest in the cogeneration plant which provides steam to the Company's homebase properties located in the Midway-Sunset field. In addition, the Company increased production from the Montalvo field during 1995 and sold its Rincon properties on November 1, 1995, both of which incurred higher operating costs relative to the other properties operated by the Company.
Due to these events and the Company's ongoing cost reduction program, operating costs per BOE continued to decline to $4.63 in the fourth quarter of 1995 from $5.19 and $5.80 in the third and second quarters of 1995, respectively.

       DD&A per BOE declined to $1.88 in 1995 from $1.96 and $2.47 in 1994 and 1993, respectively. This decline was due primarily to the lower depletable basis of the Company's assets resulting from the impairment, dry hole and abandonment charges recorded in 1994.

       On November 1, 1995, the Company sold its Rincon properties located in Ventura County, California for approximately $5.8 million plus certain reimbursements, which resulted in a pre-tax gain of approximately $3.1 million. Net daily production from the six leases represented approximately 3% of the Company's 1995 production levels. This property was considered non-core, was expensive to operate and would have required significant capital outlays to maximize the property's value.

General

       Interest income in 1995 was $2 million, up from $1.6 million and $1.9 million in 1994 and 1993, respectively, due primarily to higher average interest rates on invested cash balances in 1995.

       General and administrative expenses were $4.6 million in 1995, down 10% and 23% from $5.1 million and $6 million incurred in 1994 and 1993, respectively. The Company is focused on cost reduction and incurred lower payroll related costs due to attrition, the consolidation of certain administrative functions and lower medical costs.

       The Company's effective income tax rate in 1995 was 37%. The pre-tax losses incurred in 1994 and 1993 resulted in effective tax benefits of 42% and 102%, respectively. The most important factor affecting 1994 and 1993 was the impact of certain tax benefits, primarily enhanced oil recovery credits and percentage depletion, as applied to the pre-tax losses in those years.

       In the fourth quarter of 1995, the Company adopted Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This adoption resulted in no charges to the Company's financial statements for 1995, and is not significantly different than the Company's impairment policy in effect prior to the adoption.

             Financial Condition, Liquidity and Capital Resources

       Working capital at December 31, 1995 was $36.5 million, down from $38.3 million and $40.4 million at December 31, 1994 and 1993, respectively. Cash flow provided by operating activities of $17.1 million was up 17% and 55% from $14.6 million and $11.0 million in 1994 and 1993, respectively. Cash flow was higher in 1995 due to higher oil prices and lower operating costs due primarily to the purchase of the cogeneration facility in 1995. The Company sold its Rincon properties in 1995 for an additional $5.8 million in cash plus certain reimbursements. However, working capital declined 5% due to capital expenditures of $15.1 million incurred during the year, which included approximately $5.2 million on the purchase of the remaining 55% interest in the Company's cogeneration facility, $4.8 million on the further development of the homebase properties, including the drilling of 45 additional development wells, and $1.9 million on the further development of the Montalvo field, including the conversion of two wells to a long-stroke rod pump system and the return to production of four wells on the PRC 735 lease. In 1995, the Company paid $8.8 million in dividends to its shareholders. In addition, $2.9 million was paid in federal and state income taxes resulting from an adverse judgment by the U.S. Tax Court against the Company (see Note 9 to the Company's financial statements).








       The Company had a $1 million Revolving Credit and Term Loan Agreement with a major California bank until early 1996. There were no outstanding borrowings under this line. The Company is working on obtaining a new Revolving Credit/Term Loan Facility which, when completed, may be used for future acquisitions or other corporate purposes.

       The total proved reserves at December 31, 1995 were 78.1 million BOE, up from 77.1 million BOE at December 31, 1994 and 73.0 million BOE at December 31, 1993. Although the Company produced 3.4 million BOE during the year and sold its Rincon properties, the Company saw an increase in reserves due primarily to the further development of the Company's PRC 735 lease, the development of the Alpine lease purchased in the fourth quarter of 1994, the acquisition of the USL 12 lease in the Midway-Sunset field, higher oil prices and lower estimated future operating costs. The 1995 development program (excluding the purchase of the remaining interest in the cogeneration facility) and USL 12 lease acquisition were successful in adding proved reserves, replacing 182% of production at an average cost of $1.71 per BOE. The Company's estimated future pre-tax discounted cash flow, using a 10% discount rate, increased 17% and 516% to $308.4 million at December 31, 1995 from $263.9 million at December 31, 1994 and $50.1 million at December 31, 1993, respectively.

                              Future Developments

       In 1996, the Company plans to adopt the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation".

       Senate Bill S.395 allowing the export of ANS crude oil has been passed by Congress and signed by the President, and is currently undergoing limited public hearings. Because of this legislation, the Company expects that a larger portion of this crude oil will be sold in markets other than California beginning in the second quarter of 1996. The long term impact may be to reduce the differential between crude oil prices on the West Coast and other parts of the country.

       The Company currently sells the electricity produced by its cogeneration facility to a large California-based utility under a contract (Standard
Offer 2) which determines the electricity payment based upon electrical capacity and by energy provided. This contract will expire on January 15, 1997. Under current law, the Company has the right to enter into a similar contract (Standard Offer 1) upon expiration with the same utility at the same energy payment but a lower capacity payment. The Company is analyzing its options with respect to future electricity sales. Management believes that the deregulation in the electrical utility industry (currently targeted for 1998 in California) may provide opportunities for the Company to maximize the benefits of its cogeneration facility. However, failure to achieve a similar or better contract than the existing contract will likely result in higher operating costs related to steam generation than exist currently.

       A portion of the natural gas purchases made by the Company for use primarily in its steaming operations is subject to an existing long-term transportion agreement with a California utility. The resulting transportation charges related to the gas obtained are significantly above current prevailing market rates. The agreement will expire in April 1997 and the Company expects to realize a reduction in operating costs related to this event in 1997 and beyond.

       On February 10, 1996, the President signed into law a bill which authorizes the sale, within two years, of the Elk Hills Naval Petroleum Reserve located in Kern County, California. The Company believes the sale may result in a significant concentration of the ownership of the light crude oil used as blending stock for the heavy crude oil produced in the San Joaquin Valley. If such concentration were to occur, it is possible that the lack of light oil availability could have an adverse impact on the marketability and prices received for this heavy crude oil.

                              Impact of Inflation

       The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.



Item 8.  Financial Statements and Supplementary Data

                            BERRY PETROLEUM COMPANY
                       Index to Financial Statements and
                              Supplementary Data


                                                                   Page

Report of Coopers & Lybrand L.L.P., Independent Accountants  . . .  17

Balance Sheets at December 31, 1995 and 1994 . . . . . . . . . . . .18

Statements of Operations for the
  Years Ended December 31, 1995, 1994 and 1993   . . . . . . . . . .19

Statements of Shareholders' Equity
  for the Years Ended December 31, 1995, 1994 and 1993 . . . . . . .20

Statements of Cash Flows for the
  Years Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . .21

Notes to the Financial Statements. . . . . . . . . . . . . . . . . .22

Supplemental Information About Oil & Gas Producing Activities. . . .32


Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.




















                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Berry Petroleum Company

We have audited the accompanying balance sheets of Berry Petroleum Company as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berry Petroleum Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


/s/ Coopers & Lybrand L.L.P.

February 21, 1996
Los Angeles, California

















                           BERRY PETROLEUM COMPANY
                                Balance Sheets
                          December 31, 1995 and 1994
                  (In Thousands Except Share Information)


                                                         1995          1994
                     ASSETS

Current assets:
 Cash and cash equivalents                           $  18,759      $   7,466
 Short-term investments available for sale              15,695         27,617
 Accounts receivable                                     8,414          9,471
 Deferred income taxes                                   1,175          3,315
 Prepaid expenses and other                              1,157          1,073
                                                       -------        -------
          Total current assets                          45,200         48,942

Oil and gas properties (successful efforts basis),
 buildings and equipment, net                           72,042         66,915
Other assets                                               480          2,397
                                                       -------        -------
                                                     $ 117,722      $ 118,254
                                                       =======        =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   3,086      $   5,913
 Accrued liabilities                                     3,912          4,637
 Federal and state income taxes payable                  1,696            119
                                                       -------        -------
 Total current liabilities                               8,694         10,669


Deferred income taxes                                   16,968         18,953

Contingencies (Note 12)

Shareholders' equity:
 Preferred stock, $.01 par value;
   2,000,000 shares authorized;
   no shares outstanding
 Capital stock, $.01 par value:                              -              -
    Class A Common Stock,
      50,000,000 shares authorized;
      21,033,055 shares issued and outstanding             210            210
    Class B Stock, 1,500,000 shares authorized;
      898,892 shares issued and outstanding
      (liquidation preference of $899)                       9              9
Capital in excess of par value                          52,850         52,852
Retained earnings                                       38,991         35,561
                                                       -------        -------
     Total shareholders' equity                         92,060         88,632
                                                       -------        -------
                                                     $ 117,722      $ 118,254
                                                       =======        =======

The accompanying notes are an integral part of these financial statements.





                            BERRY PETROLEUM COMPANY
                            Statements of Operations
                 Years ended December 31, 1995, 1994 and 1993
                     (In Thousands Except Per Share Data)


                                          1995        1994        1993
Revenues:
 Sales of oil and gas                  $  45,773  $  39,451    $  42,843
 Interest                                  2,040      1,616        1,893
 Gain (loss) on sale of assets             3,073        113       (1,100)
 Other income, net                           304        155          460
                                         -------    -------      -------
                                          51,190     41,335       44,096
                                         -------    -------      -------
Expenses:
 Operating costs                          18,264     21,224       23,790
 Depreciation, depletion & amortization    6,847      7,270        9,983
 Impairment of properties                      -      2,915        2,911
 Oil spill costs                               -      1,344        2,004
 Exploratory dry hole costs                2,012      5,414          788
 General and administrative                4,578      5,118        5,999
                                         -------    -------      -------
                                          31,701     43,285       45,475
                                         -------    -------      -------
Income (loss) before income taxes         19,489     (1,950)      (1,379)
Provision (benefit) for income taxes       7,286       (821)      (1,411)
                                         -------    -------      -------
Net income (loss)                      $  12,203  $  (1,129)   $      32
                                         =======    =======      =======
Net income (loss) per share            $     .56  $    (.05)   $       -
                                         =======    =======      =======

Weighted average number of shares
   of capital stock used to calculate
   earnings per share                     21,932     21,932       21,926
                                         =======    =======      =======














The accompanying notes are an integral part of these financial statements.




                            BERRY PETROLEUM COMPANY
                      Statements of Shareholders' Equity
                 Years Ended December 31, 1995, 1994 and 1993
                     (In Thousands Except Per Share Data)

                     Capital Stock    Capital in
                                       Excess of     Retained    Shareholders'
                   Class A   Class B   Par Value     Earnings       Equity

Balances at
 January 1, 1993   $  210   $    9    $  51,977     $  57,494     $  109,690

Stock options
 exercised              -        -          664             -            664
 Cash dividends
 declared -
 $.55 per share         -        -            -       (12,063)       (12,063)
Net income              -        -            -            32             32
                   ------   ------      -------       -------        -------
Balances at
 December 31, 1993    210        9       52,641        45,463         98,323


Stock options
 expired                -        -          211             -            211
Cash dividends
 declared -
 $.40 per share         -        -            -        (8,773)        (8,773)
Net loss                -        -            -        (1,129)        (1,129)
                   ------   ------      -------       -------        -------
Balances at
 December 31, 1994    210        9       52,852        35,561         88,632


Stock retired           -        -           (2)            -             (2)
Cash dividends
 declared -
 $.40 per share         -        -            -        (8,773)        (8,773)
 Net income             -        -            -        12,203         12,203
                   ------   ------      -------       -------        -------
Balances at
 December 31, 1995 $  210   $    9    $  52,850     $  38,991     $   92,060
                   ======   ======      =======       =======        =======
















The accompanying notes are an integral part of these financial statements.


                            BERRY PETROLEUM COMPANY
                            Statements of Cash Flows
                  Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)

Cash flows from operating activities:          1995       1994        1993

 Net income (loss)                         $ 12,203    $ (1,129)   $     32
 Depletion, depreciation and amortization     6,847       7,270       9,983
 (Gain) loss on sale of assets               (3,073)       (113)      1,100
 Exploratory dryhole costs                    1,990       5,090         170
 Impairment of properties                         -       2,915       2,911
 Increase (decrease) in deferred income
  tax liability                              (1,985)       (762)      1,536
 Other, net                                     (50)        504        (377)
                                            -------     -------     -------
Net working capital provided by
 operating activities                        15,932      13,775      15,355

Decrease (increase) in current assets
 other than cash, cash equivalents and
 short-term investments                       3,113       7,256      (9,248)
 Increase (decrease) in current liabilities  (1,975)     (6,452)      4,850
                                            -------     -------     -------
Net cash provided by operating activities    17,070      14,579      10,957
                                            -------     -------     -------
Cash flows from investing activities:
  Capital expenditures                      (15,072)     (6,934)    (13,983)
  Proceeds from sale of assets                6,242         327         413
  Purchase of short-term investments         (3,078)    (30,524)    (15,560)
  Maturities of short-term investments       15,000      29,874      30,290
  Other, net                                    (96)       (540)       (610)
                                            -------     -------     -------
Net cash provided by (used in)
 investing activities                         2,996      (7,797)        550
                                            -------     -------     -------
Cash flows from financing activities:

Dividends paid                               (8,773)     (8,773)    (12,063)
Proceeds from exercise of stock options           -           -         664
                                            -------     -------     -------
Net cash used in financing activities        (8,773)     (8,773)    (11,399)
                                            -------     -------     -------
Net increase (decrease) in cash and
 cash equivalents                            11,293      (1,991)        108
Cash and cash equivalents at
 beginning of year                            7,466       9,457       9,349
                                            -------     -------     -------
Cash and cash equivalents at
 end of year                               $ 18,759    $  7,466    $  9,457
                                            =======     =======     =======
Supplemental disclosures of
 cash flow information:

Interest paid                              $     12    $      5    $      8
                                            =======     =======     =======
Income taxes paid                          $  5,554    $    484    $    765
                                            =======     =======     =======



The accompanying notes are an integral part of these financial statements.


                            BERRY PETROLEUM COMPANY
                      Notes to the Financial Statements

1.  General

       The Company is an independent energy company engaged in the acquisition, exploration, exploitation, development, production, and marketing of crude oil and natural gas. All of the Company's oil and gas reserves are located in the United States, with 89% of the reserves located in the Midway-Sunset field in the San Joaquin Valley in California. Approximately 97% of the Company's production is crude oil, which is principally sold to other oil companies for processing in refineries located in California.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Summary of significant accounting policies

Cash and cash equivalents

       Cash equivalents consist principally of commercial paper and money market funds. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash equivalents of $13.4 million and $6.0 million at December 31, 1995 and 1994, respectively, are stated at cost, which approximates market.

Short-term investments

       All short-term investments are classified as available for sale. Short-term investments consist principally of United States treasury notes, corporate notes, state and local municipal bonds and auction market preferred stock with remaining maturities of more than three months at date of acquisition. Such investments are stated at cost, which approximates market. The Company utilizes specific identification in computing realized gains and losses on investments sold. For the three years ended December 31, 1995, realized and unrealized gains and losses were insignificant to the financial statements. United States treasury notes with an aggregate market value of $.6 million are pledged as collateral to the California State Lands Commission as a performance bond on the Company's Montalvo properties.

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

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

2.  Summary of significant accounting policies (cont'd)

       In the fourth quarter of 1995, the Company adopted Statement of Financial Account Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This change had no effect on the Company's financial statements. Pursuant to this standard, assets are grouped at the lowest level for which there are identifiable cash flows. If it is determined that the book value of long-lived assets cannot be recovered by estimated future undiscounted cash flows, they will be written down to fair value.

Steam Costs

       The costs of producing steam by the cogeneration plant are recorded as an operating expense of the Company. Proceeds received from the sale of electricity produced by the plant are reported as a reduction to operating costs in the Company's financial statements.

Income Taxes

       Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax bases of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings per share

       Earnings per share is computed by dividing net income by the weighted average number of capital shares and dilutive common stock equivalents, if any, outstanding during the year.

Reclassifications

       Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the 1995 presentation.

3.  Fair value of financial instruments

       Financial instruments consist of cash and short-term investments, whose carrying amounts are not materially different from their fair values because of the short maturity of those instruments. The Company's short-term investments available for sale at December 31, 1995 consist primarily of United States treasury notes (71%) and corporate notes (29%). All of the short-term investments at December 31, 1995 mature in one year or less.

       To protect the Company's revenues from potential price declines, effective August 1, 1995, the Company entered into a bracketed zero cost collar hedge contract with a California refiner for a term of 18 months related to approximately 22% of its crude oil production. The posted price of the Company's 13 degree API gravity crude oil was used as the basis for the hedge. There is no initial cost to the Company and there will be no material financial impact unless crude oil prices increase or decrease significantly from current levels. A similar contract for an additional 11% of the Company's crude oil production with a 12 month term was entered into in early 1996.



                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

4.  Concentration of Credit Risks

       The Company sells oil, gas and natural gas liquids to pipelines and refineries. Credit is extended based on an evaluation of the customer's financial condition. For the three years ended December 31, 1995, the Company has experienced no credit losses on the sale of oil, gas and natural gas liquids.

       The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. For the three years ended December 31, 1995, the Company has not incurred losses related to these investments.

       The following summarizes the accounts receivable balances at December 31, 1995 and sales activity with significant customers for each of the years ended December 31, 1995, 1994 and 1993 (in thousands):

                           Accounts                    Sales
                          Receivable       For the Year Ended December 31,
        Customer       December 31, 1995    1995        1994        1993

           A               $  1,372      $ 12,641     $ 16,027    $ 16,747
           B                    961        12,918       11,319      11,686
           C                    724         9,214            -           -
           D                      -         5,265            -           -
                            -------       -------      -------     -------
                           $  3,057      $ 40,038     $ 27,346    $ 28,433
                            =======       =======      =======     =======

       The loss of any of these customers could have a temporarily adverse impact on the Company's revenues.

5.  Oil and gas properties, buildings and equipment

       Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):

                                                     1995           1994
Oil and gas:
  Proved properties:
    Producing properties, including
     intangible drilling costs                     $ 55,202       $ 56,216
    Lease and well equipment                         75,470         67,232
  Unproved properties                                   162            383
                                                    -------        -------
                                                    130,834        123,831
  Less accumulated depletion, depreciation
   and amortization                                  61,456         59,909
                                                    -------        -------
                                                     69,378         63,922
                                                    -------        -------
Commercial and other:
  Land                                                  151            151
  Buildings and improvements                          3,734          3,806
  Machinery and equipment                             4,026          3,969
                                                    -------        -------
                                                      7,911          7,926
Less accumulation depreciation                        5,247          4,933
                                                    -------        -------
                                                      2,664          2,993
                                                    -------        -------
                                                   $ 72,042       $ 66,915
                                                    =======        =======

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

5.  Oil and gas properties, buildings and equipment (cont'd)

       The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed (in thousands):



                                          1995       1994       1993

Acquisition of properties              $    503   $  1,023   $      -
Exploration                               1,420      1,701      3,336
Development                              14,034      4,678     10,958
                                        -------    -------    -------
                                       $ 15,957   $  7,402   $ 14,294
                                        =======    =======    =======

Results of operations from oil and gas producing and exploration activities

       The results of operations from oil and gas producing and exploration activities (excluding blending operations, corporate overhead and interest costs) for the three years ended December 31 are as follows (in thousands):



                                          1995       1994       1993

Sales to unaffiliated parties          $ 45,773    $ 39,451   $ 42,843
Production costs                        (18,264)    (21,224)   (23,790)
Exploration expenses                     (2,012)     (5,414)      (788)
Depletion, depreciation and
 amortization                            (6,354)     (6,627)    (9,143)
                                        -------     -------    -------
                                         19,143       6,186      9,122
Income tax expenses                      (6,433)     (1,723)    (2,225)
                                        -------     -------    -------
Results of operations from producing
 and exploration activities            $ 12,710    $  4,463   $  6,897
                                        =======     =======    =======

       In 1994, the Company recorded an impairment writedown of $2.9 million related to its Poso Creek and Kern Front properties and a producing well at Rincon. Similarly, in 1993 the Company recorded an impairment writedown of $2.9 million related to certain properties in East Texas which were subsequently assigned to another company in December 1994.

6.  Debt obligations

       The Company had a $1 million Revolving Credit and Term Loan Agreement (Agreement) with a major California bank which was terminated in early 1996. At December 31, 1995, the Company had no outstanding borrowings or letters of credit under the Agreement.







                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

7.  Shareholders' equity

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

       The Company issued no shares in 1995 or 1994 through its stock option plans. During 1993, 44,536 shares were issued through these plans.

       Dividends declared on 4,366,400 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, as long as this remaining member shall live.

8.  Transactions with affiliates

       The University Cogeneration Partners, Ltd. 1985-1, a limited partnership, was formed in 1985 to finance the construction of a cogeneration plant on the Company's properties. The Company also committed to purchase the steam generated by the plant and supply the natural gas to fuel the plant.
 At December 31, 1994 the receivable due from the Cogeneration Partnership for natural gas purchases, net of the steam sales to the Company, was $.8 million. The Company owned approximately 45% of the partnership and its investment of $1.9 million was accounted for at cost. On August 1, 1995, the Company purchased the remaining 55% interest in the cogeneration plant for approximately $5.2 million. The total cost of the cogeneration plant is included in lease and well equipment at December 31, 1995. Amounts paid by the Company for the steam in 1995 (through July), 1994 and 1993 were $2.6 million, $4.6 million and $4.3 million, respectively.


                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

9.  Income taxes

       The provision (benefit) for income taxes consists of the following (in thousands):

                                      1995      1994       1993

Current:
  Federal                           $ 5,089   $   158    $  (873)
  State                               2,042       (56)       (74)
                                    -------   -------    -------
                                      7,131       102       (947)
                                    -------   -------    -------
Deferred:
  Federal                               828    (1,077)      (369)
  State                                (673)      154        (95)
                                    -------   -------    -------
                                        155      (923)      (464)
                                    -------   -------    -------
                                    $ 7,286   $  (821)   $(1,411)
                                    =======   =======    =======

       The current deferred tax assets and liabilities are offset and presented as a single amount in the financial statements. Similarly, the noncurrent deferred tax assets and liabilities are presented in the same manner. The following table summarizes the components of the total deferred tax assets and liabilities before such financial statement offsets. The components of the net deferred tax liability are as follows (in thousands):



                                                   Dec. 31,         Dec. 31,
                                                    1995              1994
Deferred tax asset
  Federal benefit of state taxes                  $  1,756          $  1,334
  Differences between financial reporting
    and tax bases of assets acquired                     -             3,226
  Net operating loss carryforwards                     171             1,470
  Credit/deduction carryforwards                       634             3,037
  Other, net                                           368               712
  Valuation allowance                                    -            (3,089)
                                                   -------           -------
                                                     2,929             6,690
                                                   -------           -------
Deferred tax liability                             (15,195)          (16,567)
  Depreciation and depletion                        (3,122)           (3,795)
  State taxes, net                                    (405)           (1,966)
                                                   -------           -------
  Other, net                                       (18,722)          (22,328)
                                                   -------           -------

 Net deferred tax liability                       $(15,793)         $(15,638)
                                                   =======           =======






                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

9.  Income taxes (cont'd)

       Income taxes computed by applying U.S. statutory federal rates to income
(loss) before income taxes are reconciled to the provision (benefit) for income taxes as follows (in thousands):


                                               1995       1994         1993

Tax (benefit) computed at statutory
 federal rate                               $  6,821   $   (663)   $   (469)

Increase (decrease) in taxes
 resulting from:

Asset acquisition/sale differences             1,315        394         637
Nontaxable income                                (28)      (171)       (323)
Percentage depletion                            (402)      (290)       (286)
State taxes, net                                 888         98        (113)
Enhanced oil recovery, nonconventional
 fuel tax and alternative minimum
 tax credits                                  (1,115)      (406)      (1199)
Other, net                                      (193)       217         342
                                             -------    -------     -------
                                            $  7,286   $   (821)   $ (1,411)
                                             =======    =======     =======
Effective tax rate                              37.4%     (42.1)%    (102.3)%


       The Company has $.5 million of loss carryforwards which may be utilized in future years to reduce the Company's federal income taxes. These loss carryforwards expire in the year 2000. The Company also has approximately $.6 million of various tax credit carryforwards available to reduce future federal income taxes. If not fully utilized, certain enhanced oil recovery tax credits of $.5 million will expire in the year 2009. The other credits may be carried forward indefinitely.

       The Company went to trial in April 1993 before the U.S. Tax Court on certain unresolved federal tax issues relating to the years 1987 through 1989. The Court's decision was rendered in May of 1995, resulting in an approximate $.5 million charge in the second quarter of 1995 and the payment of approximately $2.9 million in federal and state taxes. Due to this decision, the Company no longer has benefit of certain loss carryforwards and asset bases. Therefore, these deferred tax assets, as well as the valuation allowance provided against these assets, have been removed. All federal and state taxes and accrued interest owed with respect to these issues have been paid. The Company is pursuing an appeal of the Court's decision with respect to certain issues to the U.S. Court of Appeals (Ninth Circuit).










                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

10.  Stock option and stock appreciation rights plans

       The Company has a 1987 Nonstatutory Stock Option Plan (the NSO Plan) and a 1987 Stock Appreciation Rights Plan (the SAR Plan). The NSO Plan provided for the granting of options (Options) to purchase up to an aggregate of 700,000 shares of Common Stock. The SAR Plan originally authorized a maximum of 700,000 shares of Common Stock subject to stock appreciation rights (SARs). Holders of SARs have the right upon exercise to receive a payment, payable at the discretion of the Compensation Committee in cash or in shares of Common Stock, equal to the amount by which the market price exceeds the Base Price (as defined) with respect to the shares subject to such SARs on the date of exercise. In December 1994, the Board of Directors adopted a resolution to terminate the 1987 Stock Appreciation Rights Plan without utilizing the 307,860 SARs which were still available for issuance. The 39,740 currently outstanding SARs are still available for exercise under the original terms of issuance.

       On December 2, 1994, the Board of Directors of the Company adopted the Berry Petroleum Company 1994 Stock Option Plan (the 1994 Plan). The 1994 Plan was approved by the shareholders in May 1995 and provides for the granting of stock options to purchase up to an aggregate of 1,000,000 shares of Common Stock. All Options, with the exception of the formula grants to non-employee directors, will be granted at the discretion of the Compensation Committee of the Board of Directors. The term of each Option may not exceed ten years from the date the Option is granted.

       On December 2, 1994, 300,000 Options were issued to certain key employees at an exercise price of $10.75 per share, which was the closing market price of the Company's Class A Common Stock on the New York Stock Exchange on that date. The Options vest 25% per year for four years.
The Options granted on December 2, 1994 utilized all 193,800 remaining Options from the 1987 Nonstatutory Stock Option Plan and 106,200 shares from the 1994 Plan. The 1994 Plan also allows for Option grants to the Board of Directors under a formula plan whereby all non-employee directors are eligible to receive Options. 33,000 Options were issued on December 2, 1994 and 1995, (3,000 Options to each of the eleven non-employee directors each year) at an exercise price of $10.75 and $10.625 per share, respectively. The Options granted to the non-employee directors vest immediately. The formula plan provides for the annual grant of 3,000 Options to each non-employee director holding office on each December 2nd at the fair market value on the date of grant.

       Included in general and administrative expenses is $9,000 in 1995, $0 in 1994 and $(18,000) in 1993 for compensation expense related to the Options and SARs granted to date. The credit in 1993 was due to the decline in the Company's stock price during that year. Because the options issued on December 2, 1994 and 1995 were all issued at current market value, there was no accounting charge to the Company in connection with the Option grants. The accrued liabilities for the NSO and SAR Plans are $.2 million at December 31, 1995 and 1994.

       In 1996, the Company plans to adopt the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation".











                             BERRY PETROLEUM COMPANY
                        Notes to the Financial Statements

10.  Stock option and stock appreciation rights plans (cont'd)

                                              1995                 1994
                                       Options     SARs     Options     SARs

Balance outstanding, January 1        398,141   39,740     142,941      69,020
  Granted                              33,000        -     333,000           -
  Exercised                                 -        -           -      (5,380)
  Canceled/expired                          -        -     (77,800)    (23,900)
                                      -------  -------     -------     -------
Balance outstanding, December 31      431,141   39,740     398,141      39,740
                                      =======  =======     =======     =======
Balance exercisable at December 31    223,941   39,740      65,141      39,740
                                      =======  =======     =======     =======
Available for future grant            827,800        -     860,800           -
                                      =======  =======     =======     =======
Exercise Price                      $   9.80  $   9.80    $   9.80  $    9.80
                                    to 10.75  to 10.00    to 10.75   to 10.00
                                      =======  =======     =======    =======
                                                                    $   10.50
Market price at date of exercise    $      -  $      -    $      -  to 10.875
                                      =======  =======     =======    =======

       During 1993, 270,961 Options and 142,980 SARs were exercised at an exercise price ranging from $9.80 to $10.00 and a market price ranging from $11.63 to $13.13.

11. Retirement Plan

       The Company sponsors a defined contribution retirement or thrift plan (401(k) Plan) to assist all employees in providing for retirement or other future financial needs. Employee contributions (up to 6% of their earnings) are matched by the Company dollar for dollar. Effective November 1, 1992, the 401(k) Plan was modified to provide for increased Company matching of employee contributions whereby the monthly Company matching contributions will range from 6% to 9% of eligible participating employee earnings, if certain financial results are achieved. Due to improved financial results, the monthly matching contributions ranged from 6% to 9% during 1995. For 1994 and 1993, all matching contributions were at the 6% rate. The Company's contributions to the 401(k) Plan were $.2 million in 1995, $.2 million in 1994 and $.3 million in 1993. Total contributions in 1995 were lower than in 1993 due to a decline in the number of employees at the Company.

12. Oil Spill

       On December 25, 1993, the Company experienced a crude oil spill on its PRC 735 State lease located in the West Montalvo field in Ventura County, California. The spill required clean-up of the area directly around the pipe as well as the nearby ocean and an agricultural runoff pond. Working closely with the United States Coast Guard, the California Department of Fish and Game, and other regulatory agencies, the Company substantially completed the clean-up of the spill in January 1994. The Company negotiated a resolution of the state criminal investigation for a total of $.6 million in August 1994. Governmental investigations continue regarding potential civil and federal criminal penalties, if any.

       Management believes the Company has an adequate amount of insurance coverage for the majority of the costs associated with the spill and has received preliminary coverage letters from its insurance carriers tendering coverage, subject to certain reservations. Definitive determination will not become known until some time in the future. The Company estimates the total cost of the spill, net of insurance reimbursement, to be a minimum of $3.3 million and a maximum of $5.1 million. Since no other amount in the range is more likely to occur, the minimum amount was expensed by the Company ($1.3 million in the second quarter of 1994 and $2 million in 1993). The costs incurred and estimated to be incurred in connection with the

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

12. Oil Spill (cont'd)

spill not yet paid by the Company are included in accrued liabilities at December 31, 1995, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of December 31, 1995, the Company had received approximately $8.1 million under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill.

13. Quarterly financial data (unaudited)

       The following is a tabulation of unaudited quarterly operating results for 1995 and 1994 (in thousands).
                                                                   Net Income
                      Operating         Gross        Net Income      (Loss)
1995                 Revenues (A)     Profit (A)       (Loss)       Per Share

First Quarter         $ 10,445        $  3,872        $  2,210      $    .10
Second Quarter          12,436           5,933           2,876           .13
Third Quarter           12,172           5,688           3,374           .16
Fourth Quarter          10,732           3,394           3,743           .17
                       -------         -------         -------       -------
                      $ 45,785        $ 18,887        $ 12,203      $    .56
                       =======         =======         =======       =======
1994

First Quarter         $  7,205        $    (18)       $   (598)     $   (.03)
Second Quarter           9,827          (5,916)(B)      (4,665)(B)      (.21)
Third Quarter           11,640           4,602           2,609           .12
Fourth Quarter          10,866           3,141           1,525           .07
                       -------         -------         -------       -------
                      $ 39,538        $  1,809        $ (1,129)     $   (.05)
                       =======         =======         =======       =======


 (A) Includes sales of oil and gas and blending, net.

 (B) Includes property impairment of $2.9 million and additional oil spill costs accrual of $1.3 million.















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

       Disclosures of oil and gas reserves which follow are based on estimates prepared primarily by independent engineering consultants for the three years ended December 31, 1995. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

Changes in estimated reserve quantities

       The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1995, 1994 and 1993, and changes in such quantities during each of the years then ended were as follows (in thousands):
                                  1995             1994             1993
                              Oil     Gas      Oil      Gas      Oil     Gas
                             Mbbls    Mmcf    Mbbls     Mmcf    Mbbls    Mmcf

Proved developed and
 undeveloped reserves:
 Beginning of year          75,996   6,530    72,078    5,476   72,434  10,003
 Revision of previous
  estimates                  5,266     803     6,002    1,847    3,203  (5,735)
 Production                 (3,277)   (611)   (3,250)    (793)  (3,617)   (771)
 Discoveries                     -       -         -        -       58   1,979
 Sale of reserves
  in place                  (1,698)   (739)        -        -        -       -
 Purchase of reserves
  in place                     784       -     1,166        -        -       -
                            ------  ------    ------   ------   ------  ------
 End of year                77,071   5,983    75,996    6,530   72,078   5,476
                            ======  ======    ======   ======   ======  ======
 Proved developed reserves:
 Beginning of year          62,718   4,727    62,261    4,810   65,516   6,797
                            ======  ======    ======   ======   ======  ======
 End of year                62,856   3,380    62,718    4,727   62,261   4,810
                            ======  ======    ======   ======   ======  ======


















                            BERRY PETROLEUM COMPANY

Supplemental Information About Oil & Gas
 Producing Activities (Unaudited)(Cont'd)

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


                                                 1995        1994        1993

Future cash inflows                          $1,039,150   $ 960,412   $ 607,137
Future production and development costs         311,955     317,735     473,903
Future income tax expenses                      245,416     213,225      37,332
                                              ---------    --------    --------
Future net cash flows                           481,779     429,452      95,902


10% annual discount for estimated timing
 of cash flows                                  273,478     248,499      59,276
                                              ---------    --------    --------
Standardized measure of discounted future
  net cash flows                             $  208,301   $ 180,953   $  36,626
                                              =========    ========    ========
Pre-tax standardized measure of discounted
  future net cash flows                      $  308,370   $ 263,890   $  50,124
                                              =========    ========    ========

Average sales prices at December 31:

                          Oil  ($/Bbl)          $ 13.39     $ 12.49      $ 8.25
                          Gas ($/Mcf)              1.45        1.78        2.18

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):



                                                 1995        1994        1993


Standardized measure - beginning of year      $ 180,953   $  36,626   $ 101,054
                                               --------    --------    --------
Sales of oil and gas produced,
 net of production costs                        (27,509)    (18,227)    (18,697)
Revisions to estimates of proved reserves:
   Net changes in sales prices and
    production costs                             41,726     194,099    (110,914)
   Revisions of previous quantity estimates      23,584      24,315       2,261
   Change in estimated future development
    costs                                       (14,234)     (5,470)      6,751
Extensions, discoveries and improved recovery
 less related costs                                   -           -       2,929
Purchases of reserves in place                    2,316       3,815           -
Sale of reserves in place                        (8,645)          -           -
Development costs incurred during the period     14,034       4,678      10,958
Accretion of discount                             2,639       4,602      15,555
Income taxes                                    (13,126)    (68,416)     36,920
Other                                             6,563       4,931     (10,191)
                                               --------    --------    --------
Net increase (decrease)                          27,348     144,327     (64,428)
                                               --------    --------    --------
Standardized measure - end of year            $ 208,301   $ 180,953   $  36,626
                                               ========    ========    ========

                            BERRY PETROLEUM COMPANY

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

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons beneficially owning greater than ten percent of the outstanding Shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements were complied with, except that one report for one transaction was filed late by Mr. Chester L. Love.

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















                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.     Financial Statements and Schedules

       See Index to Financial Statements and Supplementary Data in Item 8.

B.     Reports on Form 8-K

       None

C.     Exhibits

Exhibit No.        Description of Exhibit                                  Page

3.1*   Registrant's Restated Certificate of Incorporation
        (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed on June 7, 1989, File No. 33-29165)
3.2*   Registrant's Restated Bylaws (filed as Exhibit 3.2 to the
        Registrant's Registration Statement on Form S-1 on June 7, 1989, File No. 33-29165)
3.3*   Registrant's Certificate of Designation, Preferences and Rights
        of Series A Junior Participating Preferred Stock (filed as
        Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-11708)
4.1*   Rights Agreement between Registrant and Bank of America dated as of December 8, 1989 (filed as Exhibit 1 to Form 8-K filed on December 20, 1989, File No. 0-11708)
10.1* Description of Cash Bonus Plan of Berry Petroleum Company (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-9735)
10.2* Salary Continuation Agreement dated as of March 20, 1987, as amended August 28, 1987, by and between Registrant and Jerry V. Hoffman (filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed on June 7, 1989, File No. 33-29165)
10.3*  Form of Salary Continuation Agreements dated as of March 20,
        1987, as amended August 28, 1987, by and between Registrant and selected employees of the Company (filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed on June 7, 1989, File No. 33-29165)
10.4* Instrument for Settlement of Claims and Mutual Release by and among Registrant, Victory Oil Company, the Crail Fund and Victory Holding Company effective October 31, 1986 (filed as
        Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on May 22, 1987, File No. 33-13240)
10.5*  1987 Nonstatutory Stock Option Plan and 1987 Stock Appreciation
        Rights Plan as amended March 18, 1988 (filed as Exhibit 10.14 in Registrant's Registration Statement on Form S-8 filed on July 28, 1988, File No. 33-23326)
10.6*  Service Contract by and between Registrant and Pride Petroleum
        Services, Inc. dated November 1, 1989 (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-11708)





C.   Exhibits (cont'd)

Exhibit No.        Description of Exhibit                                  Page

10.7*  1994 Stock Option Plan (filed as Exhibit 10.8 in Registrant's
        Annual Report on Form 10-K for the year ended December 31,
        1994, File No. 1-9735)
10.8   Standard Offer #2 Power Purchase Agreement dated May 1984, as        38
        amended by and between Registrant and Pacific Gas and Electric
        Company
23.1   Consent of Coopers & Lybrand L.L.P.                                 119
23.2   Consent of Babson and Sheppard                                      120
23.3   Consent of DeGolyer and MacNaughton                                 121
27. ** Financial Data Schedule                                             122
99.1   Undertaking for Form S-8 Registration Statements                    123
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


*  Incorporated by reference
** Included in the Company's electronic filing on EDGAR



























       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 15, 1996.

                            BERRY PETROLEUM COMPANY


/s/ JERRY V. HOFFMAN      /s/ RALPH J. GOEHRING           /s/ DONALD A. DALE
JERRY V. HOFFMAN         RALPH J. GOEHRING                DONALD A. DALE
President and Chief      Chief Financial Officer          Controller (Principal
Executive Officer        (Principal Financial Officer)    Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates so indicated.

     Name                                 Office                     Date


/s/ Harvey L. Bryant             Chairman of the Board and      March 15, 1996
Harvey L. Bryant                 Director

/s/ Jerry V. Hoffman             President, Chief Executive     March 15, 1996
Jerry V. Hoffman                 Officer and Director

/s/ Benton Bejach                Director                       March 15, 1996
Benton Bejach

/s/ William F. Berry             Director                       March 15, 1996
William F. Berry

/s/ Gerry A. Biller              Director                       March 15, 1996
Gerry A. Biller

/s/ Ralph B. Busch, Jr.          Director                       March 15, 1996
Ralph B. Busch, Jr.

/s/ William E. Bush, Jr.         Director                       March 15, 1996
William E. Bush, Jr.

/s/ William B. Charles           Director                       March 15, 1996
William B. Charles

/s/ Richard F. Downs             Director                       March 15, 1996
Richard F. Downs

/s/ John A. Hagg                 Director                       March 15, 1996
John A. Hagg

/s/ Thomas J. Jamieson           Director                       March 15, 1996
Thomas J. Jamieson

/s/ Roger G. Martin              Director                       March 15, 1996
Roger G. Martin

