Form 10-Q
period 1996-03-31
BERRY PETROLEUM CO
filed 1996-05-01
CIK 778438

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1996

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

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 1996, was 21,032,987 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.










                          BERRY PETROLEUM COMPANY
                              MARCH 31, 1996
                                   INDEX






PART I. Financial Information                                      Page No.

Report of Coopers & Lybrand L.L.P., Independent Accountants . . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 March 31, 1996 and December 31, 1995   . . . . . . . . . . . . . . .  4

Condensed Income Statements for the Three Month Periods
   Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . .  5

Condensed Statements of
 Cash Flows for the Three Month Periods
   Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . .  6

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  7

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  8

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .  10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


















                                     2
                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of March 31, 1996, and the condensed statements of income and of cash flows for the three month periods ended March 31, 1996 and 1995. These interim financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
April 30, 1996














                                     3
                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands Except Share Information)

                                                 March 31,     December 31,
                                                   1996            1995
                                                (Unaudited)
         ASSETS
Current Assets:
  Cash and cash equivalents                     $   22,196       $   18,759
  Short-term investments - available for sale       14,698           15,695
  Accounts receivable                                9,242            8,414
  Deferred income taxes                                957            1,175
  Prepaid expenses and other                         1,039            1,157
                                                __________       __________
   Total current assets                             48,132           45,200

Oil and gas properties (successful efforts
 basis), buildings and equipment, net               72,724           72,042
Other assets                                           494              480
                                                __________       __________
                                                $  121,350       $  117,722
                                                ==========       ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    3,911       $    3,086
  Accrued liabilities                                3,862            3,912
  Federal and state income taxes payable             2,283            1,696
                                                __________       __________
   Total current liabilities                        10,056            8,694

Deferred income taxes                               17,565           16,968

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                      -                -
 Capital stock, $.01 par value;
  Class A Common Stock, 50,000,000 shares authorized;
   21,032,987 shares issued and outstanding at
   March 31, 1996 (21,033,055 at December 31, 1995)    210              210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                9
 Capital in excess of par value                     52,850           52,850
 Retained earnings                                  40,660           38,991
                                                __________       __________
   Total shareholders' equity                       93,729           92,060
                                                __________       __________
                                                $  121,350       $  117,722
                                                ==========       ==========


The accompanying notes are an integral part of these financial statements.




                                     4
                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Income Statements
             Three Month Periods Ended March 31, 1996 and 1995
                    (In Thousands Except Per Share Data)
                                (Unaudited)


                                                   1996            1995

Revenues:
  Sales of oil and gas                          $   12,145       $  10,439
  Interest and other income, net                       458             548
                                                __________       _________
                                                    12,603          10,987
                                                __________       _________

Expenses:
  Operating costs                                    3,814           4,860
  Depreciation, depletion and amortization           1,627           1,701
  Exploratory dry hole costs                             -              43
  General and administrative                         1,099           1,116
                                                __________       _________
                                                     6,540           7,720
                                                __________       _________



Income before income taxes                           6,063           3,267
Provision for income taxes                           2,202           1,057
                                                __________       _________

Net income                                      $    3,861       $   2,210
                                                ==========       =========

Net income per share                            $      .18       $     .10
                                                ==========       =========

Weighted average number of shares
  of capital stock used to
  calculate earnings per share                      21,932          21,932
                                                ==========       =========

Cash dividends per share                        $      .10       $     .10
                                                ==========       =========







The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
             Three Month Periods Ended March 31, 1996 and 1995
                              (In Thousands)
                                (Unaudited)

                                                    1996             1995
Cash flows from operating activities:
 Net income                                      $   3,861       $   2,210
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depletion, depreciation and amortization          1,627           1,701
   Other, net                                          600             343
                                                 _________       _________
    Net working capital provided by operating
    activities                                       6,088           4,254

  (Increase) decrease in accounts receivable,
   prepaid expenses and other                         (492)          2,308
  Increase (decrease) in current liabilities         1,362          (1,850)
                                                 _________       _________
    Net cash provided by operating activities        6,958           4,712

Cash flows from investing activities:
 Capital expenditures                               (2,326)         (2,821)
 Purchase of short-term investments                      -          (1,000)
 Maturities of short-term investments                  998           5,328
                                                 _________       _________
    Net cash (used in) provided by
     investing activities                           (1,328)          1,507

Cash flows from financing activities:
 Dividends paid                                     (2,193)         (2,193)
                                                 _________       _________
    Net cash used in financing activities           (2,193)         (2,193)
                                                 _________       _________
Net increase in cash and cash equivalents            3,437           4,026

Cash and cash equivalents at beginning of year      18,759           7,466
                                                 _________       _________

Cash and cash equivalents at end of period       $  22,196       $  11,492
                                                 =========       =========

Supplemental disclosures of cash flow information:
 Income taxes paid                               $   1,100       $     200
                                                 =========       =========


The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                              March 31, 1996
                                (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1996 and December 31, 1995 and results of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1995 financial statements. The December 31, 1995 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. On December 25, 1993, the Company experienced a crude oil spill on its PRC 735 State lease located in the West Montalvo field in Ventura County, California. Working closely with the appropriate governmental agencies, the Company substantially completed the clean-up of the spill in January 1994. The Company negotiated a resolution of the state criminal investigation in August 1994. Governmental investigations continue regarding potential civil and federal criminal penalties, if any.

     Management believes the Company has an adequate amount of insurance coverage for the majority of the costs associated with the spill and has received preliminary coverage letters from its insurance carriers tendering coverage, subject to certain reservations. The Company estimates the total cost of the spill, net of insurance reimbursement, to be a minimum of $3.3 million and a maximum of $5.1 million. The minimum amount was expensed by the Company ($1.3 million in the second quarter of 1994 and $2 million in 1993). The costs incurred and estimated to be incurred in connection with the spill not yet paid by the Company are included in current liabilities at March 31, 1996, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of March 31, 1996, the Company had received approximately $8.1 million under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                           Results of Operations

     The Company earned net income of $3.9 million during the first three months of 1996, or $.18 per share, up 5% from $3.7 million, or $.17 per share, earned during the fourth quarter of 1995, and up 80% from $2.2 million, or $.10 per share, earned during the first quarter of 1995.

                                                     Three Months Ended

                                                 Mar 31,  Dec 31,   Mar 31,
                                                   1996     1995      1995

Net Production - BOE per day                       9,101    9,128     8,927
Average Sales Price per BOE                       $14.42   $12.63    $13.02
Operating Costs per BOE                           $ 4.61   $ 4.63    $ 6.05
Depreciation/Depletion per BOE                    $ 1.82   $ 1.83    $ 1.95
General and Administrative Expenses per BOE       $ 1.33   $ 1.34    $ 1.39

     Operating income from producing operations increased 28% and 70%, respectively, to $6.8 million in the first quarter of 1996 from $5.3 million and $4.0 million in the three months ended December 31 and March 31, 1995.

     This significant improvement in operating income from the fourth quarter of 1995 was due to higher oil prices. The posted price per barrel for the Company's 13 degree API gravity crude oil began 1996 at $13.25 and increased to a high of $17.75 at the end of the first quarter. This resulted in an average sales price/BOE of $14.42 in the first quarter of 1996, which was 14% higher than $12.63 received in the fourth quarter of 1995.

    In addition to an 11% increase in the price received for oil and gas, the operating income in the first quarter of 1996 was significantly higher than the first quarter of 1995 due to lower operating costs and higher production levels. Operating costs/BOE declined 24% from the 1995 quarter due primarily to lower steam costs resulting from the acquisition of the cogeneration plant in August 1995 and lower natural gas prices. Oil and gas production increased 174 BOE/day due primarily to the workover of a number of wells in the Montalvo field and the continuing benefit from the 1995 development program. The increase in production from the 1995 period was actually higher since the Company sold its Rincon properties in November 1995 which had contributed approximately 300 BOE/day to the Company's production.

     As part of its 1996 capital budget, the Company plans to drill and complete 43 additional development wells on its Midway Sunset properties. As of April 30, 1996, the Company has drilled and completed 21 of these wells, the majority of which were placed on production late in the first quarter. The Company is now seeing the effects of these new wells with total companywide production increasing to a current level of approximately 9,500 BOE/day.

     General and administrative expenses remained relatively flat at $1.1 million in all three quarters ended March 31, 1996, December 31, 1995 and March 31, 1995. General and administrative expenses represented approximately $1.33/BOE during the first quarter of 1996, down from $1.39 incurred in the first quarter of 1995 due to higher production volumes in the 1996 period.

                      Liquidity and Capital Resources

     Working capital at March 31, 1996 was $38.1 million, up from $36.5 million at December 31, 1995 and $37.5 million at March 31, 1995. Net cash provided by operating activities was $7.0 million during the 1996 period, up 49% from $4.7 million in the three month period ended March 31, 1995. Funds were used for capital expenditures of $2.3 million which included the drilling of 16 development wells in the Company's homebase properties in the Midway Sunset field, and to pay dividends in the amount of $2.2 million.


                            Future Developments

     President Clinton's administration has determined that there will be no adverse impacts from the export of Alaska North Slope crude oil, therefore, effective April 28, 1996, such exports are allowed. The long term impact may be to reduce the differential between crude oil prices on the West Coast and other parts of the country.

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



Date:  May 1, 1996