Form 10-Q/A
period 1996-03-31
BERRY PETROLEUM CO
filed 1996-06-26
CIK 778438

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q/A


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










                          BERRY PETROLEUM COMPANY
                                Form 10-Q/A


Reason for 10-Q/A Filing:

This 10-Q/A for the quarter ended March 31, 1996 is being filed to amend the Financial Data Schedule filed with the original 10-Q filed on EDGAR on May 1, 1996. The original Financial Data Schedule was filed with a type code of EX-5, not EX-27 as required.

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



Date: June 26, 1996