Form 10-Q
period 1996-06-30
BERRY PETROLEUM CO
filed 1996-08-06
CIK 778438

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1996

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

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of June 30, 1996 was 21,043,333 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.







                          BERRY PETROLEUM COMPANY
                               JUNE 30, 1996
                                   INDEX




PART I. Financial Information                                      Page No.

Report of Coopers & Lybrand L.L.P., Independent Accountants . . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . .  4

Condensed Income Statements
 for the Three Month Periods
   Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . 5

Condensed Income Statements
 for the Six Month Periods
   Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . 6

Condensed Statements of
 Cash Flows for the Six Month Periods
  Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . 7

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  9

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders . . . . . 11

Item 6. Exhibits and Reports on Form 8-K. . . .  . . . . . . . . . .  12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of June 30, 1996, the condensed statements of income for the three and six month periods ended June 30, 1996 and 1995, and the condensed statements of cash flows for the six month periods ended June 30, 1996 and 1995. These interim financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
August 5, 1996

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands Except Share Information)


                                                 June 30,      December 31,
                                                   1996             1995
                                               (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                      $  29,017        $  18,759
  Short-term investments - available for sale        7,505           15,695
  Accounts receivable                                8,524            8,414
  Deferred income taxes                                753            1,175
  Prepaid expenses and other                         1,641            1,157
                                                 _________        _________
   Total current assets                             47,440           45,200

Oil and gas properties (successful efforts
 basis), buildings and equipment, net               73,699           72,042
Other assets                                           507              480
                                                 _________        _________
                                                 $ 121,646        $ 117,722
                                                 =========        =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   2,736        $   3,086
  Accrued liabilities                                3,522            3,912
  Federal and state income taxes payable             1,321            1,696
                                                 _________        _________
   Total current liabilities                         7,579            8,694

Deferred income taxes                               17,987           16,968

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                    -                -
 Capital stock, $.01 par value;
  Class A Common Stock, 50,000,000 shares authorized;
   21,043,333 shares issued and outstanding at
   June 30, 1996 (21,033,055 at December 31, 1995)     210              210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                9
 Capital in excess of par value                     52,998           52,850
 Retained earnings                                  42,863           38,991
                                                 _________        _________
   Total shareholders' equity                       96,080           92,060
                                                 _________        _________
                                                 $ 121,646        $ 117,722
                                                 =========        =========


The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                       Condensed Income Statements
             Three Month Periods Ended June 30, 1996 and 1995
                   (In Thousands Except Per Share Data)
                                (Unaudited)


                                                   1996            1995

Revenues:
 Sales of oil and gas                           $ 13,219        $ 12,442
  Interest and other income, net                     507             526
                                                ________        ________
                                                  13,726          12,968
                                                ________        ________
Expenses:
 Operating costs                                   3,748           4,935
 Depreciation, depletion and amortization          1,688           1,576
 Dry hole and abandonment costs                       75              88
 General and administrative                        1,294           1,249
                                                ________        ________
                                                   6,805           7,848
                                                ________        ________

Income before income taxes                         6,921           5,120
Provision for income taxes                         2,523           2,244
                                                ________        ________

Net income                                      $  4,398        $  2,876
                                                ========        ========

Net income per share                            $    .20        $    .13
                                                ========        ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                  21,939          21,932
                                                ========        ========

Cash dividends per share                        $    .10        $    .10
                                                ========        ========











The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                         Condensed Income Statements
               Six Month Periods Ended June 30, 1996 and 1995
                    (In Thousands Except Per Share Data)
                                 (Unaudited)


                                                   1996              1995

Revenues:
 Sales of oil and gas                            $ 25,364         $ 22,881
 Interest and other income, net                       965            1,074
                                                 ________         ________
                                                   26,329           23,955
                                                 ________         ________

Expenses:
 Operating costs                                    7,562            9,795
 Depreciation, depletion and amortization           3,315            3,277
 Dry hole and abandonment costs                        75              131
 General and administrative                         2,393            2,365
                                                 ________         ________
                                                   13,345           15,568
                                                 ________         ________

Income before income taxes                         12,984            8,387
Provision for income taxes                          4,725            3,301
                                                 ________         ________

Net income                                       $  8,259         $  5,086
                                                 ========         ========

Net income per share                             $    .38         $    .23
                                                 ========         ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                   21,935           21,932
                                                 ========         ========

Cash dividends per share                         $    .20         $    .20
                                                 ========         ========











The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
              Six Month Periods Ended June 30, 1996 and 1995
                              (In Thousands)
                                (Unaudited)
                                                    1996          1995
Cash flows from operating activities:
 Net income                                       $ 8,259       $ 5,086
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion, depreciation and amortization         3,315         3,277
   Increase (decrease) in deferred income tax
    liability                                       1,019        (1,869)
   Other, net                                         184           (52)
                                                  _______       _______
    Net working capital provided by operating
     activities                                    12,777         6,442

  Decrease (increase) in accounts receivable,
   prepaid expenses and other                        (172)        3,841
  Decrease in current liabilities                  (1,115)       (3,213)
                                                  _______       _______
    Net cash provided by operating activities      11,490         7,070

Cash flows from investing activities:
  Capital expenditures                             (5,183)       (6,010)
  Maturities of short-term investments              8,190         7,932
  Purchase of short-term investments                  -          (3,000)
  Other, net                                          -             (33)
                                                  _______       _______
    Net cash provided by (used in) provided by
     investing activities                           3,007        (1,111)

Cash flows from financing activities:
  Dividends paid                                   (4,387)       (4,387)
  Stock options exercised                             148           -
                                                  _______       _______
    Net cash used in financing activities          (4,239)       (4,387)
                                                  _______       _______

Net increase in cash and cash equivalents          10,258         1,572

Cash and cash equivalents at beginning of year     18,759         7,466
                                                  _______       _______

Cash and cash equivalents at end of period        $29,017       $ 9,038
                                                  =======       =======

Supplemental disclosures of cash flow information:
 Income taxes paid                                $ 3,959       $ 2,885
                                                  =======       =======




The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                               June 30, 1996
                                (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 1996 and December 31, 1995, results of operations and cash flows for the six month periods ended June 30, 1996 and 1995 and results of operations for the three month periods ended June 30, 1996 and 1995 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1995 financial statements. The December 31, 1995 Form 10-K and the Form 10-Q for the period ended March 31, 1996 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. On December 25, 1993, the Company experienced a crude oil spill on its PRC 735 State lease located in the West Montalvo field in Ventura County, California. The clean-up of the spill was substantially completed in January 1994. The Company negotiated a resolution of the state criminal investigation in August 1994. Governmental investigations continue regarding potential civil and federal criminal penalties, if any.

     Management believes the Company has an adequate amount of insurance coverage for the majority of the costs associated with the spill. The Company estimates the total cost of the spill, net of insurance reimbursement, to be a minimum of $3.3 million and a maximum of $5.1 million. The minimum amount was expensed by the Company ($1.3 million in 1994 and $2 million in 1993). The costs incurred and estimated to be incurred in connection with the spill not yet paid by the Company are included in current liabilities at June 30, 1996, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of June 30, 1996, the Company had received approximately $8.1 million under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                           Results of Operations

      The Company had net income of $8.3 million for the six months ended June 30, 1996 or $.38 per share, up 63% from net income of $5.1 million for the six months ended June 30, 1995 or $.23 per share. For the three months ended June 30, 1996, the Company had net income of $4.4 million or $.20 per share, up 13% from $3.9 million or $.18 per share earned during the first quarter of 1996 and up 52% from $2.9 million or $.13 per share earned in the second quarter of 1995.

                                Three Months Ended         Six Months Ended

                         Jun 30      Mar 31     Jun 30    Jun 30     Jun 30
                          1996        1996       1995      1996       1995

Net Production (BOE/D)    9,465       9,101      9,344     9,276      9,136
Average Sales Price/BOE  $15.27      $14.42     $14.63    $14.96     $13.84
Operating Costs/BOE        4.35        4.61       5.80      4.48       5.92
Depreciation/Depletion/
 BOE                       1.96        1.97       1.85      1.96       1.98
General and Administrative
 Expenses/BOE              1.50        1.33       1.47      1.42       1.43

      Operating income from producing operations was $7.8 million in the second quarter of 1996, up 15% and 28% from $6.8 million and $6.1 million for the three months ended March 31, 1996 and June 30, 1995, respectively.

      The improvement in operating income in the second quarter of 1996 was primarily related to higher oil prices, lower operating expenses and higher production. Oil and gas production of 9,465 BOE/day in the second quarter of 1996 was up 364 BOE/day from the first quarter of 1996 and 121 BOE/day from the second quarter of 1995. The increase in production was primarily due to the benefits of the 1995 and 1996 drilling programs. After adjusting the 1995 period for production from the Rincon field which the Company sold in November 1995, production for the second quarter of 1996 was more than 400 BOE/day higher than the second quarter in 1995.

      The average sales price for the Company's oil and gas in the second quarter was $15.27/BOE, 6% and 4% higher than $14.42 received in the first quarter of 1996 and $14.63 in the second quarter of 1995, respectively. The average posted price of San Joaquin Valley heavy crude oil, the applicable price for the Company's homebase properties (88% of the Company's total production) began the quarter at $17.75/bbl, declined to a low of $13.75/bbl on June 6, 1996 and closed the quarter at $14.50/bbl.

      The price of heavy crude oil, the principal product of the Company, is influenced by many factors including world oil prices, the heating fuel and bunker fuel markets, levels of imports to California of like-kind products and the condition and utilization of California's refineries. These factors in combination worked to the Company's favor in the first quarter, resulting in a differential between California heavy crude oil prices and West Texas Intermediate prices of $4.64/bbl in the first quarter. In the second quarter of 1996, these conditions deteriorated primarily due to lower demand for heavy crude oil caused by an unusually high amount of refinery downtime on the West Coast. This resulted in a differential of $6.19/bbl in the second quarter. Management believes that as the refinery throughput on the West Coast stabilizes and as Alaska North Slope crude oil is delivered to new markets, the differential should decrease.

      Operating costs of $4.35/BOE were 6% and 25% lower than $4.61/BOE in the first quarter of 1996 and $5.80/BOE in the second quarter of 1995, respectively. The decline from the first quarter was due primarily to lower fuel gas prices and higher production. When compared to the second quarter of 1995, the current quarter also benefited from lower steam costs resulting from the acquisition of the cogeneration plant in August 1995 and the sale of the Rincon field which experienced higher operating costs/BOE when compared to other Company operated properties.

     The Company drilled and completed 41 development wells on its Midway-Sunset properties during the first seven months of 1996, with plans to drill an additional five wells during the remainder of the year. The positive effect of this drilling program, combined with increased steaming operations, continues to be felt with current production at approximately 9,650 BOE/day, up approximately 10% since the beginning of the year.

      General and administrative expenses were $1.3 million in the second quarter, up from $1.1 million in the first quarter of 1996 and $1.2 million in the second quarter of 1995. The increase was primarily related to higher payroll, medical and general insurance costs experienced in the quarter. General and administrative expenses represented approximately $1.50/BOE for the second quarter, up from $1.33/BOE in the first quarter of 1996 and comparable to $1.47/BOE in the second quarter of 1995.

      The Company's effective tax rate in the six month period ended June 30, 1996 was 36%, down from 39% in the first six months of 1995. The higher rate experienced in 1995 resulted from an adverse U.S. Tax Court decision which was rendered in May of 1995.


                          Liquidity & Capital Resources

      Working capital at June 30, 1996 was $39.9 million, up from $38.1 million at March 31, 1996 and $36.5 million at December 31, 1995. Net cash provided by operating activities was $11.5 million for the first six months of 1996, 62% higher than $7.1 million provided in the first six months of 1995 due to higher production, higher oil prices and lower operating costs. The 1995 cash flow was also lower due to the payment of approximately $2 million for federal taxes and accrued interest resulting from a U.S. Tax Court decision rendered in May 1995. Funds were used in the 1996 period to finance capital expenditures of $5.2 million and to pay dividends of $4.4 million.

                           BERRY PETROLEUM COMPANY
                          Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

      At the annual meeting which was held at the Company's corporate offices on May 17, 1996, one new director was elected and eleven incumbent directors were re-elected. Also, the firm of Coopers & Lybrand L.L.P. was ratified as the Company's independent accountants for 1996. The results of voting as reported by the inspector of elections are noted below:

1. There were 21,931,879 shares of the Company's common stock issued, outstanding and entitled to vote as of the record date, March 25, 1996.

2. There were present at the meeting, in person or by proxy, the holders of 19,332,888 shares, representing 88.15% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.

PROPOSAL ONE:  Election of Directors

                                          VOTES FOR    PERCENT     WITHHELD

Benton Bejach                            18,845,702     85.93%      487,186
William F. Berry                         19,225,988     87.66%      106,900
Gerry A. Biller                          19,314,289     88.06%       18,599
Harvey L. Bryant                         19,290,243     87.96%       42,645
Ralph B. Busch, III                      19,314,362     88.07%       18,526
William E. Bush, Jr.                     18,957,778     86.44%      375,110
William B. Charles                       18,953,304     86.42%      379,584
Richard F. Downs                         19,309,088     88.04%       23,800
John A. Hagg                             19,314,865     88.07%       18,023
Jerry V. Hoffman                         19,221,791     87.64%      111,097
Thomas J. Jamieson                       19,313,567     88.06%       19,321
Roger G. Martin                          19,313,188     88.06%       19,700



PROPOSAL TWO:  Ratify the selection of Coopers & Lybrand L.L.P. as the independent accountants for the year 1996.

     VOTES FOR               19,292,458           87.97%
     AGAINST                     10,588             .05%
     ABSTAIN                     29,842             .13%
     BROKER NON-VOTE                  0             .00%

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



Date:  August 6, 1996