Form 10-Q
period 1996-09-30
BERRY PETROLEUM CO
filed 1996-11-01
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended September 30, 1996

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

                              NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of September 30, 1996 was 21,043,333 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.











                          BERRY PETROLEUM COMPANY
                            SEPTEMBER 30, 1996
                                   INDEX






PART I. Financial Information                                      Page No.

Report of Independent Accountants . . . . . . . . . . . . . . . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . 4

Condensed Statements of
 Operations for the Three Month Periods
   Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . 5

Condensed Statements of
 Operations for the Nine Month Periods
   Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . 6

Condensed Statements of
 Cash Flows for the Nine Month Periods
  Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . 7

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  9

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of September 30, 1996, the condensed statements of operations for the three and nine month periods ended September 30, 1996 and 1995, and the condensed statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These interim financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
October 31, 1996

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands Except Share Information)

                                               September 30,     December 31,
                                                    1996             1995
                                                (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                      $  34,139        $  18,759
  Short-term investments - available for sale        4,005           15,695
  Accounts receivable                                9,291            8,414
  Deferred income taxes                                364            1,175
  Prepaid expenses and other                         2,000            1,157
                                                 _________        _________
   Total current assets                             49,799           45,200

Oil and gas properties (successful efforts
 basis), buildings and equipment, net               74,138           72,042
Other assets                                           520              480
                                                 _________        _________
                                                 $ 124,457        $ 117,722
                                                 =========        =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   2,385        $   3,086
  Accrued liabilities                                3,722            3,912
  Federal and state income taxes payable               968            1,696
                                                 _________        _________
   Total current liabilities                         7,075            8,694

Deferred income taxes                               19,485           16,968

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                    -                -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares authorized;
   21,043,333 shares issued and outstanding at
   September 30, 1996 (21,033,055 at December
    31, 1995)                                          210              210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                9
 Capital in excess of par value                     52,997           52,850
 Retained earnings                                  44,681           38,991
                                                 _________        _________
   Total shareholders' equity                       97,897           92,060
                                                 _________        _________
                                                 $ 124,457        $ 117,722
                                                 =========        =========





The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                    Condensed Statements of Operations
           Three Month Periods Ended September 30, 1996 and 1995
                   (In Thousands Except Per Share Data)
                                (Unaudited)


                                                   1996            1995

Revenues:
 Sales of oil and gas                           $ 13,433        $ 12,173
 Interest and other income, net                      607             696
                                                ________        ________
                                                  14,040          12,869
                                                ________        ________

Expenses:
 Operating costs                                   4,671           4,577
 Depreciation, depletion and amortization          1,809           1,903
 Dry hole and abandonment costs                      -               103
 General and administrative                        1,229           1,091
                                                ________        ________
                                                   7,709           7,674
                                                ________        ________

Income before income taxes                         6,331           5,195
Provision for income taxes                         2,319           1,821
                                                ________        ________
Net income                                      $  4,012        $  3,374
                                                ========        ========

Net income per share                            $    .18        $    .16
                                                ========        ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                  21,942          21,932
                                                ========        ========

Cash dividends per share                        $    .10        $    .10
                                                ========        ========














The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                     Condensed Statements of Operations
            Nine Month Periods Ended September 30, 1996 and 1995
                    (In Thousands Except Per Share Data)
                                 (Unaudited)


                                                    1996             1995

Revenues:
 Sales of oil and gas                            $ 38,797         $ 35,053
 Interest and other income, net                     1,572            1,771
                                                 ________         ________
                                                   40,369           36,824
                                                 ________         ________

Expenses:
 Operating costs                                   12,233           14,372
 Depreciation, depletion and amortization           5,124            5,180
 Dry hole and abandonment costs                        75              234
 General and administrative                         3,622            3,456
                                                 ________         ________
                                                   21,054           23,242
                                                 ________         ________

Income before income taxes                         19,315           13,582
Provision for income taxes                          7,044            5,122
                                                 ________         ________
Net income                                       $ 12,271         $  8,460
                                                 ========         ========

Net income per share                             $    .56         $    .39
                                                 ========         ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                   21,942           21,932
                                                 ========         ========

Cash dividends per share                         $    .30         $    .30
                                                 ========         ========














The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
           Nine Month Periods Ended September 30, 1996 and 1995
                              (In Thousands)
                                (Unaudited)
                                                    1996          1995
Cash flows from operating activities:
 Net income                                      $ 12,271      $  8,460
 Depletion, depreciation and amortization           5,124         5,180
 Dry hole and abandonment costs                       163            13
 Increase (decrease) in deferred income
   tax liability                                    2,517        (1,528)
 Other, net                                           (14)          (49)
                                                 ________      ________
    Net working capital provided by operating
     activities                                    20,061        12,076

Decrease (increase) in accounts receivable,
   prepaid expenses and other                        (909)        2,344
Decrease in current liabilities                    (1,619)       (3,092)
                                                 ________      ________
    Net cash provided by operating activities      17,533        11,328

Cash flows from investing activities:
 Capital expenditures                              (7,420)      (13,779)
 Maturities of short-term investments              11,690         7,932
 Purchase of short-term investments                   -          (3,014)
 Other, net                                            11           (22)
                                                 ________      ________
    Net cash provided by (used in)
      investing activities                          4,281        (8,883)

Cash flows from financing activities:
 Dividends paid                                    (6,582)       (6,578)
 Stock options exercised                              148           -
                                                 ________      ________

    Net cash used in financing activities          (6,434)       (6,578)
                                                 ________      ________
Net increase (decrease) in cash and cash
 equivalents                                       15,380        (4,133)

Cash and cash equivalents at beginning of year     18,759         7,466
                                                 ________      ________

Cash and cash equivalents at end of period       $ 34,139      $  3,333
                                                 ========      ========

Supplemental disclosures of cash flow information:
 Income taxes paid                               $  5,059      $  4,924
                                                 ========      ========








The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                             September 30, 1996
                                (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 1996 and December 31, 1995, results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995 and results of operations for the three month periods ended September 30, 1996 and 1995 have been included. All such adjustments are of a recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1995 financial statements. The December 31, 1995 Form 10-K and the Form 10-Q for the periods ended June 30 and March 31, 1996 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. On December 25, 1993, the Company experienced a crude oil spill on its PRC 735 State lease located in the West Montalvo field in Ventura County, California. The clean-up of the spill was substantially completed in January 1994. The Company negotiated a resolution of the state criminal investigation in August 1994. The Company continues its settlement negotiations with the appropriate governmental agencies. The Company estimates the total cost of the spill, net of insurance reimbursement, to be a minimum of $3.3 million and a maximum of $5.1 million. The minimum amount was expensed by the Company ($1.3 million in 1994 and $2 million in 1993).
The costs incurred and estimated to be incurred in connection with the spill not yet paid by the Company are included in current liabilities at September 30, 1996, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of September 30, 1996, the Company had received approximately $8.1 million under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                          Forward-Looking Statements

     "Safe harbor under the Private Securities Litigation Reform Act of 1995":
With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves and government regulation.

                            Results of Operations

     The Company had net income of $12.3 million for the nine months ended September 30, 1996 ($.56 per share), up 45% from net income of $8.5 million for the nine months ended September 30, 1995 ($.39 per share). For the three months ended September 30, 1996, the Company had net income of $4.0 million, or $.18 per share, down 9% from $4.4 million earned in the second quarter, but up 18% from $3.4 million ($.16 per share) earned in the third quarter of 1995.

                                 Three Months Ended       Nine Months Ended

                            Sept 30,   Jun 30,   Sept 30,  Sept 30  Sept 30,
                              1996       1996      1995      1996     1995

Net production BOE/day       9,782       9,465     9,580     9,454    9,311
Average sales price/BOE     $14.74      $15.27    $13.75    $14.87   $13.75
Operating costs/BOE         $ 5.19      $ 4.35    $ 5.19    $ 4.72   $ 5.65
Depreciation/Depletion/BOE  $ 2.01      $ 1.96    $ 2.16    $ 1.98   $ 2.04
General & administrative
 expenses/BOE               $ 1.37      $ 1.50    $ 1.24    $ 1.40   $ 1.36

     Operating income from producing operations was $7.1 million in the third quarter of 1996, down 9% from $7.8 million for the three months ended June 30, 1996, but up 22% from $5.8 million in the third quarter of 1995. Operating income declined from the second quarter of 1996 due to a decline in oil prices and higher operating costs, partially offset by an increase in production volumes. The improvement from the third quarter of 1995 was due to higher oil prices and production volumes in the 1996 period, combined with a decline in depreciation and depletion.

     The average sales price for the Company's oil and gas in the third quarter was $14.74/BOE, down 3% from $15.27 in the second quarter of 1996, but up 7% from $13.75 in the third quarter of 1995. The average posted price of San Joaquin Valley heavy crude oil, the applicable price for the Company's homebase properties (88% of the Company's total production) began the third quarter 1996 at $14.50/bbl, declined to a low of $14.25/bbl on August 1, 1996 and then rebounded to close the quarter at $16.25/bbl. The "spread" or difference between pricing of San Joaquin heavy and West Texas Intermediate widened in the third quarter to $7.34 from $6.19 in the second quarter of 1996 contributing to the reduction in the average sales price received for the Company's crude oil compared to the second quarter.

     The Company achieved higher production volumes in the third quarter with average production of 9,782 BOE/D for the three months ended September 30, 1996, up 317 BOE/D from the second quarter of 1996 and 202 BOE/D from the third quarter of 1995.

     Operating costs per BOE in the third quarter of $5.19 were comparable to the costs incurred in the same three month period in 1995, but were up 19% from $4.35 incurred in the second quarter of 1996. In the quarter ended
September 30, 1996, the Company experienced higher costs in its steaming operations due to rising fuel (natural gas) prices and higher gas transportation costs. In addition, the Company also incurred higher costs to return four wells to production and replace downhole equipment in other wells on its Montalvo properties.

     The Company has substantially completed its drilling program for 1996. For the year, 47 wells were drilled and completed, all of which were on the Company's core Midway Sunset properties. The program was successful and, combined with increased steaming operations, was responsible for an increase of approximately 950 BOE/D in production from the beginning of 1996.

     General and administrative expenses were $1.2 million for the quarter ended September 30, 1996, down from $1.3 million in the second quarter of 1996, but up from $1.1 million in the third quarter of 1995. The increases in the 1996 periods from the third quarter of 1995 were primarily due to higher medical and general insurance costs.

     The Company's effective tax rate in the nine month period ended September 30, 1996 was 37%, down from 38% in the first nine months of 1995. The higher rate in 1995 resulted from an adverse U.S. Tax Court decision rendered in May of 1995. In the third quarter of 1996, the California legislature passed and the Governor signed into law, an Enhanced Oil Recovery Credit Conformity Bill. The Bill conforms California tax law to federal tax law for all properties located in California which qualify under federal regulations. Based on the Company's current plans for enhanced recovery projects, Management expects this change to reduce the Company's California income tax liability for 1996 and beyond.

                 Liquidity and Capital Resources

     Working capital at September 30, 1996 was $42.7 million, up 7% and 17%, respectively, from $39.9 million at June 30, 1996 and $36.5 million at December 31, 1995. Net working capital provided by operations was $20.1 million for the first nine months of 1996, an increase of 66% from $12.1 million for the same period in 1995. The combined effect of higher oil prices, higher production and lower operating costs was primarily responsible for the increase. Funds were used to finance capital expenditures of $7.4 million and to pay $6.6 million in dividends.

                               Future Developments

     On August 16, 1996, Berry announced an agreement in principle to purchase substantially all of the producing oil properties and the cogeneration facility of Tannehill Oil Company and related entities for approximately $25.2 million. While there can be no assurances that all conditions to closing will be satisfied, it is anticipated that the purchase will be completed in the fourth quarter of this year. The properties are located adjacent to Berry's Midway Sunset properties and fit well into the Company's growth strategy pursuant to which the Company continues to evaluate acquisition possibilities. Management expects the Tannehill properties to generate an immediate positive impact on the Company's profitability.

     The current long-term gas transportation contract with the owner of one of the two pipelines which supply fuel gas to the Company will be fulfilled in January 1997. The contract contained a minimum take-or-pay clause and required a transportation charge higher than current market rates. The Company expects that it can fulfill its gas transportation needs in the future at lower transportation rates by utilizing the existing spot market due to its physical connection to the Southern California Gas Company and Kern River Gas Transmission Company pipelines.

     The Company's Standard Offer #2 (SO2) contract to deliver electricity from its 38MW cogeneration facility to a major California utility company also expires in January 1997. The Company has requested, and the California Public Utilities Commission has approved, a Standard Offer #1 (SO1) contract with the utility company for a fifteen (15) year term beginning in January 1997. Although the SO2 contract provides for a higher capacity payment than the SO1 contract, this new SO1 contract is beneficial to the Company in that it will allow the Company to continue to sell its electricity to the utility.

     Because the financial impact of the expiration of the above two contracts (i.e., the gas transportation contract and the SO2 contract) is offsetting, the Company does not anticipate their expiration to materially increase steam costs in 1997 compared to 1996.

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



Date: October 31, 1996