Form 10-K
period 1996-12-31
BERRY PETROLEUM CO
filed 1997-03-24
CIK 778438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended  December 31, 1996
                       Commission file number 1-9735

                              BERRY PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)

             DELAWARE                                  77-0079387
(State of incorporation or organization) I.R.S. Employer Identification Number)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 24, 1997, the registrant had 21,067,434 shares of Class
A Common Stock outstanding and the aggregate market value of the voting stock held by nonaffiliates was approximately $180,735,000. This calculation is based on the closing price of the shares on the New York Stock Exchange on February 24, 1997 of $14.50. The registrant also had 898,892 shares of Class B Stock outstanding on February 24, 1997, all of which is held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                          BERRY PETROLEUM COMPANY
                            TABLE OF CONTENTS

                                 PART I


Items 1
  and 2.   Business and Properties                                   3

Item 3.    Legal Proceedings                                        10

Item 4.    Submission of Matters to a Vote of Security Holders      10

           Executive Officers                                       11

                                 PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                      12

Item 6.    Selected Financial Data                                  13

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      14

Item 8.    Financial Statements and Supplementary Data              17

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      36


                                PART III

Item 10.   Directors and Executive Officers of the Registrant       36

Item 11.   Executive Compensation                                   36

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                           36

Item 13.   Certain Relationships and Related Transactions           36


                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                      37

                                PART I

Items 1 and 2.  Business and Properties

Introduction

     Berry Petroleum Company, ("Berry" or "Company"), is an independent energy company engaged in the production, development, acquisition, exploitation, exploration and marketing of crude oil and natural gas. The Company was incorporated in Delaware in 1985 and has been a publicly traded company since 1987. Berry's principal reserves and producing properties are located in Kern and Ventura Counties in California. Information contained in this report on Form 10-K reflects the business of the Company during the year ended December 31, 1996. The Company's corporate headquarters are located on its properties in the South Midway-Sunset field, near Taft, California and Management believes the current facilities are adequate.

     The Company's mission is to increase shareholder wealth, primarily through maximizing the value and cash flow of the Company's assets. To achieve this, Berry's corporate strategy is to remain a low cost producer and to grow the Company's asset base strategically. To increase production, the Company will compete to acquire primarily proved reserves with exploitation potential and will focus on the further development of its existing properties by application of enhanced oil recovery (EOR) methods, developmental drilling, well completions and remedial work. The Company's primary growth focus is on opportunities in California. Berry believes that its primary strengths are its ability to maintain a low cost operation and its flexibility in acquiring attractive producing properties which have significant exploitation and enhancement potential. While the Company is not currently involved in exploration activities, the Company may investigate and pursue a focused exploration program in the future. The Company has substantial unused borrowing capacity to finance acquisitions and will consider, as appropriate, the issuance of capital stock to finance future purchases.

Proved Reserves

     As of December 31, 1996, the Company's estimated proved reserves were
102.1 million barrels of oil equivalent, (BOE), of which 99.2% is crude oil. Substantially all of the Company's reserves are located in California with
94% and 5.8% of total reserves in Kern and Ventura Counties, respectively. Approximately 75% of the reserves are owned in fee. The Company's reserves have a long life, in excess of 20 years, which is primarily a result of the Company's strong position in heavy crude oil (the Company's properties in the Midway-Sunset field average 13 degree API gravity and the Montalvo field averages 16 degree API gravity). Production in 1996 was 3.6 million BOE, up 6% from 1995 production of 3.4 million BOE. For the five years 1992 through 1996, the Company's average reserve replacement rate was 273% at a cost of $2.54 per BOE. In 1996, the Company replaced 767% of its production at $2.84 per BOE. For the five year period, the Company's reserve replacement rate is higher than the industry average, and the finding cost per barrel is lower than the industry average.

Acquisitions

The Company completed two significant acquisitions in 1996, both occurring in the fourth quarter. In November, the Company acquired the Tannehill producing properties (Tannehill), which included an 18 megawatt cogeneration facility, for approximately $25.5 million. In December, the Company acquired the Formax producing properties (Formax) for approximately $49.5 million.
The Tannehill and Formax properties produced approximately 2,350 barrels per day of heavy crude oil as of February 24, 1997, and are located adjacent to and in-between the Company's core South Midway-Sunset properties. The proved reserves associated with these acquired properties are approximately 27 million barrels. The combined purchase price of approximately $75 million was financed by existing working capital and $39 million of long-term debt. To finance the Formax acquisition, the Company entered into a $150 million unsecured three-year revolving credit facility with a major energy lender establishing an initial borrowing base of $50 million on December 1, 1996. The financing cost of the first $50 million under the agreement is at the London Interbank Offered Rates (LIBOR) plus 60 basis points, or approximately 6.25% at current market rates.

Operations

     The Midway-Sunset field contains predominantly heavy crude oil, the production of which depends substantially on steam injection. Berry utilizes primary, cyclic steaming and steam flooding recovery methods in this field and utilizes primary recovery methods at its Montalvo field. Berry operates all of its principal oil producing properties. Field operations include the initial recovery of the crude oil and its transport through treating facilities into storage tanks. After the treating process is completed, which includes removal of water and solids by mechanical, thermal and chemical processes, the crude oil is metered through Lease Automatic Custody Transfer facilities (LACT) and transferred into crude oil pipelines owned by other oil companies. The point-of-sale is usually at the LACT unit.

Revenues

     The percentage of revenues by source for the prior three years is as follows:

                                        1996         1995         1994

Sales of oil and gas                     97%          89%          95%
Interest and other income                 3%          11%           5%


  See Berry's Statements of Operations and accompanying Notes thereto.

Oil Marketing

     The market for hydrocarbons continues to be quite volatile. California crude oil pricing fundamentals improved in 1996 with declining Alaska production and the legislative approval to export Alaska North Slope crude oil. These combined factors are contributing to the reduction of the excess crude supply in the California market, thus strengthening California prices relative to West Texas Intermediate (WTI) prices. Over the last several years, California heavy crude oil prices have increased as a percentage of WTI, from approximately 60% in 1990 to approximately 75% in 1996. Furthermore, a strengthened California economy is providing for increased petroleum product demand while, at the same time, past refinery investments have resulted in higher demand for the heavy barrel. Refinery upsets (fires, explosions, extended turnarounds, etc.) can impact local crude prices, for limited times, by weakening crude demand. As a result of large investments required by the refinery industry in California to meet product specifications and clean air regulations, the number of individual refineries has decreased. As a result, individual average refinery utilization has increased from approximately 75% to 95% over the past decade and, therefore, any individual refinery disruption has a more pronounced impact on downstream crude oil demand.

     The Company may enter into crude oil or natural gas hedge contracts depending upon various factors including Management's view of the future crude oil markets. Berry's 1996 average heavy crude oil sales price was $15.42 per barrel, up $1.86 per barrel, or 14%, from $13.56 in 1995 (both years are net of any hedging). The Company hedged approximately 3,000 barrels per day, or 31% of its 1996 production by entering into two bracketed zero cost collar hedge contracts with a California independent refiner.
These contracts expired on January 31, 1997. In late February 1997, the Company entered into a similar hedge contract for approximately 25% of its current production for a term of 18 months.

     To provide additional marketing flexibility, the Company owns a blending facility located near its South Midway-Sunset properties. The Company suspended the blending operations in December 1993 due to the high cost of natural gasoline, the improved demand for the Company's 13 degree API gravity heavy crude oil, and the narrowing margin between the posted price of the blended crude oil and the heavy crude oil. Up to 5,000 barrels per day of the Company's heavy crude oil can be blended with lighter crude oils and natural gasolines to produce a blended crude oil of approximately 27 degree API gravity. At times, this blending operation may allow the Company to improve the profit margin on the sale of its heavy crude oil. Blending also allows the Company the option to ship through common carrier pipelines and sell directly to refiners in the Los Angeles basin, the San Francisco Bay area and the Mid-Continent. While no blending has occurred since 1993, the Company has the ability to resume blending operations if warranted by market conditions.

     Management of the Company does not believe that the loss of any single customer or contract would materially affect its business. There are no significant delivery commitments and substantially all of the Company's oil and gas production is sold under short-term contracts at current market prices.

Steaming Operations

     Approximately 94% of the Company's reserves, or 96 million barrels, consist of heavy crude oil produced from depths less than 2000'. This heavy crude oil requires heat in the form of steam to be injected into the oil producing formations to reduce the oil viscosity and allow the oil to flow to the well-bore for production. As is typical in EOR operations, steam represents the highest cost component of operating expenses. The Company, in achieving its goal of being a low cost heavy oil producer, has focused on reducing its steam cost by purchasing two gas-fired cogeneration facilities. Steam generation from these facilities is more efficient than conventional steam generators, as both steam and electricity are produced from the same gas supply used as fuel. Another significant benefit is that the prices received upon the sale of electricity are currently based on natural gas prices. As natural gas prices fluctuate, so does the electricity revenue; thus, the Company's steam cost is substantially hedged against higher natural gas prices. As the California electric industry continues toward deregulation, this relationship may change and electricity revenues may be impacted by other factors in addition to natural gas prices. Proceeds received from the sale of electricity produced by the Company's cogeneration facilities are reported as a reduction in operating costs.

     For its South Midway-Sunset properties, the Company's current steam production is generated by the two cogeneration facilities (approximately 18,500 barrels of steam per day (BSPD)) and, as needed, from conventional steam generators. In addition, the Company is making modifications to use the duct-firing capability of its 38 megawatt facility which is expected to produce up to an additional 6,000 BSPD available for delivery to the recently acquired Formax properties. On its North Midway-Sunset properties, the Company relies solely on conventional steam generators for its steam requirements. The Company has ample productive steam capacity for its requirements at both core areas.

     Conventional steam generation is used by the Company at its South Midway-Sunset properties only as required to maintain current production levels, when additional steam injection is expected to economically produce additional barrels and as emergency back-up steam generation to the cogeneration facilities. Conventional steam generation is the sole source of steam at the North Midway-Sunset properties. Current oil prices, near-term oil price expectations and natural gas prices are the primary factors determining steam levels generated from conventional generators.

     The Company's two cogeneration facilities sold electricity to a large California-based utility under Standard Offer 2 contracts (SO2) in 1996. The SO2 contract for the 38 megawatt facility expired on January 16, 1997, while the contract for the 18 megawatt facility does not expire until December 31, 2001. The SO2 contract for the 38 megawatt facility has been replaced by a Standard Offer 1 (SO1) contract effective January 16, 1997, which will result in lower electricity revenues for the 38 megawatt facility. However, under the SO1 contract, the Company will continue to receive Short Run Avoided Cost
(SRAC) pricing plus a portion of the proceeds related to available capacity that were received in 1996. Proposed deregulation of the electricity generation market in California may have a positive or negative impact on the Company's future electricity revenues, however, the Company believes, at a minimum, that continued steam generation from cogeneration facilities will be significantly more efficient and cost effective than conventional steam generation.

     The Company has physical access to gas pipelines, such as the Kern River/El Paso and Southern California Gas Company systems, to transport its gas purchases required for steam generation. Natural gas purchases for the 38 megawatt cogeneration facility were subject to a long-term gas transportation agreement which required the Company to pay above market transportation rates for a substantial portion of the facility's gas requirements. However, this contract expires in April 1997 and the take-or-pay requirements were substantially satisfied in January 1997. As a result, the Company expects substantial reductions in its gas transportation costs in 1997 and beyond.

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

     Berry has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. Berry has established policies for continuing compliance with environmental laws and regulations affecting its production. The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters; however, the Company does not believe any such additional future expenses are material to its financial position or results of operations.

     Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Berry any differently, or to any greater or lesser extent, than other companies in California and in the domestic industry as a whole. Berry does not believe that compliance with federal, state, regional or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

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

     The Company experienced an oil spill due to a ruptured pipe on its Montalvo field in December 1993 which required cleanup of the area directly around the pipe, an agricultural runoff pond and the nearby beach and ocean. Although 100% of the Montalvo field's wells and facilities are onshore, part of the spilled crude oil was pumped into the ocean from the agricultural runoff pond by an agricultural worker. The Company initiated procedures and made operational improvements to reduce the likelihood of a similar future event. See Item 3. "Legal Proceedings" and Note 12 to the Company's financial statements.

     Berry maintains insurance coverage which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims, other than described herein, existing as of December 31, 1996, which would have a material impact upon the Company's financial position or results of operations.

Competition

     The oil and gas industry is highly competitive. As an independent producer, the Company does not own any refining or retail outlets. It has little control over the price it receives for its crude oil, and higher costs, fees and taxes assessed at the producer level cannot necessarily be passed on to the Company's customers. In acquisition activities, significant competition exists since integrated companies, independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Although many of these competitors have greater financial and other resources than the Company, Management believes that it is in a position to compete effectively due to its low cost structure, transaction flexibility, strong financial position and experience.

Employees

     On December 31, 1996, the Company had 98 full-time employees.

Acquisition and Disposition of Properties

     The Company spent approximately $75 million on property acquisitions (Tannehill and Formax), including the purchase of an 18 megawatt cogeneration facility, and $9.4 million on development programs in 1996. The Company's 1997 budget for capital expenditures on development activities, including facilities, is $16.4 million of which 54% is earmarked for exploitation of Tannehill and Formax. As these activities are influenced by numerous factors including, but not limited to, drilling results, oil and natural gas prices, availability of equipment, regulatory restrictions, etc., many of which are outside the Company's control, the actual expenditure level may vary considerably from budgeted levels.

     In 1995, the Company sold its Rincon properties located in Ventura County, California, which comprised 1,631 acres and 15 producing wells and represented approximately 3% of its net daily production and 2% of its reserves.

Oil and Gas Properties

     Development

     South Midway-Sunset - Berry owns and operates working interests in eighteen properties containing 1,730 acres located in the South Midway-Sunset field. The Company estimates these properties account for approximately 82% of the Company's proved oil and gas reserves and approximately 84% of its current daily production. The wells produce from an average depth of approximately 1200 feet. These properties rely on thermally enhanced oil recovery methods, primarily cyclic steaming. Twelve of these properties, which are owned in fee, accounted for approximately 74% of Berry's average daily production during 1996 and represent 75% of the Company's proved oil and gas reserves.

     During 1996, a total of 39 development wells were drilled and completed on these properties. The objective of this work was to maintain and accelerate productive capacity in the Company's single largest asset. Included in the above program were two horizontal wells. This improving technology was used on producing wells, the goal of which is to act as basal drainage points in mature areas of the Monarch reservoir, and provide more efficient reservoir depletion. The Company is monitoring these wells to determine the appropriate future application to its properties, with its objective being to accelerate production, improve ultimate recovery of original oil-in-place and to reduce the development and operating costs of the properties.

     North Midway-Sunset - Berry owns and operates approximately 1,824 acres in the North Midway-Sunset field which account for approximately 9% of the Company's proved oil and gas reserves and approximately 9% of its current daily production. These properties rely on thermally enhanced oil recovery methods, primarily cyclic steaming and steam flooding. Berry's interests consist of four fee properties comprising 1,009 acres and seven leases comprising 815 acres. The wells produce from an average depth of approximately 1200 feet.

     During 1996, the Company drilled one Potter well, deepened one existing Potter well and drilled seven wells in the Mya sand reservoir. The objective of this work was to maintain productive capacity and develop proven reserves. Two of the Mya sand wells drilled were on the Section 12 property acquired in 1995. The Mya program established significant follow-up potential.

     Montalvo - Berry owns 100% of the working interest in six leases in Ventura County, California in the Montalvo field. Two of the six leases are owned by the State of California. The Company estimates current proved reserves from Montalvo account for approximately 6% of Berry's proved oil and gas reserves. Total production from these leases, containing 8,563 acres, represents approximately 7% of Berry's total current daily oil and gas production. The wells produce from an average depth of approximately 12,500 feet. The Company's 1996 efforts were directed at improving efficiency, lowering operating cost and further reducing environmental risk.

     Exploration

     The Company did not participate in the drilling of any exploration wells in 1996. Although the Company has significantly reduced its exploration program since 1994 to concentrate on improving profitability and strategic acquisitions, the Company may investigate and pursue a focused exploration program in the future.

Oil and Gas Reserves

     Reserve Reports - The Company engaged DeGolyer and MacNaughton (D&M) to estimate the proved oil and gas reserves and the future net revenues to be derived from such properties of the Company for the three years ended December 31, 1996 for all of the Company's properties. D&M is an independent oil and gas reserve engineering firm. In preparing their reports for the three years ended December 31, 1996, they reviewed and examined such geological, economic, engineering and other data provided by the Company as considered necessary under the circumstances applicable to each reserve report. They also examined the reasonableness of certain economic assumptions regarding estimated operating and development costs and recovery rates in light of economic circumstances as of December 31, 1996, 1995 and 1994. For the Company's operated properties, reserve estimates are filed annually with the U.S. Department of Energy. Refer to the Supplemental Information About Oil & Gas Producing Activities (Unaudited) for the Company's oil and gas reserve disclosures.

Production

     The following table sets forth certain information regarding production for the years ended December 31, as indicated:


                                        1996         1995         1994
Net Annual Production(1):
  Oil (Mbbls)                           3,491        3,277        3,250
  Gas (Mmcf)                              491          611          793
Total equivalent barrels (2)            3,573        3,379        3,382
Average Sales Price:
  Oil (per bbl)                       $ 15.42      $ 13.56      $	11.61
  Gas (per mcf)                          1.99         1.50         1.87
  Per BOE                               15.36        13.48        11.60
Average Production Cost (per BOE)        4.92         5.41         6.28

     (1) Net production represents production owned by Berry and produced to its interest, less royalty and other similar interests. All oil and gas produced, other than lease fuel needs, is sold at the well site. Berry does not refine any of its production.

     (2) Equivalent oil and gas information is at a ratio of 6,000 cubic feet of natural gas to one barrel (bbl) of oil.

Acreage and Wells

     At December 31, 1996, the Company's properties accounted for the following developed and undeveloped acres:


                                Developed Acres     Undeveloped Acres
                               Gross        Net     Gross         Net
      California               6,943      6,820     6,846        6,846
      Other                    1,250        220         -            -
                               -----      -----     -----        -----
                               8,193      7,040     6,846        6,846
                               =====      =====     =====        =====

       Gross acres represent all acres in which Berry has a working interest; net acres represent Berry's aggregate working interests in the gross acres.

     Berry currently has 2,108 gross oil wells (2,095 net) and 8 gross gas wells (4 net). Gross wells represent the total number of wells in which Berry has a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by Berry. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity

     The following table sets forth certain information regarding Berry's drilling activities for the periods indicated:

                                  1996           1995           1994
                              Gross    Net   Gross    Net   Gross    Net
Exploratory Wells
Drilled:
  Productive                      0    0.0       0    0.0       0    0.0
  Dry (1)                         0    0.0       4    0.7       4    0.8
Development Wells
Drilled:
  Productive                     46   45.1      44   44.0      14   14.0
  Dry (1)                         3    2.1       1    1.0       0    0.0
Total Wells Drilled:
  Productive                     46   45.1      44   44.0      14   14.0
  Dry (1)                         3    2.1       5    1.7       4    0.8

(1) A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

As of February 24, 1997, no exploratory wells were being drilled nor are budgeted to be drilled in 1997.

Title and Insurance

     The Company is not aware of any defect in the title to any of its principal properties. Notwithstanding the absence of a recent title opinion or title insurance policy, the Company believes it has satisfactory title to these properties, subject to such exceptions as the Company believes are customary and usual in the oil and gas industry and which the Company believes will not materially impair its ability to recover the proved oil and gas reserves or to obtain the resulting economic benefits. Title insurance was obtained by the Company on the Tannehill and Formax properties upon their acquisition.

     The oil and gas business can be hazardous, involving unforeseen circumstances such as blowouts or environmental damage. Although it is not insured against all risks, the Company maintains a comprehensive insurance program to address the hazards inherent in the oil and gas business.

Item 3.  Legal Proceedings

     On December 25, 1993, a crude oil spill was discovered on the Company's Montalvo field in Ventura County, California. The Company estimates that the total discharge was approximately 2,100 barrels. The Company paid $.6 million to settle all potential state criminal claims against the Company in August 1994. The Company reached a final settlement for civil damages and penalties with the federal and state governments in January 1997 and a consent decree was approved and entered by the U.S. District Court in Los Angeles, California on February 14, 1997. The Company, without admitting any liability, agreed to pay approximately $3.2 million to federal and state agencies for response and assessment costs, civil damages and penalties arising from this incident. The Company received reimbursement under its insurance policy for approximately $2.3 million of the settlement amount. As of December 31, 1996 and February 24, 1997, the Company had received approximately $9.8 million and $11.2 million, respectively, under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill. Management believes that its previous accruals are adequate.

     Information relating to the tax matters appeal to the U.S. Court of Appeals (Ninth Circuit) is set forth in Note 9 to the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                               EXECUTIVE OFFICERS

     Listed below are the names, ages (as of December 31, 1996) and positions of the executive officers of Berry and their business experience during at least the past five years.

     JERRY V. HOFFMAN, 47, Chairman of the Board, President and Chief Executive Officer. Mr. Hoffman has been President and Chief Executive Officer since May 1994 and President and Chief Operating Officer from March 1992 until May 1994. Mr. Hoffman was added to the Board of Directors in March 1992 and named Chairman on March 21, 1997. Mr. Hoffman held the Senior Vice President and Chief Financial Officer positions from January 1988 until March 1992. Mr. Hoffman, a CPA, has held a variety of other positions with the Company and its prior subsidiaries or successors since February 1985.

     DONALD A. DALE, 50, Controller since December 1985. Mr. Dale, a CPA, was the Controller for Berry Holding Company from September 1985 to December 1985.

     RALPH J. GOEHRING, 40, Chief Financial Officer since March 1992 and Manager of Taxation from September 1987 until March 1992. Mr. Goehring, a CPA, is also the Assistant Secretary for Berry Petroleum Company.

     CHESTER L. LOVE, 62, Vice President of Engineering since March 1994 and Manager of Engineering from May 1992 to March 1994. Mr. Love, a registered petroleum engineer, was previously Vice President of Consulting for Scientific Software-Intercomp from 1979 to 1992.

     KENNETH A. OLSON, 41, Corporate Secretary since December 1985 and Treasurer since August 1988. Mr. Olson, a CPA, has held a variety of other positions with the Company and its prior subsidiaries or successors since July 1985.

     MICHAEL R. STARZER, 35, Vice President of Corporate Development since March 1996 and Manager of Corporate Development since April 1995. Mr. Starzer, a registered petroleum engineer, was with Unocal from August 1983 to May 1991 and from August 1993 to April 1995. Mr. Starzer was an engineering consultant and worked with the California State Lands Commission from May 1991 to August 1993.

     STEVEN J. THOMAS, 46, Manager of Production since March 1993, joined the Company's engineering department in September 1992. Mr. Thomas, a registered petroleum engineer, was an engineering and petroleum consultant from 1990 to 1992 and was employed by Chevron USA from 1979 to 1990 in various drilling, production and facilities engineering positions.

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

     In conjunction with the acquisition of Tannehill, the Company issued a Warrant Certificate to the beneficial owners of Tannehill Oil Company. This Warrant authorizes the purchase of 100,000 shares of Berry Petroleum Company Class A Common Stock until November 8, 2003 at $14.06 per share. All the warrants are currently outstanding and the underlying shares will not be registered under the Securities Act of 1933.

     Berry's Class A Common Stock is listed on the New York Stock Exchange under the symbol "BRY". The Class B Stock is not publicly traded. The market data and dividends for 1996 and 1995 are shown below:

                                1996                         1995
                    Price Range      Dividends     Price Range    Dividends
                   High       Low    per Share    High     Low    per Share
First Quarter   $ 11 1/8   $ 8 3/4    $ .10    $ 10     $ 8 3/4    $ .10
Second Quarter    12 1/2    10 3/8      .10      10 7/8   9          .10
Third Quarter     11 3/4    10 3/8      .10      10 5/8   9 3/8      .10
Fourth Quarter    14 1/2    11 1/4      .10      10 7/8   9 7/8      .10

     The closing price per share of Berry's Common Stock, as reported on the New York Stock Exchange Composite Transaction Reporting System for February 24, 1997, December 31, 1996 and December 31, 1995 was $14.50, $14.375 and
$10.125, respectively.

     The number of holders of record of the Company's Common Stock and Class B Stock as of February 24, 1997 was approximately 1,010 and 1, respectively.

     The Company has paid cash dividends for many years prior to the roll-up of the various Berry companies into Berry Petroleum Company on December 16, 1985. However, since Berry's formation, the Company has paid dividends on its Common Stock for 8 consecutive semi-annual periods through September 1989 and for 29 consecutive quarters through December 31, 1996. The Company intends to continue the payment of dividends, although future dividend payments will depend upon the Company's level of earnings, operating cash flow, capital commitments and other relevant factors.

     Dividends declared on 4,366,400 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, for as long as this remaining member shall live.

Item 6.  Selected Financial Data

     The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in
Item 8, "Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 1996 were derived from the audited financial statements and the accompanying notes to those financial statements (in thousands, except per share and per barrel data):

                                  1996      1995      1994      1993      1992
Statement of Operations Data:
Sales of oil and gas           $ 55,264  $ 45,773  $ 39,451  $ 42,843  $ 49,598
Operating costs (excluding DD&A
 and exploratory dry hole costs) 17,587    18,264    21,224    23,790    20,931
General and administrative
expenses (G&A)(excluding DD&A)    4,820     4,578     5,118     5,999     5,511
Depreciation, depletion &
amortization (DD&A)               7,323     6,847     7,270     9,983     8,123
Net income (loss)                17,546    12,203    (1,129)       32    10,115
Net income (loss) per share         .80       .56      (.05)        -       .46
Weighted average number
of shares outstanding            21,939    21,932    21,932    21,926    21,915

Balance Sheet Data:
  Working capital              $  7,850  $ 36,506  $ 38,273  $ 40,418  $ 50,642
  Total assets                  176,403   117,722   118,254   135,159   140,140
  Long-term debt                 36,000         -         -         -         -
  Shareholders' equity          101,009    92,060    88,632    98,323   109,690
  Cash dividends per share          .40       .40       .40       .55       .60

Operating Data:
  Cash flow from operations      29,182    17,070    14,579    10,957    22,169
  Capital expenditures(excluding
    acquisitions)                15,616    14,569     5,911    13,983     9,869
  Property Acquisitions (1)      69,330       503     1,023         -     2,311
  Per BOE:
    Sales price                $  15.36  $  13.48  $  11.60  $  11.43  $  12.75
    Operating costs                4.92      5.41      6.28      6.35      5.43
    G&A                            1.35      1.35      1.51      1.60      1.43
                                 ------    ------    ------    ------    ------
    Cash flow                      9.09      6.72      3.81      3.48      5.89
    DD&A                           2.05      2.03      2.15      2.67      2.11
                                 ------    ------    ------    ------    ------
    Operating income           $   7.04  $   4.69  $   1.66  $    .81  $   3.78
                                 ======    ======    ======    ======    ======
Production:
    Oil (Bbls)                    3,491     3,277     3,250     3,617     3,683
    Gas (Mcf)                       491       611       793       771     1,029
    Total (BOE)                   3,573     3,379     3,382     3,746     3,855

Proved Reserves Information:
   Oil (Bbls)                   101,336    77,071    75,996    72,078    72,434
   Gas (Mcf)                      4,682     5,983     6,530     5,476    10,003
   Total (BOE)                  102,116    78,068    77,084    72,991    74,101
   Present value(NPV10)of
     estimated future
     cash flow before
     income taxes              $634,579  $308,370  $263,890  $ 50,124  $155,546

(1) Excludes cogeneration facility costs and includes certain closing and consultant costs related to the acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides information on the results of operations for each of the three years ended December 31, 1996 and the financial condition, liquidity and capital resources as of December 31, 1996. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

     The profitability of the Company's operations in any particular accounting period will be directly related to the average realized prices of oil and gas sold, the type and volume of oil and gas produced and the results of acquisition, development, exploitation and exploration activities. The average realized prices for oil and gas will fluctuate from one period to another due to world market conditions, regional and other factors. The aggregate amount of oil and gas produced may fluctuate based on development and exploitation of oil and gas reserves pursuant to current reservoir management plans. Production rates, steam costs, labor and maintenance expenses are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing principal factors, among others.


Results of Operations

     Net income for 1996 was $17.5 million, up $5.3 million and $18.6 million, respectively, from net income of $12.2 million in 1995 and a loss of $1.1 million in 1994. For the fourth quarter of 1996, net income was $5.3 million, up $1.6 million, or 43%, from $3.7 million in the fourth quarter of 1995 and $1.3 million, or 32.5%, from $4.0 million in the third quarter of 1996. The improvement in profitability in 1996 versus 1995 was primarily due to higher oil prices and production, lower operating costs and the reduction in dry hole costs, offset partially by the gain on the sale of the Rincon properties in 1995.

                                        1996         1995         1994

Production - BOE Per Day                9,762        9,258        9,266
Averages Sales Price - Per BOE         $15.36       $13.48       $11.60
Operating Cost - Per BOE                 4.92         5.41         6.28
DD&A - Per BOE                           2.05         2.03         2.15
G&A - Per BOE                            1.35         1.35         1.51

     Operating income from producing operations was $30.7 million, up $9.6 million from 1995 and $19.8 million from 1994, or 45% and 166%, respectively, from $21.2 million in 1995 and $11.6 million in 1994. The improvement was primarily due to higher oil prices, lower operating costs and higher production.

     The average sales price received per BOE during 1996 of $15.36 was 14% and 32% higher than $13.48 and $11.60 received in 1995 and 1994, respectively. Oil and gas production of 9,762 BOE per day was 504 and 496 BOE per day higher than 1995 and 1994, respectively, primarily due to the Company's 1996 development program and property acquisitions in the fourth quarter of 1996. Production for 1994 and 1995 includes the Rincon properties sold on November 1, 1995, which produced approximately 280 BOE per day.

     The Company maintained two bracketed zero cost collar hedge contracts with a California refiner to protect the Company's revenue from potential price declines. The contracts were initiated in 1995 and early 1996 and covered approximately 31% of the Company's crude oil sales. These contracts expired in January 1997. Because of the rise in crude oil prices which occurred during 1996, the hedge contract lowered the average sales price received for the Company's crude oil by approximately $.37 per BOE. In late February 1997, the Company entered into a similar hedge contract for approximately 25% of its current production for a term of 18 months.

     Operating costs in 1996 declined 9% and 22% from 1995 and 1994, respectively, to $4.92 per BOE largely due to the benefit of owning and operating for a full year the Company's 38 megawatt cogeneration plant, which was purchased in August 1995. In addition, the Rincon properties, which incurred high operating costs, were sold in November 1995 and various cost reduction measures were initiated on the Company's properties. The Company includes production taxes in its operating costs. On a BOE basis, the amount of production taxes were $.48, $.45 and $.47 for 1996, 1995 and 1994, respectively.

     DD&A per BOE in 1996 increased slightly to $2.05 from $2.03 in 1995 and $2.02 in 1994. The increase was primarily related to property acquisitions in the fourth quarter of 1996. The Company expects higher DD&A costs in the future, in both real terms and on a BOE basis, due to acquisitions.

     On November 19, 1996, the Company acquired Tannehill, which included an 18 megawatt cogeneration facility, for approximately $25.5 million. On December 13, 1996, the Company acquired Formax for approximately $49.5 million. These producing properties are adjacent to and in-between the Company's core South Midway-Sunset producing properties and, as of February 24, 1997, produce approximately 2,350 barrels per day of 13 degree API gravity crude oil. The Company expects production from these newly acquired properties to exceed 3,500 barrels per day by the end of 1997. The 18 megawatt cogeneration facility located on Tannehill will be integrated into the Company's South Midway-Sunset operations to optimize steam usage and reduce costs.

General

     Interest income in 1996 was $2.1 million, up from $2 million in 1995 and $1.6 million in 1994, due primarily to higher cash reserves resulting from the Company's strong cash flow in 1996. The Company anticipates that its interest income for 1997 will decrease significantly, and the Company will incur net interest expense due to the incurrence of long-term financing used to acquire Formax.

     G&A was $4.8 million in 1996, up 4% from $4.6 million in 1995, but down 6% from $5.1 million in 1994. The Company remains focused on cost control in all areas and, on a per barrel basis, G&A was $1.35 per BOE in 1996, unchanged from 1995, but down 11% from 1994. The Company anticipates that its total G&A costs will increase modestly in 1997, but that the G&A per BOE will decline due to the higher production levels expected in 1997.

     The Company's effective income tax rate in 1996 was 36%, down slightly from the 1995 effective rate of 37%. This lower rate for 1996 was the result of increased development activity by the Company which generated additional tax credits for federal and California tax purposes. The tax benefit of 42.1% for 1994 was the result of pre-tax losses for that year impacted by certain tax benefits.

     In the fourth quarter of 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted in this pronouncement, the Company opted to continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock-based employee compensation arrangements. The disclosure requirements of SFAS No. 123 are presented in Note 10 to the Company's financial statements.

     In the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This adoption resulted in no charges to the Company's financial statements in 1996 or 1995 and is not significantly different than the Company's impairment policy in effect prior to the adoption.

Financial Condition, Liquidity and Capital Resources

     Working capital as of December 31, 1996 was $7.8 million, down from $36.5 million and $38.3 million at December 31, 1995 and December 31, 1994, respectively. Cash flow provided by operating activities of $29.2 million was up 71% and 100% from $17.1 million and $14.6 million in 1995 and 1994, respectively. Cash flow was higher in 1996 due to higher oil prices, lower operating costs and higher production. Working capital declined $28.7 million from December 31, 1995, due to the use of cash and the assumption of $6.9 million in short-term debt for the two acquisitions completed in the fourth quarter of 1996. Other significant uses of working capital included the payment of $8.8 million in dividends and $9.9 million in capital expenditures primarily to develop the Company's existing producing properties including the drilling of 49 development wells. The Company's 1997 capital expenditure program, which includes the drilling of approximately 90 new wells, is estimated to be $16.4 million and will be financed through internally generated cash flow.

     On December 1, 1996, the Company established a $150 million unsecured three-year revolving credit facility with NationsBank of Texas. In conjunction with the purchase of Tannehill and Formax, the Company borrowed $36 million in long-term debt and incurred $6.9 million in short-term notes which were due and paid on January 6, 1997. The Company is carrying $39 million in long-term debt under this credit facility as of February 24, 1997.

     The total proved reserves at December 31, 1996 were 102.1 million BOE, up 31% from 78.1 million BOE at December 31, 1995 and up 32% from 77.1 million BOE at December 31, 1994. After production of 3.6 million BOE, the Company's proved reserves increased 27.6 million BOE, or 767% of 1996 production. The increase was primarily related to the acquisition of Tannehill and Formax in the fourth quarter of 1996. The Company's present value of estimated future net cash flows before income taxes, discounted at 10%, was $635 million at December 31, 1996, a 106% and 141% increase from $308 million and $264 million at December 31, 1995 and 1994, respectively.

Future Developments

     Proposed deregulation of the electricity generation market in California may have a positive or negative impact on the Company's future electricity revenues, and may impact the beneficial hedge on gas prices the Company currently enjoys. In addition, the underlying value of the cogeneration facilities may be impacted as the outcome of deregulation becomes more apparent.

     In 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," effective for fiscal years beginning after December 15, 1996. Management does not believe that adoption of the provisions of this SOP will have a material impact on the financial statements of the Company.

     In 1997, the Company will adopt SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Management does not believe that adoption of this accounting standard will have a material impact on the financial statements of the Company.

Impact of Inflation

     The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.

Forward Looking Statements

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves and government regulation.

Item 8.  Financial Statements and Supplementary Data


                              BERRY PETROLEUM COMPANY
                         Index to Financial Statements and
                               Supplementary Data


                                                                     Page

Report of Coopers & Lybrand L.L.P., Independent Accountants . . . . . 18

Balance Sheets at December 31, 1996 and 1995  . . . . . . . . . . . . 19

Statements of Operations for the
  Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . 20

Statements of Shareholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . 21

Statements of Cash Flows for the
  Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . 22

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . 23

Supplemental Information About Oil & Gas Producing Activities . . . . 34


Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Berry Petroleum Company

We have audited the accompanying balance sheets of Berry Petroleum Company as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berry Petroleum Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


/s/ Coopers & Lybrand L.L.P.

February 28, 1997
Los Angeles, California

                            BERRY PETROLEUM COMPANY
                                Balance Sheets
                           December 31, 1996 and 1995
                     (In Thousands, Except Share Information)

                                                      1996         1995
               ASSETS
Current assets:
 Cash and cash equivalents                        $    9,970   $   18,759
 Cash - restricted                                     2,570            -
 Short-term investments available for sale               704       15,695
 Accounts receivable                                  11,701        8,414
 Prepaid expenses and other                            1,307        2,332
                                                     -------      -------
      Total current assets                            26,252       45,200


Oil and gas properties (successful efforts basis),
  buildings and equipment, net                       149,510       72,042
Other assets                                             641          480
                                                     -------      -------
                                                  $  176,403   $  117,722
LIABILITIES AND SHAREHOLDERS' EQUITY                 =======      =======


Current liabilities:
 Accounts payable                                 $   5,154    $    3,086
 Notes payable                                        6,900             -
 Accrued liabilities                                  5,300         3,912
 Federal and state income taxes payable               1,048         1,696
                                                    -------       -------
      Total current liabilities                      18,402         8,694

Long-term debt                                       36,000             -
Deferred income taxes                                20,992        16,968

Contingencies (Note 12)

Shareholders' equity:
 Preferred stock, $.01 par value, 2,000,000 shares
   authorized;  no shares outstanding
 Capital stock, $.01 par value:                          -             -
   Class A Common Stock, 50,000,000 shares
    authorized; 21,046,885 shares issued and
    outstanding (21,033,055 in 1995)                   210           210
   Class B Stock, 1,500,000 shares authorized;
    898,892 shares issued and outstanding
    (liquidation preference of $899)                     9             9
 Capital in excess of par value                     53,029        52,850
 Retained earnings                                  47,761        38,991
                                                   -------       -------
       Total shareholders' equity                  101,009        92,060
                                                   -------       -------
                                                 $ 176,403     $ 117,722
                                                   =======       =======


The accompanying notes are an integral part of these financial statements.

                              BERRY PETROLEUM COMPANY
                              Statements of Operations
                   Years ended December 31, 1996, 1995 and 1994
                       (In Thousands, Except Per Share Data)

                                          1996        1995        1994
Revenues:
  Sales of oil and gas                $  55,264   $  45,773   $  39,451
  Interest income (net of
     interest expense)                    1,903       2,040       1,616
  Gain on sale of assets                      -       3,073         113
  Other income (expense), net               (72)        304         155
                                        -------     -------     -------
                                         57,095      51,190      41,335
                                        -------     -------     -------

Expenses:
  Operating costs                        17,587      18,264      21,224
  Depreciation, depletion &
     amortization                         7,323       6,847       7,270
  Impairment of properties                    -           -       2,915
  Oil spill costs                             -           -       1,344
  Exploratory dry hole costs                 71       2,012       5,414
  General and administrative              4,820       4,578       5,118
                                        -------     -------     -------
                                         29,801      31,701      43,285
                                        -------     -------     -------
Income (loss) before income taxes        27,294      19,489      (1,950)
Provision (benefit) for income taxes      9,748       7,286        (821)
                                        -------     -------     -------
Net income (loss)                     $  17,546   $  12,203   $  (1,129)
                                        =======     =======     =======
Net income (loss) per share           $     .80   $     .56   $    (.05)
                                        =======     =======     =======
Weighted average number of shares
 of capital stock used to
 calculate earnings per share            21,939      21,932      21,932
                                        =======     =======     =======





The accompanying notes are an integral part of these financial statements.

                           BERRY PETROLEUM COMPANY
                     Statements of Shareholders' Equity
                Years Ended December 31, 1996, 1995 and 1994
                    (In Thousands, Except Per Share Data)



                                           Capital in
                        Capital Stock      Excess of     Retained  Shareholders'
                      Class A   Class B    Par Value     Earnings     Equity

Balances at
 January 1, 1994    $  210    $   9      $  52,641    $  45,463    $  98,323

Stock options expired    -        -            211            -          211
Cash dividends
 declared-$.40 per
 share                   -        -              -       (8,773)      (8,773)
Net income               -        -              -       (1,129)      (1,129)
                     -----    -----        -------      -------      -------
Balances at December
  31, 1994             210        9         52,852       35,561       88,632

Stock retired            -        -             (2)           -           (2)
Cash dividends
 declared -
 $.40 per share          -        -              -       (8,773)      (8,773)
Net income               -        -              -       12,203       12,203
                     -----    -----        -------      -------      -------
Balances at December
  31, 1995             210        9         52,850       38,991       92,060

Stock retired            -        -             (1)           -           (1)
Stock options
  exercised	             -        -            180            -          180
Cash dividends
 declared -
  $.40 per share         -        -              -       (8,776)      (8,776)
Net income               -        -              -       17,546       17,546
                     -----    -----        -------      -------      -------

Balances at December
  31, 1996         $   210   $    9      $  53,029    $  47,761    $ 101,009
                     =====    =====        =======      =======      =======






The accompanying notes are an integral part of these financial statements.

                           BERRY PETROLEUM COMPANY
                          Statements of Cash Flows
                Years Ended December 31, 1996, 1995 and 1994
                               (In Thousands)


                                          1996        1995       1994
Cash flows from operating activities:

Net income (loss)                      $ 17,546    $ 12,203  $  (1,129)
  Depreciation, depletion
   and amortization                       7,323       6,847      7,270
  Gain on sale of assets                      -      (3,073)      (113)
  Exploratory dryhole costs                  71       1,990      5,090
  Impairment of properties                    -           -      2,915
  Increase (decrease) in deferred
    income tax liability                  4,024      (1,985)      (762)
  Other, net                               (329)        (50)       504
                                        -------     -------    -------
Net working capital provided
  by operating activities                28,635      15,932     13,775

  Decrease (increase) in current
    assets other than cash,
    cash equivalents and short-term
    investments                          (2,262)      3,113      7,256
  Increase (decrease) in current
    liabilities                           2,809      (1,975)    (6,452)
                                        -------     -------    -------
Net cash provided by operating
    activities                           29,182      17,070     14,579

Cash flows from investing activities:
  Capital expenditures, excluding
    property acquisitions              (15,616)     (14,569)    (5,911)
  Property acquisitions                (69,330)        (503)    (1,023)
  Proceeds from sale of assets             352        6,242        327
  Purchase of short-term investments      (710)      (3,078)   (30,524)
  Maturities of short-term investments  15,700       15,000     29,874
  Restricted cash deposit               (2,570)           -          -
  Other, net                              (100)         (96)      (540)
                                       -------      -------    -------

Net cash provided by (used in)
    investing activities               (72,274)       2,996     (7,797)


Cash flows from financing activities:
  Borrowings under line of credit       36,000            -          -
  Notes payable - Tannehill
    acquisition                          6,900            -          -
  Dividends paid                        (8,776)      (8,773)    (8,773)
  Proceeds from exercise of
    stock options                          179            -          -
                                       -------      -------    -------

Net cash provided by (used in)
    financing activities                34,303       (8,773)    (8,773)


Net increase (decrease) in cash
    and cash equivalents                (8,789)      11,293     (1,991)
Cash and cash equivalents at
    beginning of year                   18,759        7,466      9,457
                                       -------      -------    -------

Cash and cash equivalents
    at end of year                    $  9,970     $ 18,759    $ 7,466
                                       =======      =======    =======


Supplemental disclosures of cash flow
  information:

Interest paid                         $     -      $     12    $     5
                                       ======        ======     ======
Income taxes paid                     $ 4,709      $  5,554    $   484
                                       ======        ======     ======
The accompanying notes are an integral part of these financial statements.

                           BERRY PETROLEUM COMPANY
                        Notes to the Financial Statements

1.  General

     The Company is an independent energy company engaged in the production, development, acquisition, exploitation, exploration and marketing of crude oil and natural gas. Substantially all of the Company's oil and gas reserves are located in California. Approximately 98% of the Company's production is crude oil, which is principally sold to other oil companies for processing in refineries located in California.

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

2.  Summary of significant accounting policies

Cash and cash equivalents

     Cash equivalents consist principally of commercial paper investments. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash equivalents of $5.9 million and $13.4 million at December 31, 1996 and 1995, respectively, are stated at cost, which approximates market.

Short-term investments

     All short-term investments are classified as available for sale. Short-term investments consist principally of United States treasury notes and corporate notes with remaining maturities of more than three months at date of acquisition. Such investments are stated at cost, which approximates market. The Company utilizes specific identification in computing realized gains and losses on investments sold. For the three years ended December 31, 1996, realized and unrealized gains and losses were insignificant to the financial statements. United States treasury notes with an aggregate market value of $.6 million are pledged as collateral to the California State Lands Commission as a performance bond on the Company's Montalvo properties.

Oil and gas properties, buildings and equipment

     The Company accounts for its oil and gas exploration and development costs using the successful efforts method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete development wells and drill and complete exploratory wells that find proved reserves are capitalized. Exploratory dryhole costs and other exploratory costs, including geological and geophysical costs, are charged to expense when incurred. The costs of carrying and retaining unproved properties are also expensed when incurred. Depletion of oil and gas producing properties is computed using the units-of-production method. Depreciation of lease and well equipment is computed using the units-of-production method or on a straight-line basis over estimated useful lives ranging from 10 to 20 years. The estimated costs, net of salvage value, of plugging and abandoning oil and gas wells and related facilities are accrued using the units-of-production method and are taken into account in determining DD&A expense. Buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives ranging from 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. When assets are sold, the applicable costs and accumulated depreciation and depletion are removed from the accounts and any gain or loss is included in income. Expenditures for maintenance and repairs are expensed as incurred.

                             BERRY PETROLEUM COMPANY
                         Notes to the Financial Statements

2.  Summary of significant accounting policies (cont'd)

     In the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This change had no effect on the Company's financial statements. Pursuant to this standard, assets are grouped at the lowest level for which there are identifiable cash flows. If it is determined that the book value of long-lived assets cannot be recovered by estimated future undiscounted cash flows, they will be written down to fair value.

Steam Costs

     The costs of producing steam are recorded as an operating expense of the Company. Proceeds received from the sale of electricity produced by the cogeneration plants are reported as a reduction to operating costs in the Company's financial statements.

Stock-Based Compensation

     During 1996, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards for recognition of the cost of stock-based compensation and requires that a Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As allowed in this statement, the Company continues to apply Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 10 to the Company's financial statements.

Income Taxes

     Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting, and principally relate to differences in the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings per share

     Earnings per share is computed by dividing net income by the weighted average number of capital shares and dilutive common stock equivalents, if any, outstanding during the year.

Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.

                          BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

3.  Fair value of financial instruments

     Financial instruments consist of cash and short-term investments, whose carrying amounts are not materially different from their fair values because of the short maturity of those instruments. The Company's short-term investments available for sale at December 31, 1996 consist primarily of one United States treasury note. All of the short-term investments at December 31, 1996 mature in one year or less. The carrying value of the Company's long-term debt is assumed to approximate its fair value since it was incurred in December 1996 at current interest rates.

     To protect the Company's revenues from potential price declines, the Company entered into two bracketed zero cost collar hedge contracts with a California refiner covering approximately 31% of its crude oil production. The posted price of the Company's 13 degree API gravity crude oil was used as the basis for the hedge. Both of these contracts expired in January 1997. In late February 1997, the Company entered into a similar hedge contract for approximately 25% of its current production for a term of 18 months.

4.  Concentration of Credit Risks

     The Company sells oil, gas and natural gas liquids to pipelines and refineries. Credit is extended based on an evaluation of the customer's financial condition. For the three years ended December 31, 1996, the Company has experienced no credit losses on the sale of oil, gas and natural gas liquids.

     The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. For the three years ended December 31, 1996, the Company has not incurred losses related to these investments.

     The following summarizes the accounts receivable balances at December 31, 1996 and sales activity with significant customers for each of the years ended December 31, 1996, 1995 and 1994 (in thousands):


                                                   Sales
               Accounts Receivable       For the Year Ended December 31,
Customer    Dec. 31, 1996  Dec. 31,1995      1996       1995      1994

   A         $  2,246      $  1,372     $  23,067  $  12,641 $  16,027
   B            1,845           961        14,478     12,918    11,319
   C            1,282           724        10,982      9,214         -
   D                -             -             -      5,265         -
               ------        ------        ------     ------    ------
             $  5,373      $  3,057     $  48,527  $  40,038 $  27,346
               ======        ======        ======     ======    ======

                             BERRY PETROLEUM COMPANY
                        Notes to the Financial Statements

5.  Oil and gas properties, buildings and equipment

     Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):

                                                 1996          1995
Oil and gas:
  Proved properties:
    Producing properties, including
     intangible drilling costs                $ 126,361     $  55,202
    Lease and well equipment                     88,539        75,470
  Unproved properties                               169           162
                                                -------       -------
                                                215,069       130,834
  Less accumulated depreciation,
   depletion and amortization                    67,995        61,456
                                                -------       -------
                                                147,074        69,378
                                                -------       -------


Commercial and other:

  Land                                              151           151
  Buildings and improvements                      3,938         3,734
  Machinery and equipment                         3,707         4,026
                                                -------       -------
                                                  7,796         7,911
  Less accumulated depreciation                   5,360         5,247
                                                -------       -------
                                                  2,436         2,664
                                                -------       -------
                                              $ 149,510     $  72,042
                                                =======       =======

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed (in thousands):

                                      1996         1995         1994

Acquisition of properties(1)      $  69,330     $    503     $  1,023
Exploration                              40        1,420        1,701
Development                          15,689       14,034        4,678
                                    -------      -------      -------
                                  $	 85,059     $ 15,957     $  7,402
                                    =======      =======      =======



(1) Excludes cogeneration facility costs and includes certain closing and consultant costs related to the acquisitions.

     The Company completed two acquisitions in 1996 for a combined purchase price of approximately $75 million on property acquisitions (Tannehill and Formax), including the purchase of an 18 megawatt cogeneration facility. The properties, which produce approximately 2,350 barrels per day of 13 degree API gravity crude oil, on February 24, 1997, are adjacent to and in-between the Company's South Midway-Sunset producing properties. These acquisitions have proved reserves of approximately 27 million barrels, and were financed by utilizing working capital and long-term borrowings.

                             BERRY PETROLEUM COMPANY
                        Notes to the Financial Statements

5.  Oil and gas properties, buildings and equipment (cont'd)

Results of operations from oil and gas producing and exploration activities

     The results of operations from oil and gas producing and exploration activities (excluding blending operations, corporate overhead and interest costs) for the three years ended December 31 are as follows (in thousands):

                                       1996         1995         1994

Sales to unaffiliated parties      $   55,264    $  45,773    $  39,451
Production costs                      (17,587)     (18,264)     (21,224)
Exploration expenses                      (71)      (2,012)      (5,414)
Depletion, depreciation and
amortization                           (6,868)      (6,354)      (6,627)
                                      -------      -------      -------
                                       30,738       19,143        6,186
Income tax expenses                   (10,230)      (6,084)      (1,723)
                                      -------      -------      -------

Results of operations from
  producing and exploration
  activities                       $   20,508     $ 13,059     $  4,463
                                      =======      =======      =======
     In 1994, the Company recorded an impairment writedown of $2.9 million related to certain oil and gas properties.

6.  Debt obligations

Long-term debt for the years ended December 31        1996         1995
 (in thousands):

  Revolving bank facility                          $ 36,000     $     -

     At December 31, 1996, Berry had a $150 million unsecured three-year revolving credit facility with NationsBank of Texas. The maximum amount available is subject to an annual redetermination of the borrowing base in accordance with lender's customary procedures and practices. Both parties have bilateral rights to one additional redetermination each year. As of December 31, 1996, the borrowing base was $50 million and the principal amount outstanding was $36 million. The revolving period is scheduled to terminate on December 1, 1999, at which time any unpaid balance can be converted to a four-year term loan, amortized quarterly. Interest on amounts borrowed is charged at NationsBank base rate or at LIBOR plus .60 to 1.00 percent, depending on the ratio of outstanding credit to the borrowing base. The weighted average interest rate on outstanding borrowings at December 31, 1996 was 6.22% The Company pays a commitment fee of .20 to .35 percent on the available portion of the commitment. The credit agreement contains various restrictive covenants as defined in the agreement.

     In conjunction with the purchase of Tannehill, the Company incurred $6.9 million in short-term notes, which were due and paid on January 6, 1997.

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

     The Rights will expire in December 1999 or may be redeemed by the Company at 1 cent per Right prior to that date unless they have theretofore become exercisable. The Rights do not have voting or dividend rights, and until they become exercisable, have no diluting effect on the earnings of the Company. A total of 250,000 shares of the Company's Preferred Stock has been designated Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the Rights.

     In conjunction with the acquisition of Tannehill, the Company issued a Warrant Certificate to the beneficial owners of Tannehill Oil Company. This Warrant authorizes the purchase of 100,000 shares of Berry Petroleum Company Class A Common Stock until November 8, 2003 at $14.06 per share. All the warrants are currently outstanding and the underlying shares will not be registered under the Securities Act of 1933.

     The Company issued 13,932, 0, and 0 shares in 1996, 1995 and 1994, respectively, through its stock option plans.

      Dividends declared on 4,366,400 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, as long as this remaining member shall live.

8.  Transactions with affiliates

     The University Cogeneration Partners, Ltd. 1985-1, a limited partnership, was formed in 1985 to finance the construction of a cogeneration plant on the Company's properties. The Company also committed to purchase the steam generated by the plant and supply the natural gas to fuel the plant. The Company owned approximately 45% of the partnership and its investment of $1.9 million was accounted for at cost. On August 1, 1995, the Company purchased the remaining 55% interest in the cogeneration plant for approximately $5.2 million. The total cost of the cogeneration plant is included in lease and well equipment at December 31, 1996 and 1995. Amounts paid by the Company for the steam in 1995 (through July) and 1994 were $2.6 million and $4.6 million, respectively.

                          BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

9.  Income taxes

     The provision (benefit) for income taxes consists of the following (in thousands):


                                          1996       1995       1994
Current:
  Federal                               $	3,519    $ 5,089    $   158
  State                                   1,027      2,042        (56)
                                         ------     ------     ------
                                          4,546      7,131        102
                                         ------     ------     ------


Deferred:
  Federal                                 4,322        828     (1,077)
  State                                     880       (673)       154
                                         ------     ------     ------
                                          5,202        155       (923)
                                         ------     ------     ------
                                        $ 9,748    $ 7,286    $  (821)
                                         ======     ======     ======

     The current deferred tax assets and liabilities are offset and presented as a single amount in the financial statements. Similarly, the noncurrent deferred tax assets and liabilities are presented in the same manner. The following table summarizes the components of the total deferred tax assets and liabilities before such financial statement offsets. The components of the net deferred tax liability are as follows (in thousands):


                                              Dec. 31,       Dec. 31,
                                                1996           1995
Deferred tax asset
  Federal benefit of state taxes             $  1,710       $  1,756
  Net operating loss carryforwards                137            171
  Credit/deduction carryforwards                    -            634
  Other net                                       311            368
                                               ------         ------
                                                2,158          2,929
                                               ------         ------
Deferred tax liability
  Depreciation and depletion                  (18,529)       (15,195)
  State taxes, net                             (4,002)        (3,122)
  Other, net                                     (622)          (405)
                                               ------         ------
                                              (23,153)       (18,722)
                                               ------         ------
Net deferred tax liability                   $(20,995)      $(15,793)
                                               ======         ======

                             BERRY PETROLEUM COMPANY
                         Notes to the Financial Statements

9.  Income taxes (cont'd)

     Income taxes computed by applying U.S. statutory federal rates to income
(loss) before income taxes are reconciled to the provision (benefit) for income taxes as follows (in thousands):

                                        1996        1995        1994

Tax (benefit) computed at statutory
    federal rate                     $  9,553    $  6,821    $   (663)

Increase (decrease) in taxes
  resulting from:

  Asset acquisition/sale
    differences                            -        1,315         394
  Percentage depletion                  (467)        (402)       (290)
  State taxes, net                     1,240          888          98
  Enhanced oil recovery,
    nonconventional fuel tax
    and alternative minimum tax
    credits                           (1,230)      (1,115)       (406)
  Other, net                             652         (221)         46
                                      ------       ------      ------
                                    $  9,748     $  7,286     $  (821)
                                      ======       ======      ======

Effective tax rate                      35.7%        37.4%      (42.1)%

     The Company has $.4 million of loss carryforwards which may be utilized in future years to reduce the Company's federal income taxes. These loss carryforwards expire in the year 2000. The Company also has approximately $.2 million of enhanced oil recovery tax credit carryforwards available to reduce future state income taxes.

     The Company went to trial in April 1993 before the U.S. Tax Court on certain federal tax issues relating to the years 1987 through 1989. The Court's decision was rendered in May 1995, resulting in an approximate $.5 million charge in the second quarter of 1995. The Company is pursuing an appeal of the Court's decision with respect to certain issues to the U.S. Court of Appeals (Ninth Circuit) and a hearing is scheduled in March 1997 with a decision expected before year end 1997.

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

10.  Stock option and stock appreciation rights plans

     The Company has a 1987 Nonstatutory Stock Option Plan (the NSO Plan) and a 1987 Stock Appreciation Rights Plan (the SAR Plan). The NSO Plan provided for the granting of options (Options) to purchase up to an aggregate of 700,000 shares of Common Stock. The SAR Plan originally authorized a maximum of 700,000 shares of Common Stock subject to stock appreciation rights
(SARs). Holders of SARs have the right upon exercise to receive a payment, payable at the discretion of the Compensation Committee in cash or in shares of Common Stock, equal to the amount by which the market price exceeds the Base Price (as defined) with respect to the shares subject to such SARs on the date of exercise. In December 1994, the Board of Directors adopted a resolution to terminate the 1987 Stock Appreciation Rights Plan without utilizing the 307,860 SARs which were still available for issuance. The 9,200 outstanding SARs at year end are still available for exercise under the original terms of issuance. Total compensation expense recognized for the SAR Plan in 1996, 1995 and 1994 was $104,000, $9,000 and $0, respectively.

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

     On December 6, 1996 and December 2, 1994, 480,000 and 300,000 Options, respectively, were issued to certain key employees at an exercise price of $14.00 and $10.75 per share, respectively, which was the closing market price of the Company's Class A Common Stock on the New York Stock Exchange on those dates. The Options vest 25% per year for four years. The 1994 Plan also allows for Option grants to the Board of Directors under a formula plan whereby all non-employee directors are eligible to receive 3,000 Options annually on December 2 at the fair value on the date of grant. The Options granted to the non-employee directors vest immediately. Through this 1994 Plan, 33,000 Options were issued on December 2, 1996, 1995 and 1994, (3,000 Options to each of the eleven nonemployee directors each year) at an exercise price of $13.75, $10.625 and $10.75 per share, respectively.

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, since the stock options related to the 1987 plan were issued at prices below the existing current market prices and they were fully vested previously, compensation related to this plan was recorded in prior years. The Options issued per the 1994 plan were issued at market price. Compensation recognized related to this plan was $64,000 in 1996 and $0 in 1995 and 1994.

     Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. In determining the fair value, the Company used the Black-Scholes model, assumed a dividend of $.40 per year, an expected life of four years for all grants, an expected volatility of 24.97% and a risk free interest rate of 6.10% for all years. Had compensation cost for the 1994 plan been based upon the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share data):

                                       1996         1995         1994

  Net income (loss) as reported     $ 17,546     $ 12,203     $ (1,129)
  Pro forma                         $ 17,387     $ 12,066     $ (1,173)

  Net income (loss) per share as
    reported                        $    .80     $    .56     $   (.05)
  Pro forma                         $    .79     $    .55     $   (.05)

                            BERRY PETROLEUM COMPANY
                       Notes to the Financial Statements

10.  Stock option and stock appreciation rights plans (cont'd)

     The following is a summary of stock-based compensation activity for the years 1996, 1995 and 1994.

                           1996              1995              1994
                    Options     SARs  Options     SARs  Options      SARs
Balance outstanding,
January 1           431,141   39,740  398,141   39,740  142,941    69,020
  Granted           513,000        -   33,000        -  333,000         -
  Exercised         (76,912) (30,540)       -        -        -    (5,380)
  Canceled/expired   (6,000)       -        -        -  (77,800)  (23,900)
                    -------   ------  -------   ------  -------   -------
Balance outstanding,
  December 31       861,229   9,200   431,141   39,740  398,141    39,740
                    =======   ======  =======   ======  =======   =======


Balance exercisable at
  December 31       231,229   9,200   206,141   39,740   65,141    39,740
                    =======  ======   =======   ======  =======   =======
Available for future
  grant             320,800       -   827,800        -  860,800    39,740
                    =======  ======   =======   ======  =======   =======

Exercise price-
    range          $   9.80 $  9.80   $  9.80  $  9.80  $  9.80   $  9.80
                   to 14.00to 10.00  to 10.75 to 10.00 to 10.75  to 10.00
                    =======  ======   =======   ======  =======   =======
Weighted average
 remaining contractual
 life (years)            9        2         8        3        9         4
                    ======   ======   =======   ======  =======   =======


Weighted average fair
 value per option
 granted during
 the year          $  3.22            $  2.23          $  2.26
                    ======             ======           ======

Weighted average option exercise price information for the years 1996, 1995 and 1994 as follows:

                                      1996         1995         1994
Outstanding at January 1           $  10.52     $  10.51     $   9.86
Granted during the year            $  13.98     $  10.63     $  10.75
Exercised during the year          $  12.82     $      -     $      -
Expired during the year            $  10.69     $      -     $   9.85
Outstanding at December 31         $  12.61     $  10.52     $  10.51
Exercisable at December 31         $  11.02     $  10.45     $   9.88

11.  Retirement Plan

     The Company sponsors a defined contribution retirement or thrift plan (401(k) Plan) to assist all employees in providing for retirement or other future financial needs. Employee contributions (up to 6% of their earnings) are matched by the Company dollar for dollar. Effective November 1, 1992, the 401(k) Plan was modified to provide for increased Company matching of employee contributions whereby the monthly Company matching contributions will range from 6% to 9% of eligible participating employee earnings, if certain financial results are achieved. Due to improved financial results, the monthly matching contributions ranged from 6% to 9% during 1996 and 1995. For 1994, all matching contributions were at the 6% rate. The Company's contributions to the 401(k) Plan were $.3 million in 1996, $.2 million in 1995 and $.2 million in 1994.

                            BERRY PETROLEUM COMPANY
                        Notes to the Financial Statements

12.  Oil Spill

     On December 25, 1993, the Company experienced a crude oil spill of approximately 2,100 barrels on its PRC 735 State lease located in the Montalvo field in Ventura County, California. The spill required clean-up of the area directly around the pipe as well as the nearby beach and an agricultural runoff pond. Working closely with various regulatory agencies, the Company substantially completed the clean-up of the spill in January 1994. The Company negotiated a resolution of the state criminal investigation for a total of $.6 million in August 1994. The Company reached a final settlement for civil damages and penalties with the federal and state governments in January 1997 and a consent decree was approved and entered by the U.S. District Court in Los Angeles, California on February 14, 1997. The Company, without admitting any liability, agreed to pay approximately $3.2 million to federal and state agencies for response and assessment costs, civil damages and penalties arising from this incident. The Company received reimbursement under its insurance policy for approximately $2.3 million of the settlement amount. On December 31, 1996, the Company held cash of $2.6 million in an escrow account which was restricted for usage specifically for this pending settlement.

     The costs incurred and estimated to be incurred in connection with the spill not yet paid by the Company are included in accrued liabilities at December 31, 1996, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of December 31, 1996 and February 24, 1997, the Company had received approximately $9.8 million and $11.2 million, respectively, under its insurance coverage as reimbursement for costs incurred and paid by the Company associated with the spill. Management believes that it is probable that this matter, including final reimbursement, will be resolved in 1997 and that its previous accruals are adequate.

13.  Quarterly financial data (unaudited)

     The following is a tabulation of unaudited quarterly operating results for 1996 and 1995 (in thousands, except for per share data).

                         Operating      Gross        Net     Net Income
1996                      Revenues      Profit     Income     Per Share

First Quarter            $  12,145    $  6,825    $  3,861       $ .18
Second Quarter              13,219       7,820       4,398         .20
Third Quarter               13,433       7,063       4,012         .18
Fourth Quarter              16,394       8,958       5,275         .24
                           -------     -------     -------        ----
                         $  55,191    $ 30,666    $ 17,546       $ .80
                           =======     =======     =======        ====

1995

First Quarter            $  10,445    $  3,872    $  2,210       $ .10
Second Quarter              12,436       5,933       2,876         .13
Third Quarter               12,172       5,688       3,374         .16
Fourth Quarter              10,732       3,394       3,743         .17
                           -------     -------     -------        ----
                         $  45,785    $ 18,887    $ 12,203       $ .56
                           =======     =======     =======        ====

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

     Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the three years ended December 31, 1996. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

Changes in estimated reserve quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1996, 1995 and 1994, and changes in such quantities during each of the years then ended were as follows (in thousands):


                          1996              1995               1994
                      Oil      Gas      Oil       Gas     Oil       Gas
                     Mbbls     Mmcf    Mbbls      Mmcf    Mbbls     Mmcf
Proved developed
  and undeveloped
  reserves:
  Beginning of year 77,071    5,983   75,996     6,530   72,078    5,476
  Revision of previous
  estimates            739     (810)   5,266       803    6,002    1,847
  Production        (3,491)    (491)  (3,277)     (611)  (3,250)    (793)
  Sale of reserves
   in place              -        -   (1,698)     (739)       -        -
  Purchase of reserves
   in place         27,017        -      784         -    1,166        -
                   -------    -----   ------     -----   ------    -----
  End of year      101,336    4,682   77,071     5,983   75,996    6,530
                   =======    =====   ======     =====   ======    =====

Proved developed reserves:
  Beginning of year 62,856    3,380   62,718     4,727   62,261    4,810
                   =======    =====   ======     =====   ======    =====
  End of year       76,358    2,608   62,856     3,380   62,718    4,727
                   =======    =====   ======     =====   ======    =====

                         BERRY PETROLEUM COMPANY

Supplemental Information About Oil & Gas Producing Activities
(Unaudited)(Cont'd)

     Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands):

     The standardized measure has been prepared assuming year-end sales prices adjusted for fixed and determinable contractual price changes, current costs and statutory income tax rates previously legislated, and a ten percent annual discount rate. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.


                                     1996          1995          1994
Future cash inflows             $	1,875,373   $ 1,039,150    $  960,412
Future production and
  development costs                (429,879)     (311,955)     (317,735)
Future income tax expenses         (495,412)     (245,416)     (213,225)
                                  ---------     ---------     ---------
Future net cash flows               950,082       481,779       429,452

10% annual discount for estimated
  timing of cash flows             (529,523)     (273,478)     (248,499)
                                  ---------     ---------     ---------

Standardized measure of discounted
  future net cash flows         $   420,559   $   208,301    $  180,953
                                  =========     =========     =========

Pre-tax standardized measure
  of discounted future net
  cash flows                    $   634,579   $   308,370    $  263,890
                                  =========     =========     =========

Average sales prices at December 31:

          Oil ($/Bbl)           $     18.37   $     13.39    $    12.49
          Gas ($/Mcf)           $      3.02   $      1.45    $     1.78

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):


                                     1996          1995          1994

Standardized measure - beginning
   of year                      $   208,301   $   180,953    $   36,626
                                  ---------     ---------     ---------
Sales of oil and gas produced,
   net of production costs          (37,677)      (27,509)      (18,227)
Revisions to estimates of
   proved reserves:
  Net changes in sales prices and
    production costs                170,529        41,726       194,099
  Revisions of previous
    quantity estimates                4,020        23,584        24,315
  Change in estimated future
    development costs               (19,294)      (14,234)       (5,470)
Extensions, discoveries and improved
    recovery less related costs           -             -             -
Purchases of reserves in place      171,456         2,316         3,815
Sale of reserves in place                 -        (8,645)            -
Development costs incurred during
    the period                        9,305        14,034         4,678
Accretion of discount                30,837         2,639         4,602
Income taxes                       (101,936)      (13,126)      (68,416)
Other                               (14,982)        6,563         4,931
                                  ---------     ---------     ---------
Net increase                        212,258        27,348       144,327
                                  ---------     ---------     ---------
Standardized measure -
    end of year                 $   420,559    $  208,301    $  180,953
                                  =========     =========     =========

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 and related Securities and Exchange Commission rules require that directors and executive officers report to the Securities and Exchange Commission changes in their beneficial ownership of Berry stock, and that any late filings be disclosed. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements were complied with.

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

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.  Financial Statements and Schedules

      See Index to Financial Statements and Supplementary Data in Item 8.

B.  Reports on Form 8-K

     A Form 8-K was filed on December 2, 1996 to report an Item 2 - Acquisition of Assets. The Form 8-K was filed to report the acquisition on November 19, 1996 of the Tannehill assets for $25.5 million. No financial statements were filed with this Form 8-K, however, summary financial statements and pro forma information were filed on January 30, 1997 with a Form 8-K/A.

     A Form 8-K was filed on December 17, 1996 to report an Item 2 - Acquisition of Assets. The Form 8-K was filed to report the acquisition on December 13, 1996 of the Formax assets for $49.5 million. No financial statements were filed with this Form 8-K, however, summary financial statements and pro forma information were filed on February 21, 1997 with a Form 8-K/A.

     A Form 8-K was filed on December 19, 1996 to report an Item 6 - Resignation of Registrant's Chairman of the Board of Directors effective March 21, 1997.

     A Form 8-K/A was filed on March 4, 1997 to amend the original Form 8-K filed on December 19, 1996 to change the resignation of a director to an
Item 5 - Other Event as no disagreement or dispute existed.

     A Form 8-K was filed on December 18, 1996 to report an Item 5 - Other Event. The Form 8-K was filed to report the Company entering into a $150 million unsecured three-year revolving credit facility agreement with NationsBank of Texas.

     A Form 8-K/A was filed on January 30, 1997 to amend the original Form 8-K filed on December 2, 1996 to report the Tannehill acquisition, to update the Form 8-K to include the financial statements and pro forma financial information.

     A Form 8-K/A was filed on February 21, 1997 to amend the original Form 8-K filed on December 17, 1996 to report the Formax acquisition, to update the Form 8-K to include the financial statements and pro forma financial information.

     A Form 8-K was filed on January 23, 1997 to report an Item 5 - Other Event. The Form 8-K was filed to report a settlement with the state and federal government for the civil damages and penalties relating to the December 1993 oil pipeline release at the Company's Montalvo field in Ventura County, California.

C.   Exhibits

Exhibit No.               Description of Exhibit                   Page

3.1* Registrant's Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed on June 7, 1989, File No. 33-29165)
3.2* Registrant's Restated Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 on
        June 7, 1989, File No. 33-29165)
3.3*    Registrant's Certificate of Designation, Preferences and
        Rights of Series A Junior Participating Preferred Stock
        (filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-11708)
4.1* Rights Agreement between Registrant and Bank of America dated as of December 8, 1989 (filed as Exhibit 1 to Form 8-K filed on December 20, 1989, File No. 0-11708)
10.1*   Description of Cash Bonus Plan of Berry Petroleum Company
        (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-9735)
10.2* Salary Continuation Agreement dated as of March 20, 1987, as amended August 28, 1987, by and between Registrant and Jerry V. Hoffman (filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed on June 7, 1989, File No. 33-29165)
10.3* Form of Salary Continuation Agreements dated as of March 20, 1987, as amended August 28, 1987, by and between Registrant and selected employees of the Company (filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed on June 7,
        1989, File No. 33-29165)
10.4* Instrument for Settlement of Claims and Mutual Release by and among Registrant, Victory Oil Company, the Crail Fund and
        Victory Holding Company effective October 31, 1986 (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on May 22, 1987,
        File No. 33-13240)
10.5* 1987 Nonstatutory Stock Option Plan and 1987 Stock Appreciation Rights Plan as amended March 18, 1988 (filed as Exhibit 10.14 in Registrant's Registration Statement on Form S-8 filed on July 28, 1988, File No. 33-23326)
10.6* Service Contract by and between Registrant and Pride Petroleum Services, Inc. dated November 1, 1989 (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-11708)
10.7*   1994 Stock Option Plan (filed as Exhibit 10.8 to the
        Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-9735)
10.8* Standard Offer #2 Power Purchase Agreement dated May 1984, as amended by and between Registrant and Pacific Gas and Electric Company (filed as Exhibit 10.8 in Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1995,
        File No. 1-9735)
10.9* Purchase and Sale Agreement, dated as of November 8, 1996, by and between the Registrant and Tannehill Oil Company, Inc., a California corporation (filed as Exhibit 10.1 in Registrant's Form 8-K filed on December 2, 1996, File No. 1-9735)
10.10* Purchase and Sale Agreement, dated as of November 8, 1996, by and between the Registrant and Tannehill Electric Company, Inc., a California corporation (filed as Exhibit 10.2 in Registrant's Form 8-K on December 2, 1996, File No. 1-9735)
10.11* Purchase and Sale Agreement, dated as of November 8, 1996, by and between the Registrant and Tannehill Oil Company, a California general partnership, and Boyce Resource Development Company, a California corporation; Albert G. Boyce, Jr., as Trustee of Trust "B" Under the Will of Albert G. Boyce, Sr., Deceased; William J. Boyce; Albert Gallatin Boyce V;
        Mary Katherine Boyce; John T. Hinkle; General Western, Inc., a New Mexico corporation; Delmar R. Archibald Family Trust, dated June 22, 1982; Lisle Q. Tannehill; John W. Tannehill; Gail Kay Tannehill, as Trustee of the Gail Kay Tannehill Family Trust, dated April 9, 1996; and Thomas H. Tannehill, all acting as partners of Tannehill Oil Company and individually, jointly and severally (filed as Exhibit 10.3 in Registrant's Form 8-K filed on December 2, 1996, File No. 1-9735)

Exhibit No.                  Description of Exhibit                 Page

10.12*  Credit Agreement, dated as of December 1, 1996, by and between the Registrant and NationsBank of Texas, N.A.
        (filed as Exhibit 10.1 in Registrant's Form 8-K filed on December 18, 1996, File No. 1-9735)
10.13* Stock Purchase Agreement, dated December 11, 1996, by and between the Registrant and Exxon Corporation, a New Jersey corporation (filed as Exhibit 10.1 in Registrant's Form 8-K filed on December 17, 1996, File No. 1-9735)
10.14   Standard Offer #2 Power Purchase Agreement dated May 1984    43
        by and between Registrant's predecessor and Pacific Gas and Electric Company.
10.15   Standard Offer #1 Power Purchase Agreement dated            129
        January 16, 1997, by and between Registrant and
        Pacific Gas and Electric Company.
10.16   Warrant Certificate dated November 14, 1996,                211
        by and between Registrant and Tannehill Oil Company.
23.1    Consent of Coopers & Lybrand L.L.P.                         220
23.2    Consent of DeGolyer and MacNaughton                         221
27. **  Financial Data Schedule                                     222
99.1    Undertaking for Form S-8 Registration Statements            223
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


*  Incorporated by reference
** Included in the Company's electronic filing on EDGAR

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 21, 1997.

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

     Name                         Office                     Date

/s/ Jerry V. Hoffman 	    Chairman of the Board,        	March 21, 1997
Jerry V. Hoffman      	   President & Chief
                          Executive Officer

/s/ Benton Bejach	        Director                       March 21, 1997
Benton Bejach

/s/ William F. Berry     	Director                       March 21, 1997
William F. Berry

/s/ Gerry A. Biller	      Director                       March 21, 1997
Gerry A. Biller

/s/ Ralph B. Busch, III	  Director                       March 21, 1997
Ralph B. Busch, III

/s/ William E. Bush,Jr.   Director                       March 21, 1997
William E. Bush, Jr.

/s/ William B. Charles	   Director                       March 21, 1997
William B. Charles

/s/ Richard F. Downs      Director                       March 21, 1997
Richard F. Downs

/s/ John A. Hagg         	Director                       March 21, 1997
John A. Hagg

/s/Thomas J. Jamieson     Director                       March 21, 1997
Thomas J. Jamieson

/s/ Roger G. Martin      	Director                       March 21, 1997
Roger G. Martin