Form 10-Q
period 1997-03-31
BERRY PETROLEUM CO
filed 1997-05-05
CIK 778438

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1997

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

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 1997, was 21,073,434 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.










                          BERRY PETROLEUM COMPANY
                              MARCH 31, 1997
                                   INDEX






PART I. Financial Information                                      Page No.

Report of Coopers & Lybrand L.L.P., Independent Accountants . . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 March 31, 1997 and December 31, 1996   . . . . . . . . . . . . . . .  4

Condensed Income Statements for the Three Month Periods
   Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . .  5

Condensed Statements of
 Cash Flows for the Three Month Periods
   Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . .  6

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  7

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  8

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11









                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of March 31, 1997, and the condensed statements of income and of cash flows for the three month periods ended March 31, 1997 and 1996. These interim financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
May 2, 1997







                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands, Except Share Information)

                                                 March 31,     December 31,
                                                   1997            1996
                                                (Unaudited)
         ASSETS
Current Assets:
  Cash and cash equivalents                     $   12,972      $    9,970
  Cash-restricted                                        -           2,570
  Short-term investments available for sale            704             704
  Accounts receivable                                8,842          11,701
  Prepaid expenses and other                         1,530           1,307
                                                __________       _________
   Total current assets                             24,048          26,252

Oil and gas properties (successful efforts
 basis), buildings and equipment, net              150,491         149,510
Other assets                                           699             641
                                                __________       _________
                                                $  175,238      $  176,403
                                                ==========       =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    4,533      $    5,154
  Accrued liabilities                                3,474           5,300
  Federal and state income taxes payable             2,632           1,048
  Notes payable                                          -           6,900
                                                __________      __________

   Total current liabilities                        10,639          18,402

Long-term debt                                      39,000          36,000

Deferred income taxes                               21,865          20,992

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                      -               -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares authorized;
   21,073,434 shares issued and outstanding at
   March 31, 1997 (21,046,885 at December 31, 1996)    211             210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9               9
 Capital in excess of par value                     53,135          53,029
 Retained earnings                                  50,379          47,761
                                                __________       _________
   Total shareholders' equity                      103,734         101,009
                                                __________       _________
                                                $  175,238      $  176,403
                                                ==========      ==========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Income Statements
             Three Month Periods Ended March 31, 1997 and 1996
                    (In Thousands, Except Per Share Data)
                                (Unaudited)


                                                   1997            1996

Revenues:
  Sales of oil and gas                          $   17,025       $  12,145
  Interest and other income, net                       556             458
                                                __________       _________
                                                    17,581          12,603
                                                __________       _________

Expenses:
  Operating costs                                    5,568           3,814
  Depreciation, depletion and amortization           2,618           1,627
  General and administrative                         1,601           1,099
  Interest                                             575               -
                                                __________       _________
                                                    10,362           6,540
                                                __________       _________


Income before income taxes                           7,219           6,063
Provision for income taxes                           2,403           2,202
                                                __________       _________

Net income                                      $    4,816       $   3,861
                                                ==========       =========

Net income per share                            $      .22       $     .18
                                                ==========       =========

Weighted average number of shares
  of capital stock used to
  calculate earnings per share                      21,968          21,932
                                                ==========       =========

Cash dividends per share                        $      .10       $     .10
                                                ==========       =========





The accompanying notes are an integral part of these financial statements.



                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
             Three Month Periods Ended March 31, 1997 and 1996
                              (In Thousands)
                                (Unaudited)

                                                    1997             1996
Cash flows from operating activities:
 Net income                                      $   4,816       $   3,861
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation, depletion and amortization          2,618           1,627
   Other, net                                          364             600
                                                 _________       _________
    Net working capital provided by operating
    activities                                       7,798           6,088

  Decrease (increase) in accounts receivable,
   prepaid expenses and other                        2,636            (492)
  Increase (decrease) in current liabilities          (863)          1,362
                                                 _________       _________
    Net cash provided by operating activities        9,571           6,958

Cash flows from investing activities:
 Capital expenditures                               (3,557)         (2,326)
 Return of restricted cash                           2,570               -
 Proceeds from sale of assets                          501               -
 Maturities of short-term investments                    -             998
 Other                                                 (50)              -
                                                 _________       _________
    Net cash used in investing activities             (536)         (1,328)

Cash flows from financing activities:
 Dividends paid                                     (2,197)         (2,193)
 Payment of short-term note payable                 (6,900)              -
 Proceeds from issuance of long-term debt            3,000               -
 Other                                                  64               -
                                                 _________       _________
    Net cash used in financing activities           (6,033)         (2,193)
                                                 _________       _________
Net increase in cash and cash equivalents            3,002           3,437

Cash and cash equivalents at beginning of year       9,970          18,759
                                                 _________       _________

Cash and cash equivalents at end of period       $  12,972       $  22,196
                                                 =========       =========

Supplemental disclosures of cash flow information:
 Income taxes paid                               $       -       $   1,100
                                                 =========       =========
 Interest paid                                   $     611       $       -
                                                 =========       =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                              March 31, 1997
                                (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1997 and December 31, 1996 and results of operations and cash flows for the three month periods ended March 31, 1997 and 1996 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1996 financial statements. The December 31, 1996 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. On December 25, 1993, the Company experienced a crude oil spill on its Montalvo field in Ventura County, California. The clean-up of the spill was substantially completed in January 1994. The Company reached a final settlement for civil damages and penalties with the federal and state governments with a consent decree being approved and entered in February 1997. The Company, without admitting any liability, subsequently paid approximately $.9 million, net of insurance reimbursement, in settlement. The costs incurred and estimated to be incurred in connection with the spill not yet paid by the Company are included in accrued liabilities at March 31, 1997, and the probable remaining minimum insurance reimbursement is included in accounts receivable. As of March 31, 1997, the Company had received approximately $11.2 million under its insurance coverage as reimbursement for costs incurred and paid by the Company. Management believes that it is probable that this matter, including final reimbursement, will be resolved in 1997 and that its previous accruals are adequate.








                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                           Results of Operations

     The Company earned net income of $4.8 million, or $.22 per share, on revenues of $17.6 million during the first three months of 1997, up 23% from $3.9 million, or $.18 per share, earned in the first quarter of 1996 on revenues of $12.6 million, but down 9% from $5.3 million, or $.24 per share on revenues of $16.7 million earned during the fourth quarter of 1996.
                                                     Three Months Ended

                                                 Mar 31,  Mar 31,   Dec 31,
                                                   1997     1996      1996

Net Production - BOE per day                      11,697    9,101    10,678
Average Sales Price per BOE                       $16.16   $14.42    $16.64
Operating Costs per BOE *                         $ 5.29   $ 4.61    $ 5.45
Depreciation/Depletion (DD&A) per BOE             $ 2.49   $ 1.97    $ 2.13
General and Administrative Expenses per BOE		     $ 1.52   $ 1.33    $ 1.22

* Included production taxes of $.68, $.43 and $.51 in the first quarter of 1997 and the first and fourth quarters of 1996, respectively.

     Operating income was $8.8 million in the first quarter of 1997, up 31% from $6.7 million in the first quarter of 1996, and comparable to operating income in the fourth quarter of 1996.

     The increase in operating income from the first quarter of 1996 was due primarily to higher production and improved oil prices. The 29%
increase in production to 11,697 BOE/day in the first quarter of 1997 compared to the same quarter in 1996 was due primarily to the acquisition of the Formax and Tannehill properties in the fourth quarter of 1996 and the further development of the Company's Midway-Sunset properties.
Production in the first quarter of 1997 was 10% higher than the fourth quarter of 1996 for the same reasons, however, higher operating income from increased production in the first quarter compared to the fourth quarter of 1996 was offset by decreases related to lower oil prices and higher DD&A.
The posted price per barrel for the Company's 13 degree API gravity crude oil began 1997 at $18.75, reached a high of $19.50 on January 6th and ended the quarter at $15.50. This price swing was largely responsible for the $.48, or 3%, decline in the average sales price per BOE to $16.16 in the first quarter of 1997 from $16.64 in the fourth quarter of 1996.

     Daily oil and gas production increased to 11,697 BOE in the 1997 period, up 2,596 BOE and 1,019 BOE, respectively, from 9,101 BOE and 10,678 BOE in the first and fourth quarters of 1996. The increases were due primarily to production from acquired properties and the benefits of the Company's recent drilling programs.





     As part of the Company's 1997 capital budget, the Company plans to drill and complete 92 development wells and perform 93 workovers on its Midway-Sunset properties with a special emphasis on the further development of the Formax and Tannehill properties. As of March 31, 1997, a total of 17 development wells and 14 workovers were completed. The remainder of the drilling and workover program is scheduled for the second and third quarters of 1997. The Company is seeing the effects of the development completed thus far, with current production at approximately 12,300 BOE/day, and, assuming stable oil prices, anticipates that the remainder of the program will increase production to approximately 14,000 BOE/day by the end of this year.

     DD&A expense per BOE increased 26% and 17% to $2.49 in the first quarter of 1997 from $1.97 and $2.13 in the first and fourth quarters of 1996, respectively, due primarily to higher depreciation per barrel on the properties acquired in the fourth quarter of 1996, the acquisition of the 18 megawatt cogeneration plant and higher depreciation on the 38 megawatt facility.

     General and administrative costs also increased in the first quarter of 1997 to $1.6 million from $1.1 million and $1.2 million in the first and fourth quarters of 1996, respectively. The increases were primarily due to the exercise of stock options by Management in January. The Company expects general and administrative expenses, expressed on a cost per BOE basis, to decline in the remaining quarters of 1997 due to the non-recurring nature of certain first quarter expenses combined with higher production levels.

     Operating costs per BOE were $5.29 in the first quarter of 1997, $.68 higher than $4.61 in the first quarter of 1996, but $.16 lower than $5.45 in the fourth quarter of 1996. Both the fourth quarter of 1996 and the first quarter of 1997 were impacted by a period of very high natural gas fuel prices and by the cost of integrating acquired properties into the Company's producing and steaming operations. The cost of natural gas to the Company (including transportation) exceeded $4.00 per MMBTU in both December 1996 and January 1997 resulting in much higher steam costs related to the steam produced by the Company's lease generators and reducing the benefits derived by the Company through ownership of the two cogeneration plants located on its Midway-Sunset properties.

     The Company's effective tax rate in the three-month period ended March 31, 1997 was 33%, down from 36% in the same 1996 period. The lower rate is due to higher tax credits resulting from higher expenditures on qualifying enhanced oil recovery projects.

	Liquidity and Capital Resources

     Working capital at March 31, 1997 was $13.4 million, up $5.6 million from $7.8 million at December 31, 1996, but down $24.7 million from $38.1 million at March 31, 1996 due to the property acquisitions in the fourth quarter of 1996 and the subsequent retirement in January 1997 of $6.9 million in short-term debt issued in the acquisitions. Net cash provided by operations was $9.6 million in the first quarter, up $2.6 million from $7.0 million for the three months ended March 31, 1996, but down $1.9 million from $11.5 million for the three months ended December 31, 1996. Cash was used for capital expenditures of $3.6 million, including the drilling of 17 wells and a major turnaround at the 38 megawatt cogeneration plant, to pay dividends of $2.2 million and to retire $3.9 million of the Company's debt.

	Future Developments

     In April 1997, the Company entered into new Operations and Maintenance Contracts with Solar Turbines Incorporated, a subsidiary of Caterpillar, Inc., to operate the two cogeneration plants owned by the Company in the Midway-Sunset field. It is estimated that these new contracts will result in a $750,000 annual reduction in the Company's operating costs and reduce the Company's operational risks, as well.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which will be effective for reporting periods ending after December 15, 1997. Under this standard, basic and diluted earnings per share computations will be presented. Management does not believe that adoption of this standard will have a material effect on the financial statements of the Company.





                         BERRY PETROLEUM COMPANY
                        Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

Exhibit 15 - Accountants' Awareness Letter

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY





/s/  Jerry V. Hoffman
Jerry V. Hoffman
 Chairman, President and
 Chief Executive Officer






/s/  Ralph J. Goehring
Ralph J. Goehring
 Sr. Vice President and
 Chief Financial Officer
 (Principal Financial Officer)






/s/  Donald A. Dale
Donald A. Dale
 Controller
 (Principal Accounting Officer)



Date:  May 5, 1997








                 EXHIBIT 15. ACCOUNTANTS' AWARENESS LETTER


COOPERS            350 South Grand Avenue          telephone (213) 356-6000
& LYBRAND L.L.P.   Los Angeles, CA  90071-3405     facsimile (213) 356-6363



May 2, 1997


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington D.C.  20549

Re:  Berry Petroleum Company
     Commission File No. 1-9735


We are aware that our report dated May 2, 1997 on our review of the interim condensed financial statements of Berry Petroleum Company for the three-month period ended March 31, 1997, and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements on Form S-8 (File No. 33-23326 and 33-61337). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





/s/ Coopers & Lybrand L.L.P.








Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand (International)







