Form 10-Q
period 1997-06-30
BERRY PETROLEUM CO
filed 1997-08-04
CIK 778438

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1997

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

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of June 30, 1997 was 21,074,672 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                          BERRY PETROLEUM COMPANY
                               JUNE 30, 1997
                                   INDEX




PART I. Financial Information                                      Page No.

Report of Coopers & Lybrand L.L.P., Independent Accountants . . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . . .  4

Condensed Income Statements
 for the Three Month Periods
   Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . 5

Condensed Income Statements
 for the Six Month Periods
   Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . 6

Condensed Statements of
 Cash Flows for the Six Month Periods
   Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .7

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  9

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders . . . . . 11

Item 6. Exhibits and Reports on Form 8-K. . . .  . . . . . . . . . .  12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of June 30, 1997, the condensed statements of income for the three and six month periods ended June 30, 1997 and 1996, and the condensed statements of cash flows for the six month periods ended June 30, 1997 and 1996. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
August 1, 1997

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands, Except Share Information)

                                                 June 30,      December 31,
                                                   1997             1996
                                               (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                      $   7,532        $   9,970
  Cash-restricted                                        -            2,570
  Short-term investments - available for sale          705              704
  Accounts receivable                               10,002           11,701
  Prepaid expenses and other                         1,412            1,307
                                                 _________        _________
   Total current assets                             19,651           26,252

Oil and gas properties (successful efforts
 basis), buildings and equipment, net              153,974          149,510
Other assets                                           831              641
                                                 _________        _________
                                                 $ 174,456        $ 176,403
                                                 =========        =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   6,516        $   5,154
  Accrued liabilities                                1,556            5,300
  Federal and state income taxes payable               892            1,048
  Notes payable                                          -            6,900
                                                 _________        _________
   Total current liabilities                         8,964           18,402

Long-term debt                                      36,000           36,000

Deferred income taxes                               23,299           20,992

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                      -                -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares authorized;
   21,074,672 shares issued and outstanding at
   June 30, 1997 (21,046,885 at December 31, 1996)     211              210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                9
 Capital in excess of par value                     53,138           53,029
 Retained earnings                                  52,835           47,761
                                                 _________        _________
   Total shareholders' equity                      106,193          101,009
                                                 _________        _________
                                                 $ 174,456        $ 176,403
                                                 =========        =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                       Condensed Income Statements
             Three Month Periods Ended June 30, 1997 and 1996
                   (In Thousands, Except Per Share Data)
                                (Unaudited)


                                                   1997            1996

Revenues:
 Sales of oil and gas                           $ 15,988        $ 13,219
 Interest and other income, net                      252             507
                                                ________        ________
                                                  16,240          13,726
                                                ________        ________
Expenses:
 Operating costs                                   4,938           3,748
 Depreciation, depletion and amortization          2,353           1,688
 General and administrative                        1,347           1,294
 Interest and other, net                             581              75
                                                ________        ________
                                                   9,219           6,805
                                                ________        ________

Income before income taxes                         7,021           6,921
Provision for income taxes                         2,369           2,523
                                                ________        ________

Net income                                      $  4,652        $  4,398
                                                ========        ========

Net income per share                            $    .21        $    .20
                                                ========        ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                  21,973          21,939
                                                ========        ========

Cash dividends per share                        $    .10        $    .10
                                                ========        ========








The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                         Condensed Income Statements
               Six Month Periods Ended June 30, 1997 and 1996
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                                   1997              1996

Revenues:
 Sales of oil and gas                            $ 33,014         $ 25,364
 Interest and other income, net                       809              965
                                                 --------         --------
                                                   33,823           26,329
                                                 --------         --------

Expenses:
 Operating costs                                   10,506            7,562
 Depreciation, depletion and amortization           4,972            3,315
 General and administrative                         2,948            2,393
 Interest and other, net                            1,156               75

                                                   19,582           13,345
                                                 ________         ________

Income before income taxes                         14,241           12,984
Provision for income taxes                          4,772            4,725
                                                 ________         ________

Net income                                       $  9,469         $  8,259
                                                 ========         ========

Net income per share                             $    .43         $    .38
                                                 ========         ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                   21,970           21,935
                                                 ========         ========

Cash dividends per share                         $    .20         $    .20
                                                 ========         ========








The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
              Six Month Periods Ended June 30, 1997 and 1996
                              (In Thousands)
                                (Unaudited)
                                                    1997          1996
Cash flows from operating activities:
  Net income                                     $  9,469      $  8,259
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization         4,972         3,315
   Increase in deferred income tax liability        2,307         1,019
   Other, net                                        (665)          184
                                                 ________      ________
    Net working capital provided by operating
     activities                                    16,083        12,777

  Decrease (increase) in accounts receivable,
   prepaid expenses and other                       1,594          (172)
  Decrease in current liabilities                  (2,538)       (1,115)
                                                 ________      ________
    Net cash provided by operating activities      15,139        11,490
Cash flows from investing activities:
  Capital expenditures                             (9,357)       (5,183)
  Maturities of short-term investments                  -         8,190
  Return of restricted cash                         2,570             -
  Other, net                                          491             -
                                                 ________      ________
    Net cash provided by (used in)
     investing activities                          (6,296)        3,007

Cash flows from financing activities:
  Dividends paid                                   (4,395)       (4,387)
  Payment of short-term notes payable              (6,900)            -
  Proceeds from issuance of long-term debt          3,000             -
  Payment of long-term debt                        (3,000)            -
  Other, net                                           14           148
                                                 ________      ________
    Net cash used in financing activities         (11,281)       (4,239)
                                                 ________      ________

Net increase (decrease) in cash and cash
 equivalents                                       (2,438)       10,258

Cash and cash equivalents at beginning of year      9,970        18,759
                                                 ________      ________

Cash and cash equivalents at end of period       $  7,532      $ 29,017
                                                 ========      ========

Supplemental disclosures of cash flow information:
 Income taxes paid                               $  2,685      $  3,959
                                                 ========      ========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                               June 30, 1997
                                (Unaudited)

1. All adjustments which are, in the opinion of Management, necessary for a fair presentation of the Company's financial position at June 30, 1997 and December 31, 1996, results of operations and cash flows for the six month periods ended June 30, 1997 and 1996 and results of operations for the three month periods ended June 30, 1997 and 1996 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1996 financial statements. The December 31, 1996 Form 10-K and the Form 10-Q for the period ended March 31, 1997 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                            Results of Operations

     The Company had net income of $4.7 million for the three months ended June 30, 1997, or $.21 per share, up 7% from net income of $4.4 million, or $.20 per share, in the second quarter of 1996. For the six months ended June 30, 1997, the Company had net income of $ 9.5 million or $.43 per share, up 14% from $8.3 million, or $.38 per share, for the first six months of 1996.
                              Three Months Ended        Six Months Ended
                          June 30   March 31  June 30   June 30  June 30
                           1997       1997     1996       1997     1996

Net Production-BOE/day     12,253    11,697    9,465     11,976    9,276
Average Sales Price/BOE    $14.26    $16.16   $15.27     $15.18   $14.96
Operating Costs/BOE*       $ 4.43    $ 5.29   $ 4.35     $ 4.85   $ 4.48
Depreciation/Depletion
 (DD&A)/BOE                $ 2.11    $ 2.49   $ 1.96     $ 2.29   $ 1.96
General and Administrative
 Expenses(G&A)/BOE         $ 1.21    $ 1.52   $ 1.50     $ 1.36   $ 1.42

*includes production taxes

     Operating income from producing operations was $8.7 million in the second quarter of 1997 and $17.5 million for the six months ended June 30, 1997, up 12% and 21%, respectively, from $7.8 million in the second quarter of 1996 and $14.5 million in the six months ended June 30, 1996.

     Despite weaker oil prices in the second quarter of 1997, the Company achieved an improvement in operating income in the second quarter and first half of 1997 compared to the same periods in 1996 due primarily to higher oil and gas production volumes. Oil and gas production of 12,253 BOE/day in the second quarter and 11,976 BOE/day for the first six months of 1997 were 29% higher than 9,465 BOE/day in the second quarter of 1996 and 9,276 BOE/day in the first six months of 1996, respectively. The increases were due to production from properties acquired in the fourth quarter of 1996 and the drilling and workover programs for 1996 and 1997. Production on the Formax properties, purchased by the Company in December 1996, has increased by approximately 1,000 BOPD to a current level of approximately 1,950 BOE/day. Further development is planned on these and other properties operated by the Company in 1997 which should further increase total production in the third and fourth quarters of 1997. Crude oil price postings for the Company's 13 degree API gravity crude oil decreased in the second quarter from a price of $15.38 on April 1, 1997 to a low of $13.00 on June 19, 1997 and closed the quarter at $13.38 The average sales price per BOE received by the Company declined $1.90, or 12%, to $14.26 in the second quarter from $16.16 in the first quarter of 1997.

     The 1997 capital program, which includes the most active drilling program in the Company's history, includes 92 new development wells and 93 workover projects, primarily on the properties acquired in 1996 and the other leases operated in the Midway-Sunset field. As of August 4, 1997, 61 of the development wells and 43 of the workovers were complete.

Due to the success to date of the 1997 capital program and the reservoir response of recent steam stimulation efforts, the Company expects production to continue the recent trend of quarterly increases for the remainder of 1997.

     Operating costs per BOE were $4.43 in the second quarter of 1997, $.86 or 16%, lower than $5.29 per BOE for the first quarter of 1997 and comparable to $4.35 per BOE in the second quarter of 1996. The decrease from the first quarter of 1997 was due primarily to lower fuel gas costs and costs incurred in the first quarter to integrate the facilities of the acquired properties into existing operations.

     DD&A expense per BOE for the three month period ended June 30, 1997 was $2.11, down $.38, or 15%, from $2.49 in the first quarter of 1997, but up $.15, or 8%,from $1.96 in the second quarter of 1996. DD&A/BOE has increased slightly in 1997 due to higher DD&A/BOE incurred on the properties acquired in the fourth quarter of 1996.

     G&A decreased both on an aggregate and per BOE basis to $1.3 million, or $1.21 per BOE, in the second quarter of 1997 from $1.6 million, or $1.52, in the first quarter of 1997. G&A was $1.3 million, or $1.50 per BOE, in the second quarter of 1996. As was anticipated in our first quarter filing, G&A expressed on a per BOE basis is declining and Management expects this trend to continue in the second half of 1997.

                      Liquidity and Capital Resources

     Working capital at June 30, 1997 was $10.7 million, down 20% from $13.4 million at March 31, 1997, but up 35% from $7.9 million at December 31, 1996. Net cash provided by operations was $15.1 million in the first half of 1997, up 31% from $11.5 million generated in the first six months of 1996. This improvement in cash flow was a direct result of increased oil and gas production and revenue while maintaining comparable operating and G&A costs expressed on a per barrel basis.

     In the 1997 six month period, cash was used to retire $6.9 million in notes payable, fund capital expenditures of $9.4 million, which included the drilling of development wells and several enhancements to the Midway-Sunset facilities, and to pay dividends of $4.4 million.

                            Future Developments

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 1997. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the impact of both SFAS No. 130 and SFAS No. 131 on its financial statements.

                          BERRY PETROLEUM COMPANY
                          Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

      At the annual meeting, which was held at the Company's corporate offices on May 16, 1997, eleven incumbent directors were re-elected. Also, the firm of Coopers & Lybrand L.L.P. was ratified as the Company's independent accountants for 1997. The results of voting as reported by the inspector of elections are noted below:

1. There were 21,972,326 shares of the Company's common stock issued, outstanding and entitled to vote as of the record date, March 24, 1997.

2. There were present at the meeting, in person or by proxy, the holders of 19,319,827 shares, representing 87.93% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.

PROPOSAL ONE:  Election of Directors

                                         VOTES FOR    PERCENT     WITHHELD

Benton Bejach                           18,925,776     86.13%      394,051
William F. Berry                        18,924,810     86.13%      395,017
Gerry A. Biller                         18,926,510     86.14%      393,317
Ralph B. Busch, III                     18,926,363     86.14%      393,464
William E. Bush, Jr.                    18,926,610     86.14%      393,217
William B. Charles                      18,924,810     86.13%      395,017
Richard F. Downs                        18,926,450     86.14%      393,377
John A. Hagg                            18,926,750     86.14%      393,077
Jerry V. Hoffman                        18,926,910     86.14%      392,917
Thomas J. Jamieson                      18,925,910     86.14%      393,917
Roger G. Martin                         18,926,710     86.14%      393,117



PROPOSAL TWO:  Ratify the selection of Coopers & Lybrand L.L.P. as the independent accountants for the year 1997.

     VOTES FOR                           19,248,419     87.60%
     AGAINST                                  1,496       .00%
     ABSTAIN                                 69,912       .31%
     BROKER NON-VOTE                              0       .00%

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

BERRY PETROLEUM COMPANY



/s/ Jerry V. Hoffman
Jerry V. Hoffman
 Chairman, President and
  Chief Executive Officer



/s/ Ralph J. Goehring
Ralph J. Goehring
 Senior Vice President and
 Chief Financial Officer
 (Principal Financial Officer)



/s/ Donald A. Dale
Donald A. Dale
 Controller
 (Principal Accounting Officer)



Date:  August 4, 1997

                  EXHIBIT 15.  ACCOUNTANTS AWARENESS LETTER

COOPERS           350 South Grand Avenue           telephone (213) 356-6000
& LYBRAND L.L.P.  Los Angeles, CA 90071-3405       facsimile (213) 356-6363



August 1, 1997



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington D.C.  20549

Re:	Berry Petroleum Company
Commission File No. 1-9735


We are aware that our report dated August 1, 1997 on our review of the interim condensed financial statements of Berry Petroleum Company for the three and six-month periods ended June 30, 1997, and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements on Form S-8 (File No. 33-23326 and 33-61337). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/s/ Coopers & Lybrand L.L.P.











Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand (International)