Form 10-Q
period 1997-09-30
BERRY PETROLEUM CO
filed 1997-11-03
CIK 778438

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1997

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

NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of September 30, 1997 was 21,081,199 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                          BERRY PETROLEUM COMPANY
                            SEPTEMBER 30, 1997
                                   INDEX






PART I. Financial Information                                      Page No.

Report of Independent Accountants . . . . . . . . . . . . . . . . . . .3

Item 1. Financial Statements

Condensed Balance Sheets at
 September 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . 4

Condensed Statements of
 Operations for the Three Month Periods
   Ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . 5

Condensed Statements of
 Operations for the Nine Month Periods
   Ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . 6

Condensed Statements of
 Cash Flows for the Nine Month Periods
  Ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . 7

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  9

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of September 30, 1997, the condensed statements of income for the three and nine month periods ended September 30, 1997 and 1996, and the condensed statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These interim financial statements are the responsibility of the Company's management.

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

/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
October 31, 1997

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands Except Share Information)

                                               September 30,     December 31,
                                                    1997             1996
                                                (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                      $   7,901        $   9,970
  Cash-restricted                                      -              2,570
  Short-term investments - available for sale          705              704
  Accounts receivable                                9,139           11,701
  Prepaid expenses and other                         2,971            1,307
                                                 _________        _________
   Total current assets                             20,716           26,252

Oil and gas properties (successful efforts
 basis), buildings and equipment, net              157,146          149,510
Other assets                                           831              641
                                                 _________        _________
                                                 $ 178,693        $ 176,403
                                                 =========        =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   6,758        $   5,154
  Accrued liabilities                                1,829            5,300
  Federal and state income taxes payable             2,590            1,048
  Notes payable                                        -              6,900
                                                __________        _________
   Total current liabilities                        11,177           18,402

Long term debt                                      34,000           36,000

Deferred income taxes                               24,388           20,992

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000
  shares authorized; no shares outstanding             -                -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares
   authorized; 21,081,199 shares issued and
   outstanding at September 30, 1997
   (21,046,885 at December 31, 1996)                   211              210
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                9
 Capital in excess of par value                     53,135           53,029
 Retained earnings                                  55,773           47,761
                                                 _________        _________
   Total shareholders' equity                      109,128          101,009
                                                 _________        _________
                                                 $ 178,693        $ 176,403
                                                 =========        =========



The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item I. Financial Statements
                    Condensed Statements of Operations
           Three Month Periods Ended September 30, 1997 and 1996
                   (In Thousands, Except Per Share Data)
                                (Unaudited)


                                                   1997            1996

Revenues:
 Sales of oil and gas                           $ 16,775        $ 13,433
 Gain on disposition of assets                       768              16
 Interest and other income, net                      115             591
                                                ________        ________
                                                  17,658          14,040
                                                ________        ________

Expenses:
 Operating costs                                   5,599           4,671
 Depreciation, depletion and amortization          2,578           1,809
 General and administrative                        1,262           1,229
 Interest and other                                  607             -
                                                ________        ________
                                                  10,046           7,709
                                                ________        ________

Income before income taxes                         7,612           6,331
Provision for income taxes                         2,476           2,319
                                                ________        ________
Net income                                      $  5,136        $  4,012
                                                ========        ========

Net income per share                            $    .23        $    .18
                                                ========        ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                  21,978          21,942
                                                ========        ========

Cash dividends per share                        $    .10        $    .10
                                                ========        ========















The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                     Condensed Statements of Operations
            Nine Month Periods Ended September 30, 1997 and 1996
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                                    1997             1996

Revenues:
 Sales of oil and gas                            $ 49,788         $ 38,797
 Gain (loss) on disposition of assets               1,198              (25)
 Interest and other income, net                       493            1,597
                                                 ________         ________
                                                   51,479           40,369
                                                 ________         ________

Expenses:
 Operating costs                                   16,105           12,233
 Depreciation, depletion and amortization           7,549            5,124
 General and administrative                         4,209            3,622
 Interest and other                                 1,763               75
                                                 ________         ________
                                                   29,626           21,054
                                                 ________         ________

Income before income taxes                         21,853           19,315
Provision for income taxes                          7,248            7,044
                                                 ________         ________
Net income                                       $ 14,605         $ 12,271
                                                 ========         ========

Net income per share                             $    .66         $    .56
                                                 ========         ========

Weighted average number of
 shares of capital stock used
 to calculate earnings per share                   21,973           21,942
                                                 ========         ========

Cash dividends per share                         $    .30         $    .30
                                                 ========         ========

















The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
           Nine Month Periods Ended September 30, 1997 and 1996
                              (In Thousands)
                                (Unaudited)
                                                    1997          1996
Cash flows from operating activities:
 Net income                                      $ 14,605      $ 12,271
 Depreciation, depletion and amortization           7,549         5,124
 Increase in deferred income tax liability          3,396         2,517
 (Gain) loss on disposition of assets              (1,198)           25
 Other, net                                          (294)          124
                                                 ________      ________
    Net working capital provided by operating
     activities                                    24,058        20,061

Decrease (increase) in accounts receivable,
   prepaid expenses and other                         898          (909)
Decrease in current liabilities                      (325)       (1,619)
                                                 ________      ________
    Net cash provided by operating activities      24,631        17,533

Cash flows from investing activities:
 Capital expenditures                             (15,772)       (7,420)
 Proceeds from sale of assets                       1,982            11
 Maturities of short-term investments                 -          11,690
 Return of restricted cash                          2,570           -
 Other, net                                           (52)          -
                                                 ________      ________
    Net cash provided by (used in)
      investing activities                        (11,272)        4,281

Cash flows from financing activities:
 Dividends paid                                    (6,592)       (6,582)
 Payment of short-term notes payable               (6,900)          -
 Proceeds from issuance of long-term debt           3,000           -
 Payment of long-term debt                         (5,000)          -
 Other, net                                            64           148
                                                 ________      ________

    Net cash used in financing activities         (15,428)       (6,434)
                                                 ________      ________
Net increase (decrease) in cash and cash
 equivalents                                       (2,069)       15,380

Cash and cash equivalents, beginning of year        9,970        18,759
                                                 ________      ________

Cash and cash equivalents, end of period         $  7,901      $ 34,139
                                                 ========      ========

Supplemental disclosures of cash flow:
 Income taxes paid                               $  3,510      $  5,059
                                                 ========      ========
 Interest paid                                   $  1,763      $    -
                                                 ========      ========



The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                             September 30, 1997
                                (Unaudited)

1. All adjustments which are, in the opinion of Management, necessary for a fair presentation of the Company's financial position at September 30, 1997 and December 31, 1996, results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996 and results of operations for the three month periods ended September 30, 1997 and 1996 have been included. All such adjustments are of a recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1996 financial statements. The December 31, 1996 Form 10-K and the Form 10-Q's for the periods ended June 30 and March 31, 1997 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
               Item 2. Management?s Discussion and Analysis of
                Financial Condition and Results of Operations

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

                            Results of Operations

      The Company had net income of $5.1 million for the three month period ended September 30, 1997, or $.23 per share, up 28% from net income of $4.0 million, or $.18 per share, in the third quarter of 1996. Net income in the third quarter of 1997 also increased $0.4 million, or 9%, from $4.7 million in the second quarter of 1997. For the nine months ended September 30, 1997, the Company had net income of $14.6 million, or $.66 per share, up 19% from $12.3 million, or $.56 per share, for the nine months ended September 30, 1996.

                                 Three Months Ended       Nine Months Ended

                            Sept 30,   Jun 30,   Sept 30,  Sept 30,  Sept 30,
                              1997       1997      1996      1997     1996

Net production - BOE/day    12,854      12,253     9,782    12,272    9,454
Average sales price/BOE     $14.15      $14.26    $14.74    $14.82   $14.87
Operating costs/BOE *       $ 4.73      $ 4.43    $ 5.19    $ 4.81   $ 4.72
Depreciation/Depletion
 DD&A/BOE)                  $ 2.18      $ 2.11    $ 2.01    $ 2.25   $ 1.98
General & administrative
 expenses (G&A/BOE)         $ 1.07      $ 1.21    $ 1.37    $ 1.26   $ 1.40

* Includes production taxes. On a per barrel of oil equivalent (BOE) basis, production taxes were $.69 in the third quarter of 1997 and $.65 for the nine months ended September 30, 1997 compared to $.46/BOE and $.47/BOE for the third quarter and first nine months of 1996, respectively.

     Operating income from producing operations was up 21% to $8.6 million in the third quarter of 1997 from $7.1 million in the same period of 1996 and for the nine months ended September 30, 1997, it was up 22% to $26.1 million from $21.4 million for the first nine months of 1996.

     Although oil prices were weaker during the third quarter and the first nine months of 1997, operating income improved from the same three and nine month periods in 1996 due to higher oil production volumes. Production for the third quarter of 1997 of 12,854 BOE/day was 31% higher than the third quarter of 1996 (and 5% higher than the second quarter of 1997), and production for the nine months ended September 30, 1997 of 12,272 BOE/day was 30% higher than the first nine months of 1996. The increases were due to production from properties acquired in the fourth quarter of 1996, development drilling and intensified steaming operations on the Formax properties and further development of Berry's other Midway-Sunset properties. Production from the Formax properties, acquired in the fourth quarter of 1996, has continued to increase significantly and, as of this filing, is approximately 2,400 BOE/day. Crude oil postings rebounded in the third quarter. The average posting for the Company's 13 degree API gravity crude oil began the quarter at $13.38, but had increased to $15.75 by the end of the quarter. The average sales price per BOE was $14.15 in the third quarter of 1997, down approximately 1% and 4%, respectively, from the second quarter of 1997 and the third quarter of 1996.

     As of September 30, 1997, 79 development wells have been completed on the Midway-Sunset properties, with 8 wells not yet on production. Approximately 11 development wells remain to be drilled in the fourth quarter which will conclude the most active development year in the Company's history. With the drilling of the remainder of the wells in this year's budget, the Company expects to increase production on the Company's producing properties to at least 13,500 BOE/day by year-end. Additionally, the Company planned to perform remedial work on 93 shut-in or low producing wells during 1997. As of September 30, 1997, 51 remedial operations have been performed with varying results. The Company has postponed further remedial operations until the analysis of these results has been completed. However, based upon the results of the development and remedial operations of 1997, it is anticipated that 1998 will be another year of active development on the Company's core holdings.

     Operating costs in the third quarter were $4.73/BOE, down 9% from $5.19 in the third quarter of 1996, but 7% higher than $4.43 for the second quarter of 1997. Operating costs decreased from the third quarter of 1996 due primarily to higher costs experienced in the third quarter of 1996 related to work performed on four wells in the Montalvo field. Operating costs/BOE for the 1997 nine-month period were $4.81, up slightly from $4.72 incurred in the first nine months of 1996. Higher steam costs and higher production taxes in 1997 are hindering the Company's ability to further reduce operating costs. Steam costs have risen primarily for two reasons. First, as part of the 1997 development program, the Company increased its steam injection volume 47% in the first nine months of 1997 compared to the first nine months of 1996. Second, the cost of natural gas, which is used as fuel for steam generation, has risen 56% in 1997 compared to 1996. Although the Company has experienced significantly higher production volumes as a result of this increased activity, further benefit is expected as certain "cold" areas of the reservoir respond to the increased heat injection. Production taxes/BOE have increased $.18, or 38%, in the first nine months of 1997 compared to the 1996 period due primarily to the 1996 acquisitions and above-market pricing assumptions used by Kern County to calculate 1997/1998 property taxes.

     DD&A/BOE for the third quarter and first nine months of 1997 was $2.18 and $2.25, respectively. This continues the recent trend of slightly higher DD&A due to the acquisition of the Formax and Tannehill properties acquired in the fourth quarter of 1996.

     G&A/BOE continued the recent trend by declining to $1.07 in the third quarter and $1.26 for the first nine months of 1997 from $1.37 in the third quarter of 1996 and $1.40 in the first nine months of 1996. This very positive result was due to higher production volumes and continued cost controls by the Company which brings G&A/BOE costs in line with Management's expectations.

     The Company concluded the sale of its non-core Poso Creek (CA), Kern Front
(CA) and Frog Lake (LA) properties in the third quarter of 1997 for a small after-tax gain. The properties had high operating costs and low reserve growth potential and did not fit strategically into the long-term growth plans of the Company.
                    Liquidity and Capital Resources

     Working capital at September 30, 1997, was $9.5 million, down from $42.7 million at September 30, 1996 and $10.7 million at June 30, 1997. Net cash provided by operations was $24.6 million for the first nine months of 1997, up $7.1 million, or 41%, from $17.5 million in the same period in 1996. This increase is the result of higher production and effective cost control in both the operating and general and administrative expense areas.

     Cash has been used in 1997 to retire $6.9 million in notes payable, $2 million in long-term debt, fund capital expenditures of $15.8 million and pay dividends of $6.6 million. Proceeds from the sale of assets, net of income taxes, have generated $1.5 million in cash flow for all of 1997. The Company is reviewing and prioritizing its development opportunities for 1998. It is anticipated that the 1998 capital expenditure program will be less than the $16.4 million budget for 1997 and will be entirely funded by internally generated funds.

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



Date: November 3, 1997

                 EXHIBIT 15. ACCOUNTANTS AWARENESS LETTER


COOPERS            350 South Grand Avenue          telephone (213) 356-6000
& LYBRAND L.L.P.   Los Angeles, CA  90071-3405     facsimile (213) 356-6363



October 31, 1997


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington D.C.  20549

Re:  Berry Petroleum Company
     Commission File No. 1-9735


We are aware that our report dated October 31, 1997 on our review of the interim condensed financial statements of Berry Petroleum Company for the three and nine-month periods ended September 30, 1997, and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements on Form S-8 (File No. 33-23326 and 33-61337). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/s/ Coopers & Lybrand L.L.P.











Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand (International)