Form 10-K
period 1997-12-31
BERRY PETROLEUM CO
filed 1998-03-11
CIK 778438

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1997
                        Commission file number 1-9735

                           BERRY PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)

           DELAWARE                                 77-0079387
(State of incorporation or organization)(I.R.S. Employer Identification Number)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 20, 1998, the registrant had 21,101,720 shares of Class A Common Stock outstanding and the aggregate market value of the voting stock held by nonaffiliates was approximately $225,744,000.
This calculation is based on the closing price of the shares on the New York Stock Exchange on February 20, 1998 of $16.125. The registrant also had 898,892 shares of Class B Stock outstanding on February 20, 1998, all of which is held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                        BERRY PETROLEUM COMPANY
                           TABLE OF CONTENTS

                                PART I

Items 1
 and 2.     Business and Properties . . . . . . . . . . . . . . . . . . .   3
                  General . . . . . . . . . . . . . . . . . . . . . . . .   3
                  Oil Marketing . . . . . . . . . . . . . . . . . . . . .   4
                  Steaming Operations . . . . . . . . . . . . . . . . . .   4
                  Environmental and Other Regulations . . . . . . . . . .   5
                  Competition . . . . . . . . . . . . . . . . . . . . . .   6
                  Employees . . . . . . . . . . . . . . . . . . . . . . .   6
                  Divestiture of Properties . . . . . . . . . . . . . . .   6
                  Oil and Gas Properties. . . . . . . . . . . . . . . . .   6
                     Development  . . . . . . . . . . . . . . . . . . . .   6
                     Exploration  . . . . . . . . . . . . . . . . . . . .   8
                  Enhanced Oil Recovery Tax Credits . . . . . . . . . . .   8
                  Oil and Gas Reserves  . . . . . . . . . . . . . . . . .   8
                  Production  . . . . . . . . . . . . . . . . . . . . . .   8
                  Acreage and Wells . . . . . . . . . . . . . . . . . . .   9
                  Drilling Activity . . . . . . . . . . . . . . . . . . .   9
                  Title and Insurance . . . . . . . . . . . . . . . . . .   9

Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  10
Item 4.        Submission of Matters to a Vote of Security Holders. . . .  10

                  Executive Officers. . . . . . . . . . . . . . . . . . .  11

                                PART II

Item 5.        Market for the Registrant's Common Equity and Related
                  Shareholder Matters . . . . . . . . . . . . . . . . . .  12
Item 6.        Selected Financial Data  . . . . . . . . . . . . . . . . .  13
Item 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . .  14
Item 8.        Financial Statements and Supplementary Data  . . . . . . .  18
Item 9.        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure . . . . . . . . . .  37

                                PART III

Item 10.       Directors and Executive Officers of the Registrant . . . .  37
Item 11.       Executive Compensation . . . . . . . . . . . . . . . . . .  37
Item 12.       Security Ownership of Certain Beneficial
                  Owners and Management . . . . . . . . . . . . . . . . .  37
Item 13.       Certain Relationships and Related Transactions . . . . . .  37

                                PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  37

                                PART I

Items 1 and 2.  Business and Properties

General

     Berry Petroleum Company, ("Berry" or "Company"), is an independent energy company engaged in the production, development, acquisition, exploitation, exploration and marketing of crude oil and natural gas. The Company was incorporated in Delaware in 1985 and has been a publicly traded company since 1987. Berry's principal reserves and producing properties are located in Kern and Ventura Counties in California. Information contained in this report on Form 10-K reflects the business of the Company during the year ended December 31, 1997. The Company's corporate headquarters are located on its properties in the South Midway-Sunset field, near Taft, California and Management believes the current facilities are adequate.

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

Proved Reserves

     As of December 31, 1997, the Company's estimated proved reserves were 101 million barrels of oil equivalent, (BOE), of which 99.4% is crude oil. The majority of these proved reserves are owned in fee. Substantially all of the Company's reserves are located in California with 94.4% and 5.5% of total reserves in Kern and Ventura Counties, respectively. The Company's reserves have a long life, in excess of 20 years, which is primarily a result of the Company's strong position in heavy crude oil (the Company's properties in the Midway-Sunset field average 13 degree API gravity and the Montalvo field averages 16 degree API gravity). Production in 1997 was 4.6 million BOE, up 28% from 1996 production of 3.6 million BOE. For the five years 1993 through 1997, the Company's average reserve replacement rate was 245% at a cost of $2.81 per BOE.

Operations

     The Midway-Sunset field contains predominantly heavy crude oil, the production of which depends substantially on steam injection. Berry utilizes primary and cyclic steaming recovery methods in this field and utilizes primary recovery methods at its Montalvo field. Berry operates all of its principal oil producing properties. Field operations include the initial recovery of the crude oil and its transport through treating facilities into storage tanks. After the treating process is completed, which includes removal of water and solids by mechanical, thermal and chemical processes, the crude oil is metered through Lease Automatic Custody Transfer (LACT) units and transferred into crude oil pipelines owned by other companies. The point-of-sale is usually at the LACT unit.

Revenues

     The percentage of revenues by source for the prior three years is as follows:

                                                1997     1996     1995
                                               ------   ------   ------
Sales of oil and gas                             97%      97%      89%
Interest and other income                         3%       3%      11%

Oil Marketing

     The market for hydrocarbons continues to be quite volatile. California crude oil pricing fundamentals have improved since Alaska North Slope crude oil became available for export in mid-1996, and because of declining Alaska production. These combined factors are contributing to the reduction of the excess crude supply in the California market, thus strengthening California prices relative to West Texas Intermediate (WTI) prices. Although the spread has widened in recent months, over the last several years California heavy crude oil prices have increased as a percentage of WTI, from approximately 60% in 1990 to approximately 75% in both 1996 and 1997. Furthermore, a strengthened California economy is providing for increased petroleum product demand while, at the same time, past refinery investments have resulted in higher demand for the heavy barrel. The California downstream sector (refineries) has recently been involved in mergers, combinations, or realignments, and the impact on producers' prices is unknown at this time. Refinery upsets (fires, explosions, extended turnarounds, etc.) can impact local crude prices, for limited times, by weakening crude demand. Principally, as a result of large investments required by the refinery industry in California to meet product specifications and clean air regulations, the number of refineries has decreased. Average refinery utilization has increased from approximately 75% to 95% over the past decade and, therefore, any individual refinery disruption has a more pronounced impact on downstream crude oil demand.

     The Company may enter into crude oil or natural gas hedge contracts depending upon various factors including Management's view of future crude oil markets. Berry's 1997 average heavy crude oil sales price per barrel was $14.70, down $.72 per barrel, or 5%, from $15.42 in 1996 (both years are net of any hedging). The Company currently has a hedge contract for 3,000 barrels per day (B/D) with a California independent refiner which expires on August 31, 1998.

     Management of the Company does not believe that the loss of any single customer or contract would materially affect its business.
There are no significant delivery commitments and substantially all of the Company's oil and gas production is sold under short-term contracts at current market prices.

Steaming Operations

     Approximately 94% of the Company's proved reserves, or 95 million barrels, consist of heavy crude oil produced from depths less than 2000'. This heavy crude oil requires heat in the form of steam to be injected into the oil producing formations to reduce the oil viscosity and allow the oil to flow to the well-bore for production. As is typical in EOR operations, steam represents the highest cost component of operating expenses. The Company, in achieving its goal of being a low cost heavy oil producer, has focused on reducing its steam cost by the purchase of two gas-fired cogeneration facilities in 1995 and 1996. Steam generation from these facilities is more efficient than conventional steam generators, as both steam and electricity are produced from the same natural gas fuel supply. Another significant benefit is that the prices received upon the sale of electricity are currently based on natural gas prices. As natural gas prices fluctuate, so does the electricity revenue; thus, the Company's steam cost is substantially hedged against higher natural gas prices. As the California electric industry deregulates, this relationship will change and electricity revenues will be impacted by other factors in addition to natural gas prices and, consequently, the Company's steam costs will be more volatile.
Proceeds received from the sale of electricity produced by the Company's cogeneration facilities are reported as a reduction in operating costs.

     For its South Midway-Sunset properties, the Company's current steam production is generated by its 38 and 18 megawatt cogeneration facilities (approximately 18,500 barrels of steam per day (BSPD)) and, as needed, from conventional steam generators. In addition, the Company made modifications to use the duct-firing capability of its 38 megawatt facility to produce up to an additional 4,500 BSPD available for delivery to its South Midway-Sunset properties. Conventional steam generation is used by the Company at its South Midway-Sunset properties only as required to maintain current production levels, when additional steam injection is expected to economically produce additional crude oil and as emergency back-up steam generation to the cogeneration facilities.
On its North Midway-Sunset properties, the Company relies solely on conventional steam generators for its steam requirements. The Company has ample productive steam capacity for its requirements at both core areas. Current oil prices, near-term oil price expectations and natural gas prices are the primary factors determining steam levels generated from conventional generators. Due to low oil prices occurring in early 1998, the Company temporarily has shut down the duct-firing steam capacity and all conventional steam generators at South Midway-Sunset to reduce costs and improve cash flow.

     The Company's two cogeneration facilities sold electricity to a large California-based utility under Standard Offer #2 (SO2) contracts in 1996. The SO2 contract for the 38 megawatt facility expired on January 16, 1997, while the contract for the 18 megawatt facility does not expire until January 31, 2002. The SO2 contract for the 38 megawatt facility has been replaced by a 15-year Standard Offer #1
(SO1) contract effective January 16, 1997, which resulted in lower electricity revenues for the 38 megawatt facility. However, under the SO1 contract, the Company will continue to receive Short Run Avoided Cost pricing plus a portion of the proceeds related to available capacity that were received in prior years. Deregulation of the electricity generation market in California may have a positive or negative impact on the Company's future electricity revenues, however, the Company believes, at a minimum, that continued steam generation from cogeneration facilities will be significantly more efficient and cost effective than conventional steam generation.

     The Company has physical access to gas pipelines, such as the Kern River/El Paso and Southern California Gas Company systems, to transport its gas purchases required for steam generation. Prior to February 1997, natural gas purchases for the 38 megawatt cogeneration facility were subject to a long-term gas transportation agreement which required the Company to pay above-market transportation rates for a substantial portion of the facility's gas requirements. However, this contract expired and, as a result, the Company experienced substantial reductions in its gas transportation costs beginning in 1997.

Environmental and Other Regulations

     The operations of Berry are affected by federal, state, regional and local laws and regulations, including laws governing allowable rates of production, well spacing, air emissions, water discharges, endangered species, marketing, pricing, taxes and other laws relating to the petroleum industry. Berry is further affected by changes in such laws and by constantly changing administrative regulations.

     The Company's oil and gas operations and properties are subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with drilling and production activities, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.

     Berry has established policies and procedures for continuing compliance with environmental laws and regulations affecting its production. The costs incurred to comply with these laws and regulations are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters; however, the Company does not believe any such additional future expenses are material to its financial position or results of operations.

     Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect the Company any differently, or to any greater or lesser extent, than other companies in California and in the domestic industry as a whole. Berry believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company's operations or financial condition but there can be no assurances that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future.

     Berry maintains insurance coverage which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1997, which would have a material impact upon the Company's financial position or results of operations.

Competition

     The oil and gas industry is highly competitive. As an independent producer, the Company does not own any refining or retail outlets and, therefore, it has little control over the price it receives for its crude oil. As such, higher costs, fees and taxes assessed at the producer level cannot necessarily be passed on to the Company's customers. In acquisition activities, significant competition exists since integrated companies, independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Although many of these competitors have greater financial and other resources than the Company, Management believes that it is in a position to compete effectively due to its low cost structure, transaction flexibility, strong financial position and experience.

Employees

     On December 31, 1997, the Company had 99 full-time employees.

Divestiture of Properties

     In 1997, the Company sold its non-operated interests in Louisiana and its California San Joaquin Valley "Eastside" properties for a combined total of $1.5 million, and recorded a pre-tax gain of $.8 million. On the sale date, the Company had recorded reserves of 26,000 BOE associated with these properties. The Company disposed of these properties due to limited exploitation potential and high operating costs.

Oil and Gas Properties

     Development

     South Midway-Sunset - Berry owns and operates working interests in eighteen properties consisting of 1,730 acres located in the South Midway-Sunset field. The Company estimates these properties account for approximately 82% of the Company's proved oil and gas reserves and approximately 86% of its current daily production. Twelve of these properties are owned in fee. The wells produce from an average depth of approximately 1200'. These properties rely on thermal EOR methods, primarily cyclic steaming.

     During 1997, the primary focus on this field was directed at the integration of the recently acquired Formax and Tannehill properties into the Company's operations. Of the 76 new wells drilled in 1997 in this area, 54 were drilled on these newly acquired properties. In addition, during 1996 and 1997, the Company drilled a total of 4 horizontal wells in this field. The Company's objectives related to using this developing technology were to improve ultimate recovery of original oil-in-place, reduce the development and operating costs of the properties and accelerate production. The Company has obtained favorable results to date from these wells with current production of approximately 81 B/D each. With the drilling of these wells and the remedial work and workovers completed on 70 existing wells, the Company increased production approximately 36% during 1997 to 10,428 B/D. Included in the 1996 purchase of the Tannehill properties was the 18 megawatt cogeneration facility which has provided the Company with an additional 5,500 B/D of low cost steam used in its thermal EOR process. In 1998, the Company plans to drill an additional 42 development wells in this field, 5 of which will be horizontal wells.

     North Midway-Sunset - Berry owns and operates approximately 1,975 acres in the North Midway-Sunset field which account for approximately 9% of the Company's proved oil and gas reserves and 8% of daily production. These properties also rely on thermally enhanced oil recovery methods, primarily cyclic steaming. Berry's interests consist of four fee properties comprising 1,009 acres and eight leases comprising 966 acres. The wells produce from an average depth of approximately 1200'.

     During 1997, the Company drilled 13 development wells to maintain productive capacity and develop proved reserves. During 1998, the Company plans to drill an additional 20 development wells in this area. In addition, the Company has budgeted 3 intermediate depth exploitation wells to evaluate the Antelope Shale and other diatomaceous shale intervals.

     Montalvo - Berry owns 100% working interest in six leases in Ventura County, California in the Montalvo field. The State of California is the lessor for two of the six leases. The Company estimates current proved reserves from Montalvo account for approximately 6% of Berry's proved oil and gas reserves. Total production from these leases, comprised of 8,563 acres, represents approximately 6% of Berry's total current daily oil and gas production. The wells produce from an average depth of approximately 12,500'. No new wells were drilled in 1997 or 1996.

     The following is a summary of capital expenditures incurred during 1997 and 1996 and projected capital expenditures for 1998:

                        CAPITAL EXPENDITURES SUMMARY
                               (in thousands)

                                    1998(1)      1997       1996(2)
                                   ---------  ---------    ---------
                                  (Projected)

South Midway-Sunset Field
  New wells                       $  5,095    $ 10,078    $  4,099
  Remedials/workovers                1,070       1,695         499
  Facilities                         1,620       3,180         317
  Cogeneration facilities                -         208       1,134
                                    ------      ------      ------
                                     7,785      15,161       6,049
                                    ------      ------      ------
North Midway-Sunset Field
  New wells                          3,980       1,719         936
  Remedials/workovers                  130         251         213
  Facilities                           495         336         124
                                    ------      ------      ------
                                     4,605       2,306       1,273
                                    ------      ------      ------

Other                                1,087       1,130       1,911
                                    ------      ------      ------

Totals                            $ 13,477    $ 18,597    $  9,233
                                    ======      ======      ======



(1) Budgeted capital expenditures may be adjusted for numerous reasons including, but not limited to, results of drilling and oil price levels. See the Future Developments section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations.

(2) Excludes the acquisition of properties and the 18 megawatt cogeneration facility from Tannehill Electric Company.

     Exploration

     The Company did not participate in the drilling of any exploratory wells in 1997 or 1996 and has none budgeted in 1998. Although the Company has significantly reduced its exploration program since 1994 to concentrate on growth through development of existing assets and strategic acquisitions, as well as through improving profitability, the Company may investigate and pursue a focused exploration program in the future.

Enhanced Oil Recovery Tax Credits

     In 1990, President Bush signed into law the Revenue Reconciliation Act of 1990 which included a tax credit for certain costs associated with extracting high-cost marginal oil which utilizes at least one of nine designated "enhanced" or tertiary recovery methods. Cyclic steam and steam drive recovery methods, which Berry utilizes extensively, are qualifying EOR methods. Hydrocarbons produced from primary or other secondary recovery methods are not eligible for the credit. In 1996, California conformed to the federal law thus, on a combined basis, the Company is able to achieve credits approximating 12% of its qualifying costs. The credit is earned by investing in a qualified EOR project which includes three distinct costs: (1) drilling new wells, (2) adding facilities that are integrally related to qualified production, and (3) utilizing a tertiary injectant, such as steam, to produce oil. This credit is significant in reducing the Company's income tax liabilities and effective tax rate.

Oil and Gas Reserves

     Reserve Reports - The Company continued to engage DeGolyer and MacNaughton (D&M) to estimate the proved oil and gas reserves and the future net revenues to be derived from properties of the Company for the three years ended December 31, 1997 for all of the Company's properties. D&M is an independent oil and gas consulting firm located in Dallas, Texas. In preparing their reports, D&M reviewed and examined geologic, economic, engineering and other data provided by the Company considered applicable to each reserve report. They also examined the reasonableness of certain economic assumptions regarding forecasted operating and development costs and recovery rates in light of the economic environment on December 31, 1997. For the Company's operated properties, these reserve estimates are filed annually with the U.S. Department of Energy. Refer to the Supplemental Information About Oil
& Gas Producing Activities (Unaudited) for the Company's oil and gas reserve disclosures.

Production

     The following table sets forth certain information regarding production for the years ended December 31, as indicated:


                                        1997           1996           1995
Net annual production(1):              ------         ------         ------
  Oil  (Mbbls)                          4,503          3,491          3,277
  Gas (Mmcf)                              282            491            611
Total equivalent barrels(2)             4,550          3,573          3,379
Average sales price:
  Oil (per bbl)                       $ 14.70        $ 15.42        $ 13.56
  Gas (per mcf)                          2.68           1.99           1.50
  Per BOE                               14.71          15.36          13.48
Average production cost (per BOE)        4.92           4.92           5.41


(1) Net production represents that owned by Berry and produced to its interest, less royalty and other similar interests.
(2) Equivalent oil and gas information is at a ratio of 6 thousand cubic feet (mcf) of natural gas to 1 barrel (bbl) of oil.

Acreage and Wells

     At December 31, 1997, the Company's properties accounted for the following developed and undeveloped acres:

                          Developed Acres          Undeveloped Acres
                          ---------------          -----------------
                           Gross      Net           Gross        Net
                           -----     -----          -----       -----
California                 6,293     6,292          6,846       6,846
Other                      1,010       174              -           -
                          ------    ------         ------      ------
                           7,303     6,466          6,846       6,846
                          ======    ======         ======      ======

     Gross acres represent all acres in which Berry has a working interest; net acres represent Berry's aggregate working interests in the gross acres.

     Berry currently has 2,048 gross oil wells (2,037 net) and 5 gross gas wells (3.3 net). Gross wells represent the total number of wells in which Berry has a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by Berry. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity

     The following table sets forth certain information regarding
Berry's drilling activities for the periods indicated:


                              1997              1996             1995
                         --------------    -------------    -------------
                         Gross      Net    Gross     Net    Gross     Net
                         -----    -----    -----   -----    -----   -----
Exploratory wells drilled:
  Productive                0       0.0       0      0.0       0      0.0
  Dry(1)                    0       0.0       0      0.0       4      0.7
Development wells drilled:
  Productive               89      88.9      46     45.1      44     44.0
  Dry(1)                    1       1         3      2.1       1      1.0
Total wells drilled:
  Productive               89      88.9      46     45.1      44     44.0
  Dry(1)                    1       1         3      2.1       5      1.7



(1) A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well

Title and Insurance

     The Company is not aware of any defect in the title to any of its principal properties. Notwithstanding the absence of a recent title opinion or title insurance policy, the Company believes it has satisfactory title to these properties, subject to such exceptions as the Company believes are customary and usual in the oil and gas industry and which the Company believes will not materially impair its ability to recover the proved oil and gas reserves or to obtain the resulting economic benefits. Title insurance was obtained by the Company on the Tannehill and Formax properties upon their acquisition in 1996.

     The oil and gas business can be hazardous, involving unforeseen circumstances such as blowouts or environmental damage. Although it is not insured against all risks, the Company maintains a comprehensive insurance program to address the hazards inherent in the oil and gas business.

Item 3.   Legal Proceedings

     In 1993, the Company incurred an oil spill on its Montalvo properties. In early 1997, the Company reached a final settlement with the appropriate federal and state agencies. Management believes that its prior accruals have been adequate and that any remaining charges or income will be immaterial to the Company.

     The Company is a party to certain lawsuits arising in the ordinary course of business. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect such matters to have a material adverse effect on the financial statements of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

  None.

                           EXECUTIVE OFFICERS

     Listed below are the names, ages (as of December 31, 1997) and positions of the executive officers of Berry and their business experience during at least the past five years. All officers of the Company are elected in May of each year at an organizational meeting of the Board of Directors. There are no family relationships between any executive officers and members of the Board of Directors.

     JERRY V. HOFFMAN, 48, Chairman of the Board, President and Chief Executive Officer. Mr. Hoffman has been President and Chief Executive Officer since May 1994 and President and Chief Operating Officer from March 1992 until May 1994. Mr. Hoffman was added to the Board of Directors in March 1992 and named Chairman on March 21, 1997. Mr. Hoffman held the Senior Vice President and Chief Financial Officer positions from January 1988 until March 1992. Mr. Hoffman, a CPA, has held a variety of other positions with the Company and its predecessors since February 1985.

     DONALD A. DALE, 51, Controller since December 1985. Mr. Dale, a CPA, was the Controller for Berry Holding Company from September 1985 to December 1985.

     RALPH J. GOEHRING, 41, Senior Vice President and Chief Financial Officer. Mr. Goehring has been Senior Vice President since April 1997, Chief Financial Officer since March 1992 and was Manager of Taxation from September 1987 until March 1992. Mr. Goehring, a CPA, is also the Assistant Secretary for Berry Petroleum Company.

     KENNETH A. OLSON, 42, Corporate Secretary since December 1985 and Treasurer since August 1988. Mr. Olson, a CPA, has held a variety of other positions with the Company and its predecessors since July 1985.

     BRIAN L. REHKOPF, 50, Manager of Engineering since September 1997, joined the Company's engineering department in June 1997. Mr. Rehkopf, a registered petroleum engineer, was previously a Vice President and Asset Manager with ARCO Western Energy, a subsidiary of Atlantic
Richfield Corp. (ARCO) since 1992 and an Operations Engineering
Supervisor with ARCO from 1988 to 1992.

     MICHAEL R. STARZER, 36, Vice President of Corporate Development since March 1996 and Manager of Corporate Development since April 1995. Mr. Starzer, a registered petroleum engineer, was with Unocal from August 1983 to May 1991 and from August 1993 to April 1995. Mr. Starzer was an engineering consultant and worked with the California State Lands Commission from May 1991 to August 1993.

     STEVEN J. THOMAS, 47, passed away February 21, 1998. Mr. Thomas was Manager of Production from March 1993 until his death. Mr. Thomas joined the Company's engineering department in September 1992. Mr. Thomas, a registered petroleum engineer, was an engineering and petroleum consultant from 1990 to 1992 and was employed by Chevron USA from 1979 to 1990 in various drilling, production and facilities engineering positions.

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related
Shareholder Matters

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

     In 1989, the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one such Right for each outstanding share of Capital Stock on December 22, 1989. Each share of Capital Stock issued after December 22, 1989 includes one Right. The Rights expire on December 8, 1999. See Note 7 of Notes to the Financial Statements.

     In conjunction with the acquisition of Tannehill in 1996, the Company issued a Warrant Certificate to the beneficial owners of Tannehill Oil Company. This Warrant authorizes the purchase of 100,000 shares of Berry Petroleum Company Class A Common Stock until November 8, 2003 at $14.06 per share. All the warrants are currently outstanding and the underlying shares will not be registered under the Securities Act of 1933.

     Berry's Class A Common Stock is listed on the New York Stock
Exchange under the symbol "BRY". The Class B Stock is not publicly traded. The market data and dividends for 1997 and 1996 are shown below:


                            1997                           1996
                 ---------------------------    -----------------------------
                  Price Range      Dividends     Price Range        Dividends
                 High       Low    per Share    High      Low       per Share
                --------   ------  ---------   --------  ------     ---------
First Quarter   $ 15 7/8   $ 14       $  .10   $ 11 1/8  $ 8 3/4       $  .10
Second Quarter    19         13 7/8      .10     12 1/2   10 3/8          .10
Third Quarter     20 1/2     16 3/16     .10     11 3/4   10 3/8          .10
Fourth Quarter    21 3/8     17          .10     14 1/2   11 1/4          .10

     The closing price per share of Berry's Common Stock, as reported on the New York Stock Exchange Composite Transaction Reporting System for February 20, 1998, December 31, 1997 and December 31, 1996 was $16.125, $17.4375 and $14.375, respectively.

     The number of holders of record of the Company's Common Stock was 926 (and approximately 3,000 street name shareholders) as of February 20, 1998. There was one Class B Stockholder of record as of February 20, 1998.

     The Company paid cash dividends for many years prior to the roll-up of the various Berry companies into Berry Petroleum Company on December 16, 1985. Since Berry's formation, the Company has paid dividends on its Common Stock for eight consecutive semi-annual periods through September 1989 and for 33 consecutive quarters through December 31, 1997. The Company intends to continue the payment of dividends, although future dividend payments will depend upon the Company's level of earnings, operating cash flow, capital commitments and other relevant factors.

     At December 31, 1997, dividends declared on 4,041,400 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B group, for as long as this remaining member shall live.

Item 6.  Selected Financial Data

     The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in Item 8, "Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 1997 were derived from the audited financial statements and the accompanying notes to those financial statements (in thousands, except per share and per barrel data):

                           1997       1996       1995       1994       1993
Statement of Operations   ------     ------     ------     ------     ------
  Data:
  Sales of oil and gas  $ 67,172   $ 55,264   $ 45,773   $ 39,451   $ 42,843
  Operating costs         22,407     17,587     18,264     21,224     23,790
  General and administrative
    expenses (G&A)         5,907      4,820      4,578      5,118      5,999
  Depreciation, depletion
    & amortization(DD&A)  10,138      7,323      6,847      7,270      9,983
  Net income (loss)       19,260     17,546     12,203     (1,129)        32
  Basic net income (loss)
    per share                .88        .80        .56       (.05)         -
  Weighted average number
    of shares outstanding 21,976     21,939     21,932     21,932     21,926

Balance Sheet Data:
  Working capital       $ 11,499   $  7,850   $ 36,506   $ 38,273   $ 40,418
  Total assets           177,724    176,403    117,722    118,254    135,519
  Long-term debt          32,000     36,000          -          -          -
  Shareholders' equity   111,871    101,009     92,060     88,632     98,323
  Cash dividends
    per share                .40        .40        .40        .40        .55

Operating Data:
  Cash flow from
    operations            31,401     29,182     17,070     14,579     10,957
  Capital expenditures
  (excluding acquisitions)18,597     15,616     14,569      5,911     13,983
  Property acquisitions        -     69,330        503      1,023          -
  Per BOE:
    Sales price         $  14.71   $  15.36   $  13.48    $ 11.60   $  11.43
    Operating costs         4.92       4.92       5.41       6.28       6.35
    G&A                     1.30       1.35       1.35       1.51       1.60
                         -------    -------    -------    -------    -------
    Cash flow               8.49       9.09       6.72       3.81       3.48
    DD&A                    2.23       2.05       2.03       2.15       2.67
                         -------    -------    -------    -------    -------
    Operating income    $   6.26   $   7.04   $   4.69    $  1.66    $   .81
                         =======    =======    =======    =======    =======

  Production (BOE)         4,550      3,573      3,379      3,382      3,746

Proved Reserves Information:
  Total BOE              101,043    102,116     78,068     77,084     72,991
  Present value (PV10) of
    estimated future cash
    flow before
    income taxes        $376,459   $634,579   $308,370   $263,890   $ 50,124
  Year end BOE price for
    PV10 purposes          12.19      18.37      13.39      12.49       8.25

Other:
  Return on average
    shareholders' equity    18.1%      18.2%      13.6%      (1.2)%        0%
  Return on average total
    assets                  10.9%      13.3%      10.5%      (0.9)%        0%
  Total debt/total debt
    plus equity             22.2%      29.8%       N/A        N/A        N/A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides information on the results of operations for each of the three years ended December 31, 1997 and the financial condition, liquidity and capital resources as of December 31, 1997. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

     The profitability of the Company's operations in any particular accounting period will be directly related to the average realized prices of oil and gas sold, the type and volume of oil and gas produced and the results of acquisition, development, exploitation and exploration activities. The average realized prices for oil and gas will fluctuate from one period to another due to world and regional market conditions and other factors. The aggregate amount of oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. Production rates, steam costs, labor, maintenance expenses and production taxes are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing principal factors, among others.

                         Results of Operations

     Net income for 1997 was $19.3 million, up 10%, or $1.8 million, from $17.5 million in 1996 and 58%, or $7.1 million, from $12.2 million in 1995. For the fourth quarter of 1997, net income was $4.7 million, down 11% from $5.3 million in the fourth quarter of 1996, but up 27% from $3.7 million in the fourth quarter of 1995. Although production on the Company's core assets has continued to increase, profitability decreased from the third quarter of 1997 due to lower oil prices and higher operating costs.

     The following table presents certain operating data for the years ended December 31, 1997, 1996 and 1995 for comparative purposes:


                                          1997         1996         1995
                                          ----         ----         ----
Net production - BOE per day            12,465        9,762        9,258
Per BOE:
  Average sales price                  $14.71       $15.36       $13.48
  Operating costs*                        4.24         4.44         4.96
  Production taxes                        0.68         0.48         0.45
    Total operating costs                 4.92         4.92         5.41
  DD&A                                    2.23         2.05         2.03
  G&A                                     1.30         1.35         1.35
* Excluding production taxes.


     Operating income from producing operations was $35.0 million in 1997, up $4.3 million from $30.7 million in 1996 and up $15.9 million from $19.1 million in 1995. The improvement from 1996 was primarily due to higher production volumes, partially offset by both higher DD&A and production taxes, and lower oil prices.

     The average sales price/BOE received of $14.71 in 1997 was 4%
lower than the $15.36 received in 1996, but 9% higher than the $13.48 received in 1995. Recently, worldwide oil prices have declined sharply with average postings for Midway-Sunset field crude oil at $7.13 per barrel as of March 9, 1998. Oil and gas production was 12,465 BOE/day, up 28% from 9,762 BOE/day in 1996 and up 35% from 9,258 BOE/day in 1995. The increase in production was due primarily to the 1997 drilling and development program and increased steam volumes related to the properties acquired in the fourth quarter of 1996. Total production from the Formax and Tannehill properties purchased in the fourth quarter of 1996 has increased to approximately 3,900 BOE/day at the end of 1997 from approximately 2,200 BOE/day upon acquisition.

     The Company has a hedge contract for 3,000 B/D of the Company's crude production with a California refiner to help protect the Company's revenue from declines in the price of crude oil. The current contract was initiated in February 1997 and expires on August 31, 1998. The current price of California heavy crude oil is considerably under the lower threshold of the contract, therefore, the Company anticipates that its revenues per barrel will be beneficially impacted under the terms of the contract, if the low price levels continue.

     Operating costs per BOE in 1997 of $4.92 were equal to $4.92 in 1996 and 9% lower than $5.41 in 1995. The Formax properties were produced by our predecessor at reservoir temperatures below the temperature conditions on the Company's adjacent properties. To improve production levels, the Company provided additional heat to the reservoir by firing several conventional generators in addition to its cogeneration facilities to increase the volume of injected steam. However, the cost of conventionally generated steam is more expensive than the steam produced by the Company's two cogeneration plants. Therefore, the cost of steam and the volume injected increased in 1997 compared to 1996. On a per barrel basis, the Company more than offset this increased steam cost by reducing other lifting costs.

     Production taxes per BOE have increased $.20, or 42%, in 1997 compared to 1996 due primarily to the 1996 acquisitions and significantly higher pricing assumptions used by Kern County to calculate the 1997/1998 property taxes. The Company expects lower production taxes in 1998, in both real terms and on a BOE basis, primarily due to the current low oil price environment and higher anticipated production. Although total operating costs increased, operating costs/BOE were equal to the 1996 level due to higher production volumes in 1997. The Company anticipates that its operating cost per BOE will trend lower in 1998 due to increased production, lower production taxes and continuing operating cost efficiencies.

     DD&A per BOE increased to $2.23 in 1997, up from $2.05 and $2.03 in 1996 and 1995, respectively. The increase was due primarily to the 1996 property acquisitions and increased drilling activity in 1996 and 1997. The Company expects that its DD&A cost per BOE will stay relatively flat to slightly higher in 1998.

     In 1997, the Company completed the sale of its California San Joaquin Valley "Eastside" non-core properties located in the Poso Creek and Kern Front fields and certain non-operated interests in Louisiana for a total of $1.5 million. The Company disposed of these properties due to limited exploitation potential and high operating costs.

     In the fourth quarter of 1996, the Company acquired the producing properties of Tannehill Oil Company and Formax Oil Company, which are adjacent to the Company's core South Midway-Sunset properties. At the time of the acquisitions, the properties produced approximately 2,250 barrels per day of 13 degree API gravity crude oil. As of December 31, 1997, production from these properties had increased to approximately 3,900 B/D, exceeding the Company's stated goal of 3,500 B/D.

General

     Interest and dividend income in 1997 was $.6 million, down from $2.1 million and $2.0 million in 1996 and 1995, respectively. In addition, interest expense for 1997 was $2.3 million, up significantly from $.2 million in 1996 and $0 in 1995. The Company did not capitalize any interest in 1997 or 1996. These fluctuations were due to the use of cash and debt to finance the acquisitions made in the fourth quarter of 1996. Total debt at December 31, 1996 was $42.9 million, comprised of long-term debt of $36 million and a short-term note payable of $6.9 million. However, by the end of 1997, total debt was $32 million, all long-term, for a total reduction of $10.9 million, or 25%. The Company expects long-term debt to decrease further in 1998 unless additional capital is needed for an acquisition and/or the price of crude oil remains low.

     G&A was $5.9 million in 1997, up 23% and 28%, from $4.8 million in 1996 and $4.6 million in 1995, respectively. However, on a BOE basis, G&A decreased to $1.30 from $1.35 in both 1996 and 1995. Two factors that increased G&A costs in 1997 were higher non-cash compensation related to the exercising of stock options and the writeoff of failed acquisition expenses. These two items accounted for $.7 million. The Company anticipates that its total G&A costs will not exceed its 1997 costs and will continue to decrease on a per BOE basis.

     The Company's effective income tax rate in 1997 was 32%, down from 36% and 37% in 1996 and 1995, respectively. The lower rate in 1997 was due to additional federal and state tax credits generated from increased investment in qualified enhanced oil recovery projects. The Company expects that its effective rate would decrease significantly in a continuing low oil price environment.

     In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". As required by this new standard, the Company reports two earnings per share amounts, basic net income per share and diluted net income per share. Basic net income per share is computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities had been converted to common shares during the period.

     Also, during 1997 the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of
Position (SOP) 96-1, "Environmental Remediation Liabilities" and SFAS
No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of these two pronouncements had no material impact on the financial statements of the Company.

     During 1996, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation." This statement sets forth alternative standards for recognition of the cost of stock-based compensation and requires that a Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As allowed in this statement, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 9 to the Company's financial statements.

         Financial Condition, Liquidity and Capital Resources

     Working capital as of December 31, 1997 was $11.5 million, up from $7.9 million at December 31, 1996, but down from $36.5 million at December 31, 1995. Cash flow from operations in 1997 increased to a record $31.4 million, up 8% and 84% from $29.2 million and $17.1 million in 1996 and 1995, respectively. Cash flow increased in 1997 from 1996 due primarily to higher production, offset partially by lower oil prices. Working capital increased in 1997 primarily because internally generated cash flow was more than sufficient to pay $18.6 million in capital expenditures, $8.8 million in dividends and retire $10.9 million in debt, $6.9 million of which was short-term notes payable. The Company drilled and completed 89 new wells in 1997, reworked an additional 70 wells and made several improvements and additions to surface facilities on the Company's core properties.

     On December 1, 1996, the Company established a $150 million unsecured three-year revolving credit facility with NationsBank of Texas. As of December 31, 1997, the borrowing base was $40 million, but was reduced to $35 million on January 23, 1998. The Company is carrying $32 million in long-term debt under this credit facility as of February 20, 1998.

     The total proved reserves at December 31, 1997 were 101 million BOE, down from 102.1 million BOE at December 31, 1996 and up from 78.1 million BOE at December 31, 1995. After production of 4.6 million BOE, the Company's proved reserves increased 3.5 million BOE, or 76%, of 1997 production. The increase in 1996 was primarily related to the acquisition of Tannehill and Formax in the fourth quarter of 1996. The Company's present value of estimated future net cash flows before income taxes, discounted at 10%, was $376 million at December 31, 1997, down 41% from $635 million at December 31, 1996, but up 22% from $308 million at December 31, 1995. These values were determined based on year end oil prices of $12.19, $18.37 and $13.39 per BOE for 1997, 1996 and 1995, respectively.

                          Future Developments

     In December 1997, worldwide crude oil prices began to decline sharply and, as of March 9, 1998, the current average posting for the Company's 13 degree API gravity crude oil is $7.13 per barrel. In response, the Company will defer a minimum of 25% of its original 1998 $13.4 million capital program until at least the latter part of 1998 or until crude prices recover. In addition, certain operating costs have been reduced, such as steam, contractor services and overhead in response to the current pricing situation. Also, in mid-March 1998 the Company is instituting a 10% across-the-board salary cut with certain members of Management taking a larger percentage reduction.

     Deregulation of the electricity generation market in California may have a positive or negative impact on the Company's future steam costs as electricity prices somewhat de-couple from natural gas prices. Currently, the Company's electricity price received for sales from the two cogeneration plants owned by the Company correlates directly with natural gas prices. Therefore, our net steam costs are fairly consistent between quarters and years. In the future, electricity prices will be determined by not only the cost of natural gas, but also the cost of coal, hydroelectric, nuclear and other sources of fuel. In addition, power consumption demand may make electricity prices more volatile than in the past.

     The Company has performed a review of its computer systems and software to determine what steps must be taken to ensure the Company can handle transactions in the year 2000 and beyond. To handle this "Year 2000" issue, the Company will be replacing all of its accounting software in 1998 and expects this project to be completed in a timely manner for a total cost of approximately $.6 million. The Company is assessing all other Company systems to verify that they are "Year 2000" compliant.

     In 1998, the Company will adopt SFAS No. 130, "Reporting
Comprehensive Income." Management does not believe that adoption of this standard will have a material impact on the financial statements of the Company.

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

Item 8.  Financial Statements and Supplementary Data


                         BERRY PETROLEUM COMPANY
                    Index to Financial Statements and
                           Supplementary Data

                                                                       Page

Report of Coopers & Lybrand L.L.P., Independent Accountants . . . . . . 19

Balance Sheets at December 31, 1997 and 1996  . . . . . . . . . . . . . 20

Statements of Operations for the
  Years Ended December 31, 1997, 1996 and 1995  . . . . . . . . . . . . 21

Statements of Shareholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995  . . . . . . . . . . . . 22

Statements of Cash Flows for the
  Years Ended December 31, 1997, 1996 and 1995  . . . . . . . . . . . . 23

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . 24

Supplemental Information About Oil & Gas Producing Activities . . . . . 35


Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Berry Petroleum Company

We have audited the accompanying balance sheets of Berry Petroleum
Company as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berry Petroleum Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


/s/ Coopers & Lybrand L.L.P.

February 20, 1998
Los Angeles, California

                         BERRY PETROLEUM COMPANY
                             Balance Sheets
                       December 31, 1997 and 1996
                (In Thousands, Except Share Information)

                                                   1997             1996
      ASSETS                                     -------          -------
Current assets:
 Cash and cash equivalents                     $   7,756        $   9,970
 Cash - restricted                                     -            2,570
 Short-term investments available for sale           718              704
 Accounts receivable                               8,990           11,701
 Prepaid expenses and other                        1,979            1,307
                                                 -------          -------
      Total current assets                        19,443           26,252



Oil and gas properties (successful efforts
   basis), buildings and equipment, net          157,441          149,510
Other assets                                         840              641
                                                 -------          -------
                                               $ 177,724        $ 176,403
                                                 =======          =======





                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Accounts payable                             $   4,432        $   5,154
 Notes payable                                        -            6,900
 Accrued liabilities                              2,459            5,300
 Federal and state income taxes payable           1,053            1,048
                                                -------          -------
      Total current liabilities                   7,944           18,402

Long-term debt                                   32,000           36,000

Deferred income taxes                            25,909           20,992

Shareholders' equity:
 Preferred stock, $.01 par value, 2,000,000
   shares authorized; no shares outstanding           -                -
 Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000
     shares authorized; 21,094,494 shares
     issued and outstanding (21,046,885 in 1996)    211              210
   Class B Stock, 1,500,000 shares authorized;
     898,892 shares issued and outstanding
     (liquidation preference of $899)                 9                9
 Capital in excess of par value                  53,422           53,029
 Retained earnings                               58,229           47,761
                                                -------          -------
       Total shareholders' equity               111,871          101,009
                                                -------          -------

                                              $ 177,724        $ 176,403
                                                =======          =======


The accompanying notes are an integral part of these financial statements.

                         BERRY PETROLEUM COMPANY
                        Statements of Operations
             Years ended December 31, 1997, 1996 and 1995
                 (In Thousands, Except Per Share Data)


                                        1997          1996          1995
                                      -------       -------       -------
Revenues:
  Sales of oil and gas              $  67,172     $  55,264     $  45,773
  Interest and dividend income            643         2,081         2,040
  Gain on sale of assets                1,093             -         3,073
  Other income (expense), net              87           (72)          304
                                      -------       -------       -------
                                       68,995        57,273        51,190
                                      -------       -------       -------

Expenses:
  Operating costs                      22,407        17,587        18,264
  Depreciation, depletion &
    amortization                       10,138         7,323         6,847
  Interest expense                      2,302           178             -
  Exploratory dry hole costs                -            71         2,012
  General and administrative            5,907         4,820         4,578
                                      -------       -------       -------
                                       40,754        29,979        31,701
                                      -------       -------       -------

Income before income taxes             28,241        27,294        19,489
Provision for income taxes              8,981         9,748         7,286
                                      -------       -------       -------

Net income                          $  19,260     $  17,546     $  12,203
                                      =======       =======       =======

Basic net income per share          $     .88     $     .80     $     .56
                                      =======       =======       =======
Diluted net income per share        $     .87     $     .80     $     .56
                                      =======       =======       =======

Weighted average number of
  shares of capital stock
  outstanding (used to calculate
  basic net income per share)          21,976        21,939        21,932

Effect of dilutive securities:
  Stock options                           173            25             -
  Warrants                                 16             -             -
                                      -------       -------       -------
Weighted average number of shares of
  capital stock used to calculate
  diluted net income per share         22,165        21,964        21,932
                                      =======       =======       =======








The accompanying notes are an integral part of these financial statements.

                         BERRY PETROLEUM COMPANY
                    Statements of Shareholders' Equity
               Years Ended December 31, 1997, 1996 and 1995
                   (In Thousands, Except Per Share Data)



                                          Capital in
                        Capital Stock     Excess of   Retained  Shareholders'
                     Class A   Class B    Par Value   Earnings     Equity
                     -------   -------   ----------   --------  ------------
Balances at
  January 1, 1995    $   210   $     9    $  52,852   $ 35,561     $  88,632

Stock options expired      -         -           (2)         -            (2)
Cash dividends declared-
  $.40 per share           -         -            -     (8,773)       (8,773)
Net income                 -         -            -     12,203        12,203
                       -----     -----      -------    -------       -------

Balances at
  December 31, 1995      210         9       52,850     38,991        92,060

Stock retired              -         -           (1)         -            (1)
Stock options exercised    -         -          180          -           180
Cash dividends declared-
  $.40 per share           -         -            -     (8,776)       (8,776)
Net income                 -         -  	         -     17,546        17,546
                       -----     -----      -------    -------       -------
Balances at
  December 31, 1996      210         9       53,029     47,761       101,009


Stock options
  exercised                1         -          393          -           394
Cash dividends declared-
  $.40 per share           -         -            -     (8,792)       (8,792)
Net income                 -         -            -     19,260        19,260
                       -----     -----      -------    -------       -------

Balances at
  December 31, 1997  $   211   $     9    $  53,422  $  58,229     $ 111,871
                       =====     =====      =======    =======       =======

















The accompanying notes are an integral part of these financial statements.

                         BERRY PETROLEUM COMPANY
                        Statements of Cash Flows
              Years Ended December 31, 1997, 1996 and 1995
                             (In Thousands)

                                         1997           1996            1995
Cash flows from operating activities:  -------        -------         -------

  Net income                        $   19,260     $   17,546      $   12,203
  Depreciation, depletion
    and amortization                   	10,138          7,323           6,847
  Gain on sale of assets                (1,093)             -          (3,073)
  Exploratory dry hole costs                 -             71           2,012
  Increase (decrease) in deferred
    income tax liability                 4,917          4,024          (1,985)
  Other, net                              (302)          (329)            (72)
                                       -------        -------         -------
Net working capital provided by
  operating activities                  32,920         28,635          15,932

  Decrease (increase) in current assets
    other than cash, cash equivalents
    and short-term investments           2,039         (2,262)          3,113
  Increase (decrease) in current
    liabilities other than
    notes payable                       (3,558)         2,809          (1,975)
                                       -------        -------         -------
Net cash provided by operating
  activities                            31,401         29,182          17,070
                                       -------        -------         -------
Cash flows from investing activities:
  Capital expenditures, excluding
    property acquisitions              (18,597)       (15,616)        (14,569)
  Property acquisitions                      -        (69,330)           (503)
  Proceeds from sale of assets           1,892            352           6,242
  Purchase of short-term investments       (14)          (710)         (3,078)
  Maturities of short-term investments       -         15,700          15,000
  Restricted cash deposit                2,570         (2,570)              -
  Other, net                               (50)          (100)            (96)
                                       -------        -------         -------
Net cash provided by (used in)
  investing activities                 (14,199)       (72,274)          2,996
                                       -------        -------         -------

Cash flows from financing activities:
  Proceeds from issuance of
    long-term debt                       3,000         36,000               -
  Proceeds from issuance of short-term
    notes payable                            -          6,900               -
  Payment of long-term debt             (7,000)             -               -
  Payment of short-term notes payable   (6,900)             -               -
  Dividends paid                        (8,792)        (8,776)         (8,773)
  Proceeds from exercise of
    stock options                          276            179               -
                                       -------        -------         -------
Net cash provided by (used in)
  financing activities                 (19,416)        34,303          (8,773)
                                       -------        -------         -------
Net increase (decrease) in cash and
  cash equivalents                      (2,214)        (8,789)         11,293
Cash and cash equivalents at
  beginning of year                      9,970         18,759           7,466
                                       -------        -------         -------
Cash and cash equivalents at
  end of year                        $   7,756      $   9,970       $  18,759
                                       =======        =======         =======

Supplemental disclosures of cash flow information:
  Interest paid                      $   2,319      $       -       $      12
                                       =======        =======         =======
  Income taxes paid                  $   4,280      $   4,709       $   5,554
                                       =======        =======         =======

The accompanying notes are an integral part of these financial statements.

                         BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

1.  General

     The Company is an independent energy company engaged in the production, development, acquisition, exploitation, exploration and marketing of crude oil and natural gas. Substantially all of the Company's oil and gas reserves are located in California. Approximately 99% of the Company's production is crude oil, which is principally sold to other oil companies for processing in refineries located in California.

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

Oil and gas properties, buildings and equipment

     The Company accounts for its oil and gas exploration and development costs using the successful efforts method. Under this method, costs to acquire and develop proved reserves and to drill and complete exploratory wells that find proved reserves are capitalized and amortized over the remaining life of the reserves using the units-of-production method. Exploratory dry hole costs and other exploratory costs, including geological and geophysical costs, are charged to expense when incurred. The costs of carrying and retaining unproved properties are also expensed when incurred.

     Depletion of oil and gas producing properties is computed using the units-of-production method. Depreciation of lease and well equipment is computed using the units-of-production method or on a straight-line basis over estimated useful lives ranging from 10 to 20 years. The estimated costs, net of salvage value, of plugging and abandoning oil and gas wells and related facilities are accrued using the units-of-production method and are taken into account in determining DD&A expense. Buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives ranging from 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Assets are grouped at the field level and if it is determined that the book value of long-lived assets cannot be recovered by estimated future undiscounted cash flows, they will be written down to fair value. When assets are sold, the applicable costs and accumulated depreciation and depletion are removed from the accounts and any gain or loss is included in income. Expenditures for maintenance and repairs are expensed as incurred.

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

2. Summary of significant accounting policies (cont'd)

Hedging

     The Company periodically enters into bracketed zero cost collar hedge contracts on a portion of its crude oil production with a California refiner to protect the Company's revenues from potential price declines. Any revenues received or costs incurred related to this hedging activity is reflected in sales of oil and gas of the Company.

Steam Costs

     The costs of producing steam are recorded as an operating expense of the Company. Proceeds received from the sale of electricity produced by its cogeneration plants are reported as a reduction to operating costs in the Company's financial statements.

Stock-Based Compensation

     During 1996, the Company implemented the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards for recognition of the cost of stock-based compensation and requires that a Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As allowed in this statement, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 9 to the Company's financial statements.

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

Earnings Per Share

     In December 1997, the Company adopted SFAS No. 128, "Earnings per Share." As required by this new standard, the Company reports two earnings per share amounts, basic net income and diluted net income per share. Basic net income per share is computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities had been converted to common shares during the period. Comparative earnings per share data for prior periods presented has been restated to conform to the new standard.

Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

3.  Fair value of financial instruments

     Financial instruments consist of cash and short-term investments, whose carrying amounts are not materially different from their fair values because of the short maturity of those instruments. Cash equivalents consist principally of commercial paper investments. Cash equivalents of $6.2 million and $5.9 million at December 31, 1997 and 1996, respectively, are stated at cost, which approximates market.

     The Company's short-term investments available for sale at December 31, 1997 and 1996 consist of one United States treasury note. All of the short-term investments at December 31, 1997 mature in less than two years. The carrying value of the Company's long-term debt, which was incurred in 1996, is assumed to approximate its fair value since it is carried at current interest rates. For the three years ended December 31, 1997, realized and unrealized gains and losses were insignificant to the financial statements. United States treasury notes with an aggregate market value of $.6 million are pledged as collateral to the California State Lands Commission as a performance bond on the Company's Montalvo properties.

     To protect the Company's revenues from potential price declines, the Company entered into a bracketed zero cost collar hedge contract with a California refiner covering 3,000 barrels/day of its crude oil production. The posted price of the Company's 13 degree API gravity crude oil was used as the basis for the hedge. The current contract expires on August 31, 1998.

4.  Concentration of Credit Risks

     The Company sells oil, gas and natural gas liquids to pipelines, refineries and major oil companies. Credit is extended based on an evaluation of the customer's financial condition. For the three years ended December 31, 1997, the Company has experienced no credit losses on the sale of oil, gas and natural gas liquids.

     The Company places its temporary cash investments with high quality financial institutions and limits the amount of credit exposure to any one financial institution. For the three years ended December 31, 1997, the Company has not incurred losses related to these investments.

     The following summarizes the accounts receivable balances at December 31, 1997 and sales activity with significant customers for each of the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                          Sales
                   Accounts Receivable         For the Year Ended December 31,
           -----------------------------------  ----------------------------
 Customer  December 31, 1997 December 31, 1996     1997      1996      1995
 --------  ----------------- -----------------    ------    ------    ------
    A         $   1,812          $   2,246       $ 23,804  $ 23,067  $ 12,641
    B             1,681              1,845         19,482    14,478    12,918
    C                15              1,282          7,119    10,982     9,214
    D             1,587                  -         12,875         -         -
    E                 -                  -              -         -     5,265
                 ------             ------         ------    ------    ------
              $   5,095          $   5,373       $ 63,280  $ 48,527  $ 40,038
                 ======             ======         ======    ======    ======

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

5.  Oil and gas properties, buildings and equipment

     Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):

                                                        1997            1996
Oil and gas:                                           ------          ------
  Proved properties:
   Producing properties, including intangible
     drilling costs                                $  128,453      $  126,361
    Lease and well equipment                           92,461          88,539
  Unproved properties                                       -             169
                                                      -------         -------
                                                      220,914         215,069
  Less accumulated depreciation, depletion
    and amortization                                   65,828          67,995
                                                      -------         -------
                                                      155,086         147,074
                                                      -------         -------

Commercial and other:
  Land                                                    151             151
  Buildings and improvements                            4,034           3,938
  Machinery and equipment                               3,653           3,707
                                                      -------         -------
                                                        7,838           7,796
  Less accumulated depreciation                         5,483           5,360
                                                      -------         -------
                                                        2,355           2,436
                                                      -------         -------
                                                   $  157,441      $  149,510
                                                      =======         =======

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed (in thousands):

                                           1997          1996         1995
                                          ------        ------       ------
Acquisition of properties(1)           $       -     $  69,330    $     503
Exploration                                    -            40        1,420
Development(2)                            18,172        15,689       14,034
                                         -------       -------      -------
                                       $  18,172     $  85,059    $  15,957
                                         =======       =======      =======



(1) Excludes cogeneration facility costs and includes certain closing and consultant costs related to the acquisitions.

(2)  Includes cogeneration facilities.

The Company completed two significant acquisitions (Tannehill and Formax) in 1996 for a combined purchase price of approximately $75 million, including the purchase of an 18 megawatt cogeneration facility. The properties, which produced approximately 3,900 barrels per day of 13 degree API gravity crude oil at the end of 1997, are in the Company's core South Midway-Sunset producing area. These acquisitions had proved reserves of approximately 27 million barrels upon acquisition, and were financed by utilizing working capital and long-term borrowings.

                         BERRY PETROLEUM COMPANY
                   Notes to the Financial Statements

5.  Oil and gas properties, buildings and equipment (cont'd)

Results of operations from oil and gas producing and exploration activities

     The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31 are as follows (in thousands):

                                         1997        1996        1995
                                        ------      ------      ------
Sales to unaffiliated parties        $  67,172   $  55,264   $  45,773
Production costs                       (22,407)    (17,587)    (18,264)
Exploration expenses                         -         (71)     (2,012)
Depreciation, depletion and
  amortization                          (9,731)     (6,868)     (6,354)
                                       -------     -------     -------
                                        35,034      30,738      19,143
Income tax expenses                    (10,870)    (10,230)     (6,084)
                                       -------     -------     -------
Results of operations from producing
  and exploration activities         $  24,164   $  20,508   $  13,059
                                       =======     =======     =======

6.  Debt obligations
                                                     1997        1996
Long-term debt for the years ended December 31      ------      ------
 (in thousands):

  Revolving bank facility                        $  32,000    $  36,000
                                                   =======      =======

     At December 31, 1997, Berry had a $150 million unsecured three-year revolving credit facility with NationsBank of Texas. The maximum amount available is subject to an annual redetermination of the borrowing base in accordance with the lender's customary procedures and practices. Both parties have bilateral rights to one additional redetermination each year. As of December 31, 1997, the borrowing base was $40 million and the principal amount outstanding was $32 million. As of January 23, 1998, the borrowing base was reduced to $35 million. The revolving period is scheduled to terminate on November 30, 1999, at which time any unpaid balance can be converted to a four-year term loan, amortized quarterly. Interest on amounts borrowed is charged at NationsBank base rate or at London Interbank Offered Rates (LIBOR) plus 60 to 100 basis points, depending on the ratio of outstanding credit to the borrowing base. The weighted average interest rate on outstanding borrowings at December 31, 1997 was 6.48%. The Company pays a commitment fee of 20 to 35 basis points on the available unused portion of the commitment. The credit agreement contains various restrictive covenants as defined in the agreement.

     In conjunction with the purchase of Tannehill in November 1996, the Company incurred $6.9 million in short-term notes, which were due and paid on January 6, 1997.

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

     In December 1989, the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one Right for each outstanding share of Capital Stock. Each Right, when exercisable, entitles the holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock, or in certain cases other securities, for $38.00. The exercise price and number of shares issuable are subject to adjustment to prevent dilution. The Rights would become exercisable, unless earlier redeemed by the Company, 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of Common Stock or, 10 business days following the commencement of a tender or exchange offer for such outstanding shares which would result in such person or group acquiring 20% or more of the outstanding shares of Common Stock, either event occurring without the prior consent of the Company.

     The Rights will expire in December 1999 or may be redeemed by the Company at $.01 per Right prior to that date unless they have theretofore become exercisable. The Rights do not have voting or dividend rights, and until they become exercisable, have no diluting effect on the earnings of the Company. A total of 250,000 shares of the Company's Preferred Stock has been designated Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the Rights.

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

     The Company issued 47,621, 13,932, and -0- shares in 1997, 1996 and 1995, respectively, through its stock option plans.

      At December 31, 1997, dividends declared on 4,041,400 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, as long as this remaining member shall live.

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

8.  Income taxes

     The Provision for income taxes consists of the following (in thousands):

                                         1997        1996        1995
                                        -----       -----       -----
Current:
  Federal                            $  3,502    $  3,519    $  5,089
  State                                   995       1,027       2,042
                                       ------      ------      ------
                                        4,497       4,546       7,131
                                       ------      ------      ------

Deferred:
  Federal                               3,940       4,322         828
  State                                   544         880        (673)
                                       ------      ------      ------
                                        4,484       5,202         155
                                       ------      ------      ------
Total                                $  8,981    $  9,748    $  7,286
                                       ======      ======      ======

     The current deferred tax assets and liabilities are offset and presented as a single amount in the financial statements. Similarly, the noncurrent deferred tax assets and liabilities are presented in the same manner. The following table summarizes the components of the total deferred tax assets and liabilities before such financial statement offsets. The components of the net deferred tax liability consist of the following at December 31 (in thousands):


                                                    1997          1996
Deferred tax asset                                 ------        ------
  Federal benefit of state taxes                  $  1,900      $  1,710
  Credit/deduction carryforwards                     1,440             -
  Other, net                                           415           448
                                                   -------        ------
                                                     3,755         2,158
                                                   -------       -------

Deferred tax liability
  Depreciation and depletion                       (24,069)      (18,529)
  State taxes, net of federal benefit               (4,546)       (4,002)
  Other, net                                          (619)         (622)
                                                   -------       -------
                                                   (29,234)      (23,153)
                                                   -------       -------
Net deferred tax liability                      $  (25,479)   $  (20,995)
                                                   =======       =======

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

8.  Income taxes (cont'd)

     Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:


                                             1997        1996        1995
                                            ------      ------      ------

Tax computed at statutory federal rate        35.0%       35.0%       35.0%

  Asset acquisition/sale differences             -           -         6.7
  State income taxes, net of federal benefit   3.5         4.5         4.6
  Tax credits                                 (7.6)       (4.5)       (5.7)
  Other                                         .9          .7        (3.2)
                                             ------      ------      ------
Effective tax rate                            31.8%       35.7%       37.4%
                                             ======      ======      ======

     The Company has $.3 million of loss carryforwards which may be utilized in future years to reduce the Company's federal income taxes. These loss carryforwards expire in the year 2000. The Company also has approximately $2.2 million of federal and $1.0 million of state enhanced oil recovery (EOR) tax credit carryforwards available to reduce future income taxes. The EOR credits will expire in the year 2012, if not previously utilized.

     The Company went to trial in April 1993 before the U.S. Tax Court on certain federal tax issues relating to the years 1987 through 1989. The Court's decision was rendered in May 1995, resulting in an approximate $.5 million charge. The Company is pursuing an appeal of the Court's decision with respect to certain issues to the U.S. Court of Appeals (Ninth Circuit) and a hearing was held in March 1997 with a decision expected in the near future.

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

9.  Stock option and stock appreciation rights plans

     The Company has a 1987 Nonstatutory Stock Option Plan (the NSO
Plan) and a 1987 Stock Appreciation Rights Plan (the SAR Plan). The NSO Plan provided for the granting of options (Options) to purchase up to an aggregate of 700,000 shares of Common Stock. The SAR Plan originally authorized a maximum of 700,000 shares of Common Stock subject to stock appreciation rights (SARs). Holders of SARs have the right upon exercise to receive a payment, payable at the discretion of the Compensation Committee in cash or in shares of Common Stock, equal to the amount by which the market price exceeds the Base Price (as defined) with respect to the shares subject to such SARs on the date of exercise. In December 1994, the Board of Directors adopted a resolution to terminate the 1987 Stock Appreciation Rights Plan without utilizing the 307,860 SARs which were still available for issuance.
The 1,120 outstanding SARs at year end were exercised in early 1998. Total compensation expense recognized for the SAR Plan in 1997, 1996 and 1995 was $-0-, $.1 million and $-0-, respectively.

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

     On December 5, 1997, June 2, 1997 and December 6, 1996, 200,000,
40,000 and 480,000 Options, respectively, were issued to certain key employees at an exercise price of $19.375, $15.50 and $14.00 per share, respectively, which was the closing market price of the Company's Class
A Common Stock on the New York Stock Exchange on those dates. The Options vest 25% per year for four years. The 1994 Plan also allows for Option grants to the Board of Directors under a formula plan whereby all non-employee Directors are eligible to receive 3,000 Options annually on December 2 at the fair value on the date of grant. The Options granted to the non-employee Directors vest immediately. Through the 1994 Plan, 30,000, 33,000 and 33,000 Options, respectively, were issued on December 2, 1997, 1996 and 1995, (3,000 Options to each of the non-employee Directors each year) at an exercise price of $18.9375, $13.75 and $10.625 per share, respectively.

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, since the stock options related to the 1987 Plan were issued at prices below the existing current market prices and they were fully vested previously, compensation related to this plan was recorded in prior years. The Options issued per the 1994 Plan were issued at market price. Compensation recognized related to this plan was $.5 million in 1997, $.1 million in 1996 and $-0- in 1995.

     Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               1997        1996        1995
                                              ------      ------      ------
Dividend - $/year                            $   .40     $   .40     $   .40
Expected option life-years                         4           4           4
Volatility                                     26.03%      24.97%      24.97%
Risk-free interest rate                         5.48%       6.10%       6.10%

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

9. Stock option and stock appreciation rights plans (cont'd)

     Had compensation cost for the 1994 Plan been based upon the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share data):

                                             1997         1996         1995
                                            ------       ------       ------

Net income as reported                    $  19,260    $  17,546    $  12,203
Pro forma                                 $  19,185    $  17,387    $  12,066

Net income per share as reported          $     .88    $     .80    $     .56
Pro forma                                 $     .87    $     .79    $     .55

     The following is a summary of stock-based compensation activity for the years 1997, 1996 and 1995.

                              1997              1996              1995
                        ---------------    ---------------   --------------
                        Options    SARs    Options    SARs   Options    SARs
Balance outstanding,    -------   ------   -------   ------  -------   ------
 January 1              861,229    9,200   431,141   39,740  398,141   39,740
  Granted               270,000        -   513,000        -   33,000        -
  Exercised            (196,800)  (8,080)  (76,912  (30,540)       -        -
  Canceled/expired      (10,000)       -    (6,000)       -        -        -
Balance outstanding,    -------  -------   -------  -------  -------  -------
  December 31           924,429    1,120   861,229    9,200  431,141   39,740
                        =======  =======   =======  =======  =======  =======

Balance exercisable at
  December 31           256,929    1,120   231,229    9,200  206,141   39,740
                        =======  =======   =======  =======  =======  =======

Available for
  future grant           60,800        -   320,800        -  827,800        -
                        =======  =======   =======  =======  =======  =======
Exercise price-range    $  9.80  $  9.80   $  9.80  $  9.80   $ 9.80  $  9.80
                      to 19.375 to 10.00  to 14.00 to 10.00 to 10.75 to 10.00

Weighted average
  remaining contractual
  life (years)                9        1         9        2        8        3

Weighted average fair
  value per option
  granted during
  the year             $   4.56           $   3.22          $   2.23


Weighted average option exercise price information for the years 1997, 1996 and 1995 as follows:

                                           1997          1996          1995
                                          ------        ------        ------
Outstanding at January 1               $   12.61     $   10.52     $   10.51
Granted during the year                $   18.75     $   13.98     $   10.63
Exercised during the year              $   11.03     $   12.82     $       -
Expired during the year                $   14.00     $   10.69     $       -
Outstanding at December 31             $   14.71     $   12.61     $   10.52
Exercisable at December 31             $   13.09     $   11.02     $   10.45

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

10.  Retirement Plan

     The Company sponsors a defined contribution retirement or thrift plan (401(k) Plan) to assist all employees in providing for retirement or other future financial needs. Employee contributions (up to 6% of their earnings) are matched by the Company dollar for dollar.
Effective November 1, 1992, the 401(k) Plan was modified to provide for increased Company matching of employee contributions whereby the monthly Company matching contributions will range from 6% to 9% of eligible participating employee earnings, if certain financial results are achieved. Due to improved financial results, the monthly matching contributions ranged from 6% to 9% during 1997 and 1996. The Company's contributions to the 401(k) Plan were $.3 million in 1997 and 1996 and $.2 million in 1995.

11.  Oil Spill

     In December 1993, the Company experienced a crude oil spill at its Montalvo field in Ventura County, California. The Company reached final settlement with the federal and state governments in February 1997.
The Company's prior accruals were adequate in settling all claims.

12.  Quarterly financial data (unaudited)

     The following is a tabulation of unaudited quarterly operating results for 1997 and 1996 (in thousands, except for per share data).


                                                       Basic         Diluted
1997                Operating     Gross       Net     Net Income    Net Income
-----               Revenues      Profit     Income    Per Share     Per Share
                   ----------    --------   --------  -----------   -----------
First Quarter      $  17,025    $  8,952   $  4,816     $   .22       $   .22
Second Quarter        15,988       8,787      4,652         .21           .21
Third Quarter         16,775       8,697      5,136         .23           .23
Fourth Quarter        17,327       8,533      4,656         .22           .21
                     -------     -------    -------     -------       -------
                   $  67,115    $ 34,969   $ 19,260     $   .88       $   .87
                     =======     =======    =======     =======       =======

1996
-----
First Quarter      $  12,145    $  6,825   $  3,861     $   .18       $   .18
Second Quarter        13,219       7,820      4,398         .20           .20
Third Quarter         13,433       7,063      4,012         .18           .18
Fourth Quarter        16,394       8,958      5,275         .24           .24
                     -------     -------    -------     -------       -------
                   $  55,191    $ 30,666   $ 17,546     $   .80       $   .80
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

     Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the three years ended December 31, 1997. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves. The information provided does not represent Management's estimate of the Company's expected future cash flows or value of proved oil and gas reserves.

Changes in estimated reserve quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1997, 1996 and 1995, and changes in such quantities during each of the years then ended were as follows (in thousands):


                              1997               1996                1995
                        ---------------     ---------------    ---------------
                         Oil        Gas      Oil        Gas     Oil        Gas
                        Mbbls      Mmcf     Mbbls      Mmcf    Mbbls      Mmcf
Proved developed and   ------     ------   ------     ------  ------     ------
 undeveloped reserves:
  Beginning of year   101,336     4,682    77,071     5,983   75,996     6,530
  Revision of previous
    estimates           3,647      (869)      739      (810)   5,266       803
  Production           (4,503)     (282)   (3,491)     (491)  (3,277)     (611)
  Sale of reserves
    in place              (26)        -         -         -   (1,698)     (739)
  Purchase of reserves
    in place                -         -    27,017         -      784         -
                      -------    ------   -------    ------  -------    ------
  End of year         100,454     3,531   101,336     4,682   77,071     5,983
                      =======    ======   =======    ======  =======    ======

Proved developed reserves:
  Beginning of year    76,358     2,608    62,856     3,380   62,718     4,727
                      =======    ======   =======    ======  =======    ======

  End of year          86,858     1,457    76,358     2,608   62,856     3,380
                      =======    ======   =======    ======  =======    ======

                         BERRY PETROLEUM COMPANY

Supplemental Information About Oil & Gas Producing Activities
(Unaudited)(Cont'd)

     The standardized measure has been prepared assuming year-end sales prices adjusted for fixed and determinable contractual price changes, current costs and statutory tax rates (adjusted for tax credits and other items), and a ten percent annual discount rate. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.

     Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands):


                                      1997           1996            1995
                                  -----------    -----------     -----------
Future cash inflows               $ 1,232,749    $ 1,875,373     $ 1,039,150
Future production and
  development costs                  (421,305)      (429,879)       (311,955)
Future income tax expenses           (246,668)      (495,412)       (245,416)
                                    ---------      ---------       ---------
Future net cash flows                 564,776        950,082         481,779

10% annual discount for estimated
  timing of cash flows               (297,182)      (529,523)       (273,478)
                                    ---------      ---------       ---------
Standardized measure of discounted
  future net cash flows           $   267,594    $   420,559     $   208,301
                                    =========      =========       =========

Pre-tax standardized measure of
  discounted future net
  cash flows                      $   376,459    $   634,579     $   308,370
                                    =========      =========       =========

Average sales prices at December 31:

        Oil ($/Bbl)               $     12.19    $     18.37     $     13.39
        Gas ($/Mcf)               $      2.33    $      3.02     $      1.45

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):


                                        1997           1996           1995
                                      --------       --------       --------
Standardized measure -
  beginning of year                 $  420,559     $  208,301     $  180,953

Sales of oil and gas produced,
  net of production costs              (44,765)       (37,677)       (27,509)
Revisions to estimates of
    proved reserves:
  Net changes in sales prices
    and production costs              (259,026)       170,529         41,726
  Revisions of previous
    quantity estimates                  14,014          4,020         23,584
  Change in estimated future
    development costs                   (1,775)       (19,294)       (14,234)
Extensions, discoveries and improved
  recovery less related costs                -              -              -
Purchases of reserves in place               -        171,456          2,316
Sale of reserves in place                 (244)             -         (8,645)
Development costs incurred
  during the period                     18,597          9,305         14,034
Accretion of discount                   63,458         30,837          2,639
Income taxes                           109,780       (101,936)       (13,126)
Other                                  (53,004)       (14,982)         6,563
                                       -------        -------        -------
Net increase (decrease)               (152,965)       212,258         27,348
                                       -------        -------        -------
Standardized measure - end of year  $  267,594     $  420,559     $  208,301
                                       =======        =======        =======

                         BERRY PETROLEUM COMPANY

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                PART III

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 and related Securities and Exchange Commission rules require that directors and executive officers report to the Securities and Exchange Commission changes in their beneficial ownership of Berry stock, and that any late filings be disclosed. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements were complied with, except that one report for some shares gifted was filed late by Mr. William F. Berry.

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

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.  Financial Statements and Schedules

    See Index to Financial Statements and Supplementary Data in Item 8.

B.  Reports on Form 8-K

     None.

C.   Exhibits

Exhibit No.                    Description of Exhibit                    Page
-----------                  --------------------------                 ------
  3.1*     Registrant's Restated Certificate of Incorporation (filed as
           Exhibit 3.1 to the Registrant's Registration Statement on
           Form S-1 filed on June 7, 1989, File No. 33-29165)
  3.2* Registrant's Restated Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 on
           June 7, 1989, File No. 33-29165)
  3.3*     Registrant's Certificate of Designation, Preferences and
           Rights of Series A Junior Participating Preferred Stock
           (filed as Exhibit 3.3 to the Annual Report on Form 10-K
           for the year ended December 31, 1989, File No. 0-11708)
  4.1*     Rights Agreement between Registrant and Bank of America
           dated as of December 8, 1989 (filed as Exhibit 1 to Form 8-K filed on December 20, 1989, File No. 0-11708)
  10.1     Description of Cash Bonus Plan of Berry Petroleum Company       43
  10.2     Salary Continuation Agreement dated as of December 5, 1997,
           by and between Registrant and Jerry V. Hoffman                  44
  10.3     Form of Salary Continuation Agreement dated as of December 5,
           1997, by and between Registrant and Ralph J. Goehring and
           Michael R. Starzer                                              47
  10.4*    Form of Salary Continuation Agreements dated as of
           March 20, 1987, as amended August 28, 1987, by and between Registrant and selected employees of the Company (filed as Exhibit 10.12 to the Registration Statement on Form S-1
           filed on June 7, 1989, File No. 33-29165)
  10.5* Instrument for Settlement of Claims and Mutual Release by and among Registrant, Victory Oil Company, the Crail Fund and Victory Holding Company effective October 31, 1986
           (filed as Exhibit 10.13 to Amendment No. 1 to the
           Registrant's Registration Statement on Form S-4 filed on
           May 22, 1987, File No. 33-13240)
  10.6*    1994 Stock Option Plan (filed as Exhibit 10.8 to the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-9735)
  10.7* Purchase and Sale Agreement, dated as of November 8, 1996, by and between the Registrant and Tannehill Oil Company, Inc., a California corporation (filed as Exhibit 10.1 in Registrant's Form 8-K filed on December 2, 1996,
           File No. 1-9735)
  10.8* Purchase and Sale Agreement, dated as of November 8, 1996, by and between the Registrant and Tannehill Electric
           Company, Inc., a California corporation (filed as
           Exhibit 10.2 in Registrant's Form 8-K on December 2, 1996,
           File No. 1-9735)
  10.9* Purchase and Sale Agreement, dated as of November 8, 1996, by and between the Registrant and Tannehill Oil Company, a California general partnership, and Boyce Resource
           Development Company, a California corporation; Albert G.
           Boyce, Jr., as Trustee of Trust "B" Under the Will of
           Albert G. Boyce, Sr., Deceased; William J. Boyce;
           Albert Gallatin Boyce V; Mary Katherine Boyce; John T.
           Hinkle; General Western, Inc., a New Mexico corporation;
           Delmar R. Archibald Family Trust, dated June 22, 1982;
           Lisle Q. Tannehill; John W. Tannehill; Gail Kay Tannehill, as Trustee of the Gail Kay Tannehill Family Trust, dated
           April 9, 1996; and Thomas H. Tannehill, all acting as partners of Tannehill Oil Company and individually, jointly and severally (filed as Exhibit 10.3 in Registrant's Form 8-K filed on December 2, 1996,
           File No. 1-9735)

Exhibit No.              Description of Exhibit                          Page
-----------           ---------------------------                       ------
  10.10*   Credit Agreement, dated as of December 1, 1996,
           by and between the Registrant and NationsBank of
           Texas, N.A. (filed as Exhibit 10.1 in Registrant's
           Form 8-K filed on December 18, 1996, File No. 1-9735)
  10.11*   Stock Purchase Agreement, dated December 11, 1996,
           by and between the Registrant and Exxon Corporation,
           a New Jersey corporation (filed as Exhibit 10.1 in
           Registrant's Form 8-K filed on December 17, 1996,
           File No. 1-9735)
  10.12*   Standard Offer #2 Power Purchase Agreement dated
           May 1984 by and between Registrant's predecessor
           and Pacific Gas and Electric Company (filed as
           Exhibit 10.14 in Registrant's Form 10-K filed
           on March 21, 1997, File No. 1-9735)
  10.13*   Standard Offer #1 Power Purchase Agreement dated
           January 16, 1997, by and between Registrant and
           Pacific Gas and Electric Company (filed as
           Exhibit 10.15 in Registrant's Form 10-K filed on
           March 21, 1997, File No. 1-9735)
  10.14*   Warrant Certificate dated November 14, 1996, by and
           between Registrant and Tannehill Oil Company (filed as
           Exhibit 10.16 in Registrant's Form 10-K filed on
           March 21, 1997, File No. 1-9735)
  23.1     Consent of Coopers & Lybrand L.L.P.                            50
  23.2     Consent of DeGolyer and MacNaughton                            51
  27. **   Financial Data Schedule                                        52
  99.1     Undertaking for Form S-8 Registration Statements               53
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


*  Incorporated by reference
** Included in the Company's electronic filing on EDGAR

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 10, 1998.

                              BERRY PETROLEUM COMPANY


/s/ JERRY V. HOFFMAN    /s/ RALPH J. GOEHRING           /s/ DONALD A. DALE
JERRY V. HOFFMAN           RALPH J. GOEHRING              DONALD A. DALE
Chairman of the Board,     Senior Vice President and    Controller (Principal
President and Chief        Chief Financial Officer        Accounting Officer)
Executive Officer      (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates so indicated.

     Name                         Office                         Date

/s/ Jerry V. Hoffman       Chairman of the Board , President   March 10, 1998
Jerry V. Hoffman           & Chief Executive Officer

/s/ Benton Bejach          Director                            March 10, 1998
Benton Bejach

/s/ William F. Berry       Director                            March 10, 1998
William F. Berry

/s/ Gerry A. Biller        Director                            March 10, 1998
Gerry A. Biller

/s/ Ralph B. Busch, III    Director                            March 10, 1998
Ralph B. Busch, III

/s/ William E. Bush, Jr.   Director                            March 10, 1998
William E. Bush, Jr.

/s/ William B. Charles     Director                            March 10, 1998
William B. Charles

/s/ Richard F. Downs       Director                            March 10, 1998
Richard F. Downs

/s/ John A. Hagg           Director                            March 10, 1998
John A. Hagg

/s/ Thomas J. Jamieson     Director                            March 10, 1998
Thomas J. Jamieson

/s/ Roger G. Martin        Director                            March 10, 1998
Roger G. Martin

/s/ James A. Middleton     Director                            March 10, 1998
James A. Middleton