Form 10-Q
period 1998-03-31
BERRY PETROLEUM CO
filed 1998-05-05
CIK 778438

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1998
Commission file number 1-9735


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

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 1998, was 21,109,762 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                          BERRY PETROLEUM COMPANY
                              MARCH 31, 1998
                                   INDEX


PART I. Financial Information                                      Page No.

Report of Coopers & Lybrand L.L.P., Independent Accountants . . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 March 31, 1998 and December 31, 1997   . . . . . . . . . . . . . . .  4

Condensed Income Statements for the Three Month Periods
   Ended March 31, 1998 and 1997  . . . . . . . . . . . . . . . . . .  5

Condensed Statements of
 Cash Flows for the Three Month Periods
   Ended March 31, 1998 and 1997  . . . . . . . . . . . . . . . . . .  6

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  7

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  8

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of March 31, 1998, and the condensed statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
April 30, 1998

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands, Except Share Information)

                                                 March 31,     December 31,
                                                   1998            1997
                                                (Unaudited)
         ASSETS
Current Assets:
  Cash and cash equivalents                     $    9,244      $    7,756
  Short-term investments available for sale            725             718
  Accounts receivable                                7,009           8,990
  Prepaid expenses and other                         2,371           1,979
                                                __________      __________
   Total current assets                             19,349          19,443

Oil and gas properties (successful efforts
 basis), buildings and equipment, net              156,529         157,441
Other assets                                           775             840
                                                __________      __________
                                                $  176,653      $  177,724
                                                ==========      ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    3,600      $    4,432
  Accrued liabilities                                2,868           2,459
  Federal and state income taxes payable             2,449           1,053
                                                __________      __________
   Total current liabilities                         8,917           7,944

Long-term debt                                      30,000          32,000

Deferred income taxes                               26,053          25,909

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                      -               -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares authorized;
   21,109,762 shares issued and outstanding at
   March 31, 1998 (21,094,494 at December 31, 1997)    211             211
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9               9
 Capital in excess of par value                     53,363          53,422
 Retained earnings                                  58,100          58,229
                                                __________       _________
   Total shareholders' equity                      111,683         111,871
                                                __________       _________
                                                $  176,653      $  177,724
                                                ==========      ==========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Income Statements
             Three Month Periods Ended March 31, 1998 and 1997
                    (In Thousands, Except Per Share Data)
                                (Unaudited)


                                                   1998            1997

Revenues:
  Sales of oil and gas                          $   11,485       $  17,041
  Interest and other income, net                        91             540
                                                __________       _________
                                                    11,576          17,581
                                                __________       _________

Expenses:
  Operating costs                                    4,479           5,568
  Depreciation, depletion and amortization           2,526           2,618
  General and administrative                         1,191           1,601
  Interest                                             504             575
                                                __________       _________
                                                     8,700          10,362
                                                __________       _________

Income before income taxes                           2,876           7,219
Provision for income taxes                             805           2,403
                                                __________       _________

Net income                                      $    2,071       $   4,816
                                                ==========       =========

Basic net income per share                      $      .09       $     .22
                                                ==========       =========
Diluted net income per share                    $      .09       $     .22
                                                ==========       =========
Cash dividends per share                        $      .10       $     .10
                                                ==========       =========
Weighted average number of shares
  of capital stock outstanding (used to
  calculate basic net income per share)             22,002          21,968

Effect of dilutive securities:
  Stock options                                         82              96
  Warrants                                              10               4
                                                __________       _________

Weighted average number of shares of
  capital stock used to calculate
  diluted net income per share                      22,094          22,068
                                                ==========       =========



The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
             Three Month Periods Ended March 31, 1998 and 1997
                              (In Thousands)
                                (Unaudited)

                                                    1998            1997
Cash flows from operating activities:
 Net income                                      $   2,071       $   4,816
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation, depletion and amortization          2,526           2,618
   Other, net                                           39             364
                                                 _________       _________
    Net working capital provided by operating
    activities                                       4,636           7,798

  Decrease in accounts receivable, prepaid
   expenses and other                                1,589           2,636
  Increase (decrease) in current liabilities           973            (863)
                                                 _________       _________
    Net cash provided by operating activities        7,198           9,571

Cash flows from investing activities:
 Capital expenditures                               (1,538)         (3,557)
 Return of restricted cash                               -           2,570
 Proceeds from sale of assets                           13             501
 Other, net                                             16             (50)
                                                 _________       _________
    Net cash used in investing activities           (1,509)           (536)

Cash flows from financing activities:
 Dividends paid                                     (2,201)         (2,197)
 Payment of long-term debt                          (2,000)              -
 Payment of short-term note payable                      -          (6,900)
 Proceeds from issuance of long-term debt                -           3,000
 Other                                                   -              64
                                                 _________       _________
    Net cash used in financing activities           (4,201)         (6,033)
                                                 _________       _________
Net increase in cash and cash equivalents            1,488           3,002

Cash and cash equivalents at beginning of year       7,756           9,970
                                                 _________       _________

Cash and cash equivalents at end of period       $   9,244       $  12,972
                                                 =========       =========

Supplemental disclosures of cash flow information:
 Income taxes paid                               $       -       $       -
                                                 =========       =========
 Interest paid                                   $     491       $     611
                                                 =========       =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                              March 31, 1998
                                (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1998 and December 31, 1997 and results of operations and cash flows for the three month periods ended March 31, 1998 and 1997 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1997 financial statements. The December 31, 1997 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", in the first quarter of 1998 which had no impact on the Company's financial statements.

4. In April 1998, the Company was informed that the U.S. Court of Appeals (Ninth Circuit) upheld the decisions of the U.S. Tax Court which disallowed certain tax deductions claimed by the Company in its 1987 through 1989 federal tax returns. This decision will have no impact on the Company's financial statements, as all taxes related thereto have previously been paid.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations




                           Results of Operations

     The Company earned net income of $2.1 million, or $.09 per share, on revenues of $11.6 million for the first quarter of 1998, down 56% from net income of $4.8 million, or $.22 per share, on revenues of $17.6 million in the first quarter of 1997. Net income for the 1998 quarter was also down from the fourth quarter 1997 net income of $4.7 million, or $.22 per share, on revenues of $17.3 million.

     The following table presents certain comparative operating data for the three month periods:

                                                     Three Months Ended

                                                 Mar 31,  Mar 31,   Dec 31,
                                                   1998     1997     1997

Net Production - BOE per day                      12,639   11,697   13,036
Per BOE:
 Average sales price                              $10.03   $16.16   $14.41
 Operating costs*                                 $ 3.26   $ 4.61   $ 4.52
 Production taxes                                 $  .68   $  .68   $  .74
  Total operating costs                           $ 3.94   $ 5.29   $ 5.26
 Depreciation & depletion (DD&A)                  $ 2.22   $ 2.49   $ 2.16
 General and administrative (G&A) expenses        $ 1.05   $ 1.52   $ 1.42

* excludes production taxes

     Operating income was $4.6 million in the first quarter of 1998, down from $8.8 million in the first quarter of 1997 and $8.5 million in the fourth quarter of 1997.

     The decrease in operating income in the first quarter of 1998 compared to both the first and fourth quarters of 1997 was primarily due to lower oil prices. Oil prices in the first quarter of 1998 were significantly lower, averaging $9.98 per barrel, down 38% and 31% from $16.15 and $14.38 in the first quarter and fourth quarters of 1997, respectively. The Company's oil price received in the 1998 period included a $.71/bbl benefit from a crude oil hedge contract with an independent California refiner which expires in August 1998. Posted oil prices began 1998 at $12.19/bbl, declined to a low of $6.50 on March 16, 1998, and rebounded slightly to $8.69 at the end of the quarter. The price experienced on March 16th represented the lowest inflation-adjusted price for the Company's 13 degree API gravity crude for many decades. Production of 12,639 BOE/day in the first quarter of 1998 was 942 BOE/day, or 8%, higher than 11,697 BOE/day in the first quarter of 1997, but 397 BOE/day, or 3%, lower than 13,036 BOE/day in the fourth quarter of 1997.

     Due to the extremely low pricing conditions faced by the Company in the first quarter, decisive steps were taken to reduce operating costs, including the suspension of the operation of several conventional steam generators. In addition, many low volume producing wells were shut-in and service rig utilization was reduced. These three factors were largely responsible for the decline in production from the fourth quarter of 1997. The Company expects that these activities, coupled with the deferral of significant capital expenditures, will negatively impact the Company's production levels in the immediate term. However, upon the return of more reasonable oil price levels, the Company expects to proceed with its development program and increase its steaming activities to increase production.

     Operating costs in the 1998 quarter were $4.5 million, or $3.94/BOE, down 20% from $5.6 million, or $5.29/BOE, in the first quarter of 1997 and 29% from $6.3 million, or $5.26/BOE, in the fourth quarter of 1997. To reduce steam costs, all conventionally generated steam was curtailed on the Company's South Midway-Sunset leases and the Company's cyclic steam operations were maintained utilizing cogeneration generated steam. This measure, together with favorable operating conditions in the first quarter of 1998 for the Company's two cogeneration facilities, resulted in much lower steam costs than in both the first and fourth quarters of 1997.
Other factors which contributed to lower operating costs were a reduction in service rig utilization, a 10% reduction in power rates (mandated from deregulation of the electricity market), the shut-in of marginal wells, a 10% reduction in all operating employee salaries and the suspension of duct-firing at the Company's 38 megawatt cogeneration plant.

     DD&A expense per BOE was $2.22 in the first quarter of 1998, down $.27, or 11%, from $2.49 in the first quarter of 1997, but up $.06, or 3%, from $2.16 in the fourth quarter of 1997.

     G&A expenses were $1.2 million, or $1.05/BOE in the first quarter, down 25% and 29%, respectively, from $1.6 million, or $1.52/BOE, in the first quarter of 1997 and $1.7 million, or $1.42/BOE, in the fourth quarter of 1997. The primary reasons for the decline were fewer charges for the exercise of stock options, lower health care costs and cost reductions implemented in 1998. The Company expects G&A expenses to decline in the second quarter as the Company benefits from actions taken in mid-March 1998 to reduce staff and implement a 10% salary reduction for all employees, with certain members of management taking an even larger percentage reduction.

     The Company experienced an effective tax rate of 28% for the period ending March 31, 1998 compared to 33% for the same period last year. The decrease in the effective tax rate is due to significant enhanced oil recovery tax credits applied to lower earnings.

     In addition to the steps taken to reduce operating costs and G&A expenses in response to the low oil prices, management has also reduced its 1998 capital development program from $13.5 million to a present level of approximately $6.0 million. A total of 17 new development wells, including three horizontal wells in the core South Midway-Sunset field, and 12 workovers are included in this revised budget. Management is continually evaluating its capital development program and can quickly increase its drilling activities upon sustained improvement in oil price levels.

                     Liquidity and Capital Resources

     Working capital at March 31, 1998 was $10.4 million, down $3.0 million from $13.4 million at March 31, 1997 and $0.9 million from $11.5 million at December 31, 1997. Net cash provided by operations for the first quarter of 1998 was $7.2 million, down $2.4 million and $1.7 million from the first and fourth quarters of 1997, respectively. Cash was used for capital expenditures of $1.5 million, to pay dividends of $2.2 million and to retire $2.0 million in long-term debt. The Company has maintained its borrowing base of $35 million under its existing credit facility.



                      Forward Looking Statements

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

BERRY PETROLEUM COMPANY





/s/  Jerry V. Hoffman
Jerry V. Hoffman
 Chairman, President and
 Chief Executive Officer






/s/  Ralph J. Goehring
Ralph J. Goehring
 Senior Vice President and
 Chief Financial Officer
 (Principal Financial Officer)






/s/  Donald A. Dale
Donald A. Dale
 Controller
 (Principal Accounting Officer)



Date:  May 4, 1998

                 EXHIBIT 15. ACCOUNTANTS' AWARENESS LETTER






April 30, 1998


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington D.C.  20549

Re:  Berry Petroleum Company
     Commission File No. 1-9735


We are aware that our report dated April 30, 1998 on our review of the interim condensed financial statements of Berry Petroleum Company for the three month period ended March 31, 1998, and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statement on Form S-8 (File No. 33-61337). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





/s/ Coopers & Lybrand L.L.P.