Form 10-Q
period 1998-06-30
BERRY PETROLEUM CO
filed 1998-08-03
CIK 778438

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1998

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

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of June 30, 1998 was 21,109,762 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                          BERRY PETROLEUM COMPANY
                               JUNE 30, 1998
                                   INDEX




PART I. Financial Information                                      Page No.

Report of PricewaterhouseCoopers LLP, Independent Accountants . . . .  3

Item 1. Financial Statements

Condensed Balance Sheets at
 June 30, 1998 and December 31, 1997  . . . . . . . . . . . . . . . .  4

Condensed Income Statements
 for the Three Month Periods
   Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . .  5

Condensed Income Statements
 for the Six Month Periods
   Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . .  6

Condensed Statements of
 Cash Flows for the Six Month Periods
   Ended June 30, 1998 and 1997   . . . . . . . . . . . . . . . . . .  7

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  9

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders   . . . . 12

Item 6. Exhibits and Reports on Form 8-K . . . .  . . . . . . . . . . 13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of June 30, 1998, the condensed statements of income for the three and six month periods ended June 30, 1998 and 1997, and the condensed statements of cash flows for the six month periods ended June 30, 1998 and 1997. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1997, and the related statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
July 31, 1998

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands, Except Share Information)

                                                 June 30,      December 31,
                                                   1998             1997
                                               (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                      $   7,301        $   7,756
  Short-term investments available for sale            714              718
  Accounts receivable                                6,606            8,990
  Prepaid expenses and other                         1,939            1,979
                                                 _________        _________
   Total current assets                             16,560           19,443

Oil and gas properties (successful efforts
 basis), buildings and equipment, net              157,410          157,441
Other assets                                           737              840
                                                 _________        _________
                                                 $ 174,707        $ 177,724
                                                 =========        =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   3,413        $   4,432
  Accrued liabilities                                2,104            2,459
  Federal and state income taxes payable             2,151            1,053
                                                 _________        _________
   Total current liabilities                         7,668            7,944

Long-term debt                                      30,000           32,000

Deferred income taxes                               26,043           25,909

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                      -                -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares authorized;
   21,109,762 shares issued and outstanding at
   June 30, 1998 (21,094,494 at December 31, 1997)     211              211
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                9
 Capital in excess of par value                     53,363           53,442
 Retained earnings                                  57,413           58,229
                                                 _________        _________
   Total shareholders' equity                      110,996          111,871
                                                 _________        _________
                                                 $ 174,707        $ 177,724
                                                 =========        =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                       Condensed Income Statements
             Three Month Periods Ended June 30, 1998 and 1997
                   (In Thousands, Except Per Share Data)
                                (Unaudited)

                                                   1998            1997
Revenues:
 Sales of oil and gas                           $  9,602        $ 16,004
 Interest and other income (expense), net           (147)            236
                                                ________        ________
                                                   9,455          16,240
                                                ________        ________

Expenses:
 Operating costs                                   4,038           4,938
 Depreciation, depletion and amortization          2,520           2,353
 General and administrative                          941           1,347
 Interest and other, net                             480             581
                                                ________        ________
                                                   7,979           9,219
                                                ________        ________

Income before income taxes                         1,476           7,021
Provision (benefit) for income taxes                 (38)          2,369
                                                ________        ________

Net income                                      $  1,514        $  4,652
                                                ========        ========

Basic net income per share                      $    .07        $    .21
                                                ========        ========
Diluted net income per share                    $    .07        $    .21
                                                ========        ========

Cash dividends per share                        $    .10        $    .10
                                                ========        ========
Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share             22,009          21,973

Effect of dilutive securities:
 Stock options                                        38             106
 Warrants                                              3               7
                                                ________        ________
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                     22,050          22,086
                                                ========         =======





The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                         Condensed Income Statements
               Six Month Periods Ended June 30, 1998 and 1997
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                   1998              1997
Revenues:
 Sales of oil and gas                            $ 21,088         $ 33,046
 Interest and other income (expense), net             (56)             777

                                                   21,032           33,823
                                                 ________         ________

Expenses:
 Operating costs                                    8,517           10,506
 Depreciation, depletion and amortization           5,046            4,972
 General and administrative                         2,132            2,948
 Interest and other, net                              985            1,156

                                                   16,680           19,582
                                                 ________         ________

Income before income taxes                          4,352           14,241
Provision for income taxes                            767            4,772
                                                 ________         ________

Net income                                       $  3,585         $  9,469
                                                 ========         ========

Basic income per share                           $    .16         $    .43
                                                 ========         ========
Diluted net income per share                     $    .16         $    .43
                                                 ========         ========

Cash dividends per share                         $    .20         $    .20
                                                 ========         ========
Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share              22,005           21,970

Effect of dilutive securities:
 Stock options                                         70               93
 Warrants                                               7                5
                                                 ________         ________
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                      22,082           22,068
                                                 ========         ========





The accompanying notes are an integral part of these financial statements.






                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
              Six Month Periods Ended June 30, 1998 and 1997
                              (In Thousands)
                                (Unaudited)
                                                    1998          1997
Cash flows from operating activities:
  Net income                                     $  3,585      $  9,469
   Depreciation, depletion and amortization         5,046         4,972
   Increase in deferred income tax liability          134         2,307
   Other, net                                        (119)         (665)
                                                 ________      ________
    Net working capital provided by operating
     activities                                     8,646        16,083

  Decrease in accounts receivable,
   prepaid expenses and other                       2,423         1,594
  Decrease in current liabilities                    (275)       (2,538)
                                                 ________      ________
    Net cash provided by operating activities      10,794        15,139

Cash flows from investing activities:
  Capital expenditures                             (4,902)       (9,357)
  Return of restricted cash                             -         2,570
  Other, net                                           55           491
                                                 ________      ________
    Net cash used in investing activities          (4,847)       (6,296)

Cash flows from financing activities:
  Dividends paid                                   (4,402)       (4,395)
  Payment of short-term notes payable              (2,000)       (6,900)
  Proceeds from issuance of long-term debt              -         3,000
  Payment of long-term debt                             -        (3,000)
  Other, net                                            -            14
                                                 ________      ________
    Net cash used in financing activities          (6,402)      (11,281)
                                                 ________      ________

Net decrease in cash and cash equivalents            (455)       (2,438)

Cash and cash equivalents at beginning of year      7,756         9,970
                                                 ________      ________

Cash and cash equivalents at end of period       $  7,301      $  7,532
                                                 ========      ========

Supplemental disclosures of cash flow information:
 Income taxes paid (refund)                      $   (230)     $  2,685
                                                 ========      ========
 Interest paid                                   $    968      $  1,238
                                                 ========      ========


The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                               June 30, 1998
                                (Unaudited)

1. All adjustments which are, in the opinion of Management, necessary for a fair presentation of the Company's financial position at June 30, 1998 and December 31, 1997, results of operations and cash flows for the six month periods ended June 30, 1998 and 1997 and results of operations for the three month periods ended June 30, 1998 and 1997 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1997 financial statements. The December 31, 1997 Form 10-K and the Form 10-Q for the period ended March 31, 1998 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement are effective for quarters beginning in the year 2000, but Management does not believe its implementation will have a material impact on the Company's financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                            Results of Operations

     The Company had net income of $3.6 million for the six months ended June 30, 1998, or $.16 per share, down 62% from $9.5 million, or $.43 per share, for the first half of 1997. For the Company's second quarter, which ended on June 30, 1998, the Company had net income of $1.5 million, or $.07 per share, down 68% from $4.7 million, or $.21 per share, in the second quarter of 1997.

                              Three Months Ended        Six Months Ended
                         June 30   March 31  June 30   June 30  June 30
                           1998       1998     1997       1998     1997

Net Production-BOE/day     11,973    12,639   12,253     12,304   11,976
Per BOE data:
  Average sales price      $ 8.81    $10.03   $14.26     $ 9.43   $15.18

  Operating costs            3.05      3.26     3.83       3.15     4.21
  Production taxes            .66       .68      .60        .67      .64
   Total operating costs     3.71      3.94     4.43       3.82     4.85

  Depreciation & Depletion
   (DD&A)                    2.31      2.22     2.11       2.27     2.29
  General and Administrative
   expenses(G&A)              .86      1.05     1.21        .96     1.36

     Operating income was $3.1 million in the second quarter of 1998 and $7.7 million for the six months ended June 30, 1998, down 64% and 56%, respectively, from $8.7 million and $17.5 million for the second quarter and the first six months of 1997.

     The decreases in operating income in the second quarter of 1998 and the first six months of 1998 from the same periods in 1997 were due to lower oil prices. Oil prices for the second quarter of 1998 of $8.81 and $9.43 in the first six months of 1998 were 38% lower than $14.26 for the three months ended June 30, 1997 and $15.18 for the first six months of 1997. In addition, the prices received in the second quarter and the first six months of 1998 include benefits of $.75/BOE and $.73/BOE, respectively, from a crude oil hedge contract with a California refiner which expires at the end of August 1998. Posted prices for the Company's 13 degree API crude oil remained at historically low levels for virtually all of the second quarter. They began the quarter at $8.69, reached a low of $6.56 on June 15, 1998, then rebounded slightly to close the quarter at $8.00.
Production of 11,973 BOE/day in the second quarter of 1998 was down from 12,253 BOE/day in the second quarter of 1997 and 12,639 BOE/day in the first quarter of 1998. However, production for the six months ended June
30, 1998 was 12,304 BOE/day, 328 BOE/day higher than the equivalent period in 1997.

     Due to low oil prices, the Company implemented many cost reduction measures in the first quarter of 1998. These included the reduction in usage of conventional steam generators, the shut-in of marginal wells and the reduction in the utilization of service rigs. These three factors helped the Company achieve very low operating costs, but also resulted in lower production for the second quarter. Approximately 350 BOPD in marginal production was shut-in at June 30, 1998. Late in the second quarter of 1998, the Company re-evaluated its steam program and adjusted to smaller steam cycles to maximize the effectiveness of the steam available for injection and has resumed production of steam from a portion of the conventional sources which were idled in the first quarter. The number of service rigs was also increased so that all the Company's economical producers are kept on production and to accommodate smaller steam cycles. These measures combined with our 1998 drilling and development program have resulted in the elimination of the decline trend experienced this year and the Company expects these measures to result in higher production rates for the balance of the year.

     Operating costs for the three months ended June 30, 1998 were $4.0 million, down 18% and 11%, respectively, from $4.9 million in the second quarter of 1997 and $4.5 million in the first quarter of 1998. Due to its cost control efforts, the Company has achieved record low operating costs on a per BOE basis of $3.71 in the second quarter, down from $3.94 in the first quarter of 1998 and $4.43 in the second quarter of 1997. The reductions were due primarily to the decrease in the number of service rigs utilized, a 10% reduction in the salaries of all operating personnel and personnel reductions, a mandated 10% reduction in power rates and the shut-in of marginal wells. The overall cost of steaming increased from both the first quarter of 1998 and the second quarter of 1997 due primarily to slightly less favorable pricing conditions related to the Company's two cogeneration facilites.

     DD&A/BOE was $2.31 in the three months ended June 30, 1998, up from $2.11 in the second quarter of 1997 and $2.22 in the first quarter of 1998. The increases were due primarily to capital additions related to the development of the Company's properties.

     The Company achieved another record low G&A on a per BOE basis during the second quarter. G&A in the period was $.9 million, or $.86/BOE, down 31% from $1.3 million, or $1.21/BOE in the second quarter of 1997 and 25% from $1.2 million, or $1.05/BOE, in the first quarter of 1998. Comprehensive measures were taken in many areas to reduce costs and cope with the low oil price environment which the Company currently faces. Along with other measures, the Company benefited from actions taken in March 1998 to reduce staff and implement a 10% salary reduction for all employees, with certain members of management taking an even larger percentage reduction.

     The Company experienced an effective tax rate of 18% for the six-month period ending June 30, 1998, down from 34% for the same period in 1997. This substantial decrease was due to the Company's continuing significant investment in qualifying enhanced oil recovery projects and applying the respective credits to lower earnings. The Company expects its effective tax rate to increase upon a recovery in oil prices.

     To conserve the Company's working capital, management reduced the Company's capital development program from $13.5 million to the present level of $6.3 million. This revised program was close to completion as of June 30, 1998, with 20 new development wells, including 3 horizontal wells in the Company's core South Midway-Sunset field and 14 of the 20 budgeted workovers completed. Management continues to evaluate its capital program and may elect to reinstate portions of the original program if oil prices improve in the second half of the year. The Company is continuing its efforts to become year 2000 compliant and believes its original budget of $.6 million is sufficient to achieve this goal.

                      Liquidity and Capital Resources

      Working capital at June 30, 1998 was $8.9 million, down $1.5 million from $10.4 million at March 31, 1998 and down $2.6 million from $11.5 million at December 31, 1997. Net cash provided by operations was $10.8 million for the six months ended June 30, 1998, down 28% from $15.1 million in the six months ended June 30, 1997. Cash was used to pay dividends of $4.4 million and for capital expenditures of $4.9 million in the 1998 period. The Company continues to maintain its borrowing base at $35 million under its existing credit facility.

                             Future Developments

     The Company has been involved in a lawsuit related to a receivable due on the sale of its Rincon properties in 1995. In the second quarter of 1998, a jury trial was concluded and a judgment was entered in favor of the Company for the amount due plus legal fees, interest and other costs. The total judgment was $1 million, of which only $.5 million had been recorded as a receivable due the Company. The Company was paid $.1 million on the total due in June 1998. The Company is taking the necessary steps to collect the remaining amount due.

     On July 31, 1998, the Company purchased oil and gas properties, representing approximately 280 acres, from a large independent oil and gas company for $3.1 million in cash. The properties are adjacent to the Company's core South Midway-Sunset properties and presently produce approximately 260 B/D of heavy crude oil from 14 wells with estimated proved reserves of 1.3 million barrels. The acquisition included the assignment of a contract calling for delivery of a minimum of 2,000 B/D of steam to the Company.

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

	At the annual meeting, which was held at the Company's corporate offices on May 15, 1998, ten incumbent directors were re-elected. Also, the Company's Amended and Restated 1994 Stock Option Plan was approved as was the Non-Employee Director Deferred Stock and Compensation Plan. The results of voting as reported by the inspector of elections are noted below:

1. There were 22,008,654 shares of the Company's capital stock issued, outstanding and entitled to vote as of the record date, March 16, 1998.

2. There were present at the meeting, in person or by proxy, the holders of 19,636,831 shares, representing 89.22% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.

PROPOSAL ONE:  Election of Directors


   NOMINEE             FOR VOTES         PERCENTAGE        WITHHELD AUTHORITY

W. Berry             	19,601,004           99.82%              	35,827
R. Busch, III        	19,600,504          	99.82%              	36,327
R. Downs             	19,600,904          	99.82%              	35,927
J. Hoffman           	19,601,104          	99.82%              	35,727
R. Martin            	19,601,004          	99.82%              	35,827
G. Biller            	19,600,904          	99.82%              	35,927
W. Bush              	19,600,604          	99.82%              	36,227
J. Hagg              	19,601,104          	99.82%              	35,727
T. Jamieson          	19,601,104          	99.82%              	35,727
J. Middleton         	19,595,704          	99.79%              	41,127

PROPOSAL TWO: To approve the Company's Amended and Restated 1994 Stock Option Plan.

                                 SHARES           PERCENTAGE

FOR VOTE                      	13,142,254          	66.93%
AGAINST VOTE                   	4,766,244          	24.27%
ABSTAIN VOTE                     	390,621           	1.99%
BROKER NON-VOTE                	1,337,712           	6.81%

                              	19,636,831         	100.00%

   Percentages are based on the shares represented and voting at the
			meeting in person or by proxy.

Item 4.  Submission of Matters to a Vote of Security Holders (cont'd)

PROPOSAL THREE: To approve the Non-Employee Director Deferred Stock and Compensation Plan.

                              SHARES              PERCENTAGE

FOR VOTE                   	14,540,057             	74.05%
AGAINST VOTE                	2,687,043             	13.68%
ABSTAIN VOTE                	1,204,474              	6.13%
BROKER NON-VOTE             	1,205,257              	6.14%

                           	19,636,831            	100.00%

    Percentages are based on the shares represented and voting at the meeting in person or by proxy.


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

BERRY PETROLEUM COMPANY



/s/ Jerry V. Hoffman
Jerry V. Hoffman
 Chairman, President and
  Chief Executive Officer



/s/ Ralph J. Goehring
Ralph J. Goehring
 Senior Vice President and
 Chief Financial Officer
 (Principal Financial Officer)



/s/ Donald A. Dale
Donald A. Dale
 Controller
 (Principal Accounting Officer)



Date:  August 3, 1998

EXHIBIT 15.  ACCOUNTANTS AWARENESS LETTER

                                             PricewaterhouseCoopers LLP
                                             350 South Grand Avenue
                                             Los Angeles, CA 90071-3405
                                               telephone (213) 356-6000
                                               facsimile (213) 356-6363



July 31, 1998



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington D.C.  20549

Re:	Berry Petroleum Company
Commission File No. 1-9735


We are aware that our report dated July 31, 1998 on our review of the interim condensed financial statements of Berry Petroleum Company for the three and six month periods ended June 30, 1998, and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements on Form S-8 (File No. 33-61337). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/s/ PricewaterhouseCoopers LLP