Form 10-Q
period 1998-09-30
BERRY PETROLEUM CO
filed 1998-11-02
CIK 778438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1998

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

                             NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of September 30, 1998 was 21,109,756 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                          BERRY PETROLEUM COMPANY
                             SEPTEMBER 30, 1998
                                   INDEX






PART I. Financial Information                             Page No.

Report of Independent Accountants . . . . . . . . . . . . . . 3

Item 1. Financial Statements

Condensed Balance Sheets at
 September 30, 1998 and December 31, 1997 . . . . . . . . . . 4

Condensed Statements of
 Operations for the Three Month Periods
   Ended September 30, 1998 and 1997  . . . . . . . . . . . . 5

Condensed Statements of
 Operations for the Nine Month Periods
   Ended September 30, 1998 and 1997  . . . . . . . . . . . . 6

Condensed Statements of
 Cash Flows for the Nine Month Periods
  Ended September 30, 1998 and 1997   . . . . . . . . . . . . 7

Notes to Condensed Financial Statements . . . . . . . . . . . 8

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations . . . . . . 9

PART II. Other Information

Item 5. Stockholder Proposals and Business  . . . . . . . . .13

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . .13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .14

                     REPORT OF INDEPENDENT ACCOUNTANTS








To the Shareholders and Board of Directors
Berry Petroleum Company


We have reviewed the accompanying condensed balance sheet of Berry Petroleum Company as of September 30, 1998, the condensed statements of income for the three and nine month periods ended September 30, 1998 and 1997, and the condensed statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These interim financial statements are the responsibility of the Company's management.

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



October 30, 199

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands, Except Share Information)

                                              September 30,    December 31,
                                                   1998            1997
                                               (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                      $   6,068        $   7,756
  Short-term investments available for sale            711              718
  Accounts receivable                                5,940            8,990
  Prepaid expenses and other                         1,334            1,979
                                                 _________        _________
   Total current assets                             14,053           19,443

Oil and gas properties (successful efforts
 basis), buildings and equipment, net              158,976          157,441
Other assets                                           959              840
                                                 _________        _________
                                                 $ 173,988        $ 177,724
                                                 =========        =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   2,952        $   4,432
  Accrued liabilities                                2,676            2,459
  Federal and state income taxes payable             2,094            1,053
                                                 _________        _________
   Total current liabilities                         7,722            7,944

Long-term debt                                      30,000           32,000

Deferred income taxes                               26,078           25,909

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                      -                -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares authorized;
   21,109,756 shares issued and outstanding at
   September 30, 1998 (21,094,494 at
   December 31, 1997)                                  211              211
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                9
 Capital in excess of par value                     53,378           53,422
 Retained earnings                                  56,590           58,229
                                                 _________        _________
   Total shareholders' equity                      110,188          111,871
                                                 _________        _________
                                                 $ 173,988        $ 177,724
                                                 =========        =========



The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Operations
           Three Month Periods Ended September 30, 1998 and 1997
                   (In Thousands, Except Per Share Data)
                                (Unaudited)

                                                   1998            1997

Revenues:
 Sales of oil and gas                           $ 10,117        $ 16,775
 Gain on disposition of assets                        36             768
 Interest and other income (expense), net            (33)            115
                                                ________        ________
                                                  10,120          17,658
                                                ________        ________

Expenses:
 Operating costs                                   4,767           5,599
 Depreciation, depletion and amortization          2,508           2,578
 General and administrative                          980           1,262
 Interest                                            479             607
                                                ________        ________
                                                   8,734          10,046
                                                ________        ________

Income before income taxes                         1,386           7,612
Provision for income taxes                             8           2,476
                                                ________        ________
Net income                                      $  1,378        $  5,136
                                                ========        ========

Basic net income per share                      $    .06        $    .23
                                                ========        ========

Diluted net income per share                    $    .06        $    .23
                                                ========        ========

Cash dividends per share                        $    .10        $    .10
                                                ========        ========

Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share             22,009          21,978
                                                ========        ========

Effect of dilutive securities:
 Stock options                                        15             203
 Other                                                 1              21
                                                ________        ________

Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                     22,025          22,202
                                                ========        ========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                     Condensed Statements of Operations
            Nine Month Periods Ended September 30, 1998 and 1997
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                                    1998             1997

Revenues:
 Sales of oil and gas                            $ 31,204         $ 49,788
 Gain on disposition of assets                         64            1,198
 Interest and other income (expense), net            (116)             493
                                                 ________         ________
                                                   31,152           51,479
                                                 ________         ________

Expenses:
 Operating costs                                   13,284           16,105
 Depreciation, depletion and amortization           7,554            7,549
 General and administrative                         3,112            4,209
 Interest                                           1,464            1,763
                                                 ________         ________
                                                   25,414           29,626
                                                 ________         ________

Income before income taxes                          5,738           21,853
Provision for income taxes                            775            7,248
                                                 ________         ________
Net income                                       $  4,963         $ 14,605
                                                 ========         ========

Basic net income per share                       $    .23         $    .66
                                                 ========         ========

Diluted net income per share                     $    .23         $    .66
                                                 ========         ========

Cash dividends per share                         $    .30         $    .30
                                                 ========         ========
Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share              22,007           21,973
                                                 ========         ========

Effect of dilutive securities:
 Stock options                                         36              140
 Other                                                  1               12
                                                 ________         ________

Weighted average number of shares of
 capital stock used to calculate
 dilutive net income per share                     22,044           22,125
                                                 ========         ========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
           Nine Month Periods Ended September 30, 1998 and 1997
                              (In Thousands)
                                (Unaudited)
                                                    1998          1997
Cash flows from operating activities:
 Net income                                      $  4,963      $ 14,605
 Depreciation, depletion and amortization           7,554         7,549
 Increase in deferred income tax liability            169         3,396
 Gain on disposition of assets                        (64)       (1,198)
 Other, net                                          (113)         (294)
                                                 ________      ________
    Net working capital provided by operating
     activities                                    12,509        24,058

Decrease in accounts receivable, prepaid
 expenses and other                                 3,695           898
Decrease in current liabilities                      (222)         (325)
                                                 ________      ________
    Net cash provided by operating activities      15,982        24,631

Cash flows from investing activities:
 Property acquisitions                             (3,136)         -
 Capital expenditures                              (6,051)      (15,772)
 Proceeds from sale of assets                         339         1,982
 Return of restricted cash                              -         2,570
 Other, net                                          (240)          (52)
                                                 ________      ________

    Net cash used in investing activities          (9,088)      (11,272)

Cash flows from financing activities:
 Dividends paid                                    (6,603)       (6,592)
 Payment of short-term notes payable                    -        (6,900)
 Proceeds from issuance of long-term debt               -         3,000
 Payment of long-term debt                         (2,000)       (5,000)
 Other, net                                            21            64
                                                 ________      ________

    Net cash used in financing activities          (8,582)      (15,428)
                                                 ________      ________
Net decrease in cash and cash
 equivalents                                       (1,688)       (2,069)

Cash and cash equivalents, beginning of year        7,756         9,970
                                                 ________      ________

Cash and cash equivalents, end of period         $  6,068      $  7,901
                                                 ========      ========
Supplemental disclosures of cash flow:
 Income taxes (refunded) paid                    $   (610)     $  3,510
                                                 ========      ========
 Interest paid                                   $  1,457      $  1,763
                                                 ========      ========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                             September 30, 1998
                                (Unaudited)

1. All adjustments which are, in the opinion of Management, necessary for a fair presentation of the Company's financial position at September 30, 1998 and December 31, 1997, results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997 and results of operations for the three month periods ended September 30, 1998 and 1997 have been included. All such adjustments are of a recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1997 financial statements. The December 31, 1997 Form 10-K and the Form 10-Q's for the periods ended June 30 and March 31, 1998 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                           Results of Operations

     For the first nine months of 1998, the Company had net income of $5.0 million, or $.23 per share, down 66% from $14.6 million, or $.66 per share, for the first nine months of 1997. For the third quarter, the Company had net income of $1.4 million, or $.06 per share, down 73% from $5.1 million, or $.23 per share, in the third quarter of 1997.

                               Three Months Ended       Nine Months Ended

                          Sept 30,  June 30,  Sept 30,  Sept 30,  Sept 30,
                            1998      1998      1997      1998      1997

Net production - BOE*/day  12,011    11,973    12,854    12,205    12,272
Per BOE data:
  Average sales price      $ 9.17    $ 8.81    $14.15    $ 9.35    $14.82

  Operating costs            3.79      3.05      4.04      3.36      4.16
  Production taxes            .53       .66       .69       .63       .65
    Total operating costs    4.32      3.71      4.73      3.99      4.81

  Depreciation/Depletion
   (DD&A)                    2.27      2.31      2.18      2.27      2.25
  General & administrative
   expenses (G&A)             .89       .86      1.07       .93      1.26

*Barrel of oil equivalent

     Operating income was $2.9 million for the third quarter of 1998, down 67% from $8.7 million earned in the third quarter of 1997. Similarly, operating income for the nine months ended September 30, 1998 of $10.6 million was down 60% from $26.4 million earned in the nine months ended September 30, 1997.

     The decreases in operating income in these 1998 periods compared to 1997 were due to significantly lower oil prices. Oil prices/BOE in the third quarter of 1998 of $9.17 were slightly higher than the $8.81 received in the second quarter of 1998. However, they were down 35% from $14.15 received in the third quarter of 1997. For the nine months ended September 30, 1998, oil prices averaged $9.35, which was 37% lower than $14.82 received in the same 1997 nine month period. The prices received in the third quarter and the first nine months of 1998 included benefits of $.51/BOE and $.66/BOE, respectively, from a crude oil hedge contract with a California refiner which expired on August 31, 1998.

     Operating costs/BOE for the three months ended September 30, 1998 of $4.32 were down from $4.73 in the same 1997 three month period, but up from $3.71 in the second quarter of 1998. Late in the second quarter of 1998, the Company increased the quantity of steam available from conventional sources and also increased the number of well service rigs in an effort to eliminate the production decline trend which occurred in the first half of 1998.

     With the decline in oil prices which began in late 1997, the Company reduced its steam injection volumes, shut-in a number of marginal wells and reduced certain remedial operations in early 1998. Due primarily to these factors, production volumes declined to 12,011 BOE/day in the third quarter of 1998 from 12,854 BOE/day in the third quarter of 1997. Similarly, production volumes in the first nine months of 1998 of 12,205 BOE/day were down from 12,272 produced in the first nine months of 1997. However, production of 12,011 BOE/day in the third quarter of 1998 was up slightly from 11,973 BOE/day produced in the second quarter of 1998.

     The Company began to increase its steam injection volume in the latter part of the second quarter. The number of available service rigs was also increased on a selective basis to improve production. These actions stopped the decline in production on several of the Company's leases. The other factor, adversely affecting production, is the effect of shut-in wells. The Company continues to evaluate its shut-in wells (totaling production of as much as 350 Bbls/day) and intends to bring these wells back on production upon achieving favorable economics. In conjunction with the purchase of four small properties adjacent to the Company's core South Midway-Sunset properties in July 1998, Berry was assigned a contract for the purchase of 2,000 barrels per day of high quality, low cost steam. It is anticipated that this steam, connected to the Company's main steam system in October will provide a more efficient use of steam and help maintain current production levels in the fourth quarter.

     In the second quarter of 1998, the Company won a judgment for approximately $1 million against Windsor Energy Corporation and Rincon Island Limited Partnership, the purchaser of the Company's Rincon properties in 1995. In the third quarter of 1998, Rincon Island Limited Partnership and its General Partner, Windsor Energy U.S. Corporation, filed bankruptcy. While the Company is continuing to pursue its collection efforts, ultimate collectibility is uncertain at this time. The portion of the judgment recorded as a receivable at June 30, 1998 of $.3 million was written off in the third quarter.

     The Company is continuing to achieve relatively low G&A expense on a per BOE basis in 1998. G&A in the third quarter of 1998 was $1.0 million, or $.89/BOE, down 23% from $1.3 million, or $1.07/BOE, incurred in the third quarter of 1997 and comparable to $.9 million, or $.86/BOE, incurred in the second quarter of 1998. The Company took numerous measures to reduce costs in early 1998 in reaction to the severe decline in oil prices and continues to monitor costs closely. G&A/BOE for the first nine months of 1998 of $.93/BOE was down 26% from $1.26 in the first nine months of 1997.

     The Company's effective tax rate of 14% for the nine-month period ending September 30, 1998 was down from 33% for the same period in 1997. This substantial decrease was primarily due to the continuation of the Company's significant investment in qualifying enhanced oil recovery projects and applying the respective credits to lower earnings. In addition, the Company resolved past years through 1993 with both the federal and state tax authorities, collecting refunds and interest totaling $1.2 million. The Company expects its effective tax rate to increase upon a recovery in oil prices.

     On July 31, 1998, the Company purchased oil and gas properties, representing approximately 280 acres, for $3.1 million in cash. The properties are adjacent to the Company's core South Midway-Sunset properties and have estimated proved reserves of 1.3 million barrels. The acquisition cost, therefore, represented approximately $2.38 per BOE of proved reserves. As mentioned above, this acquisition also included the assignment of a contract calling for delivery of a minimum of 2,000 B/D of steam to the Company.

                   Year 2000 (Y2k) Compliance Status

     In 1997, the Company began a review of its computer hardware, software applications and process control equipment with embedded semiconductor chips to determine which components, if any, would not function correctly in the years 2000 and beyond. In the third quarter of 1998, the Company created a Y2k team to monitor the results of the review on an ongoing basis to better ensure that the Company's operations will not experience any material adverse effects when the year 2000 arrives.

     As part of the review, the Company determined that its accounting software would have to be modified or replaced. The Company has identified new software that is represented to be Y2k compliant. Two modules were replaced in the first half of 1998. The remaining modules are scheduled to be replaced during the first half of 1999. The total cost of the software and hardware purchased to complete the installation is estimated to be approximately $.6 million. If, for some reason, the software cannot be purchased and installed by the year 2000, the Company intends to modify its existing software to handle Y2k. These modifications would be made by the Company's in-house Information Systems personnel. The Company has evaluated all of its other software, which is predominantly purchased from third party providers, and determined that they are either Y2k compliant, or are scheduled to be Y2k compliant before the end of 1998.

The Company has performed an evaluation of its computer hardware and determined that with only a few minor exceptions, it is Y2k compliant at this time. Minor upgrades were completed on some of the equipment to make them compliant at no material cost to the Company.

     The Company is working with the operator of the Company's two cogeneration facilities and third party equipment manufacturers to ensure that all equipment is Y2k compliant. These facilities provide over two-thirds of the Company's steam, which is necessary to produce the Company's heavy oil reserves. It is estimated that the analysis will be completed in the fourth quarter of 1998. If any of the equipment needs to be modified or replaced, the Company plans to make the changes by the end of the second quarter of 1999. It is not known at this time what the estimated cost is, if any, to make these facilities Y2k compliant. If, by the year 2000, the cogeneration facilities are not compliant, it could have a material adverse effect on the Company's production volumes and results of operations. If the plants were shut down, the Company would fire its conventional generators, which would result in a lower volume of steam at a higher cost to the Company. However, the Company believes such action will not be necessary and is confident that the facilities will be compliant by the year 2000.

     The Company's customers are predominantly major oil companies or large independent refiners. If any of these customers were not Y2k compliant by the end of 1999 and could not buy our crude oil, it could have a material impact on the Company's operations. The Company's operations could also be impacted if any of the utility providers of natural gas, electricity, etc. were not Y2k compliant by the year 2000 and could not provide their products and services to the Company. However, Management anticipates that these companies will be ready and, therefore, the Company's operations will not be materially impacted when the year 2000 arrives. The Company has communicated with the financial institutions that are business partners of the Company. It is anticipated that they will be Y2k compliant by the year 2000 resulting in no material impact to the Company. If any of the other business partners of the Company are not Y2k compliant by the year 2000, Management does not believe it will have a material impact on the Company's operations.

                      Liquidity and Capital Resources

     Working capital at September 30, 1998 was $6.3 million, down $2.6 million from $8.9 million at June 30, 1998 and down $5.2 million from $11.5 million at December 31, 1997. Net cash provided by operations was $16.0 million for the first nine months of 1998, down 35% from $24.6 million generated in the first nine months of 1997. The Company purchased oil and gas properties adjacent to its core South Midway-Sunset for $3.1 million in July 1998. Cash was also used for property development and other capital projects of $6.1 million, to pay dividends of $6.6 million, and to reduce its long-term debt by $2.0 million.

                         Forward-Looking Statements

     "Safe harbor under the Private Securities Litigation Reform Act of 1995": With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, Y2K non-compliance by key vendors, customers, the Company, etc. and government regulation.

                      Part II.  Other Information

Item 5.  Stockholder Proposals and Business

     Stockholders of the Company are entitled to submit proposals on matters appropriate for stockholder action consistent with regulations of the Securities and Exchange Commission (SEC) and the Company's bylaws. Should a stockholder wish to have a proposal considered for inclusion in the proxy statement for the Company's 1999 annual meeting, under the regulations of the SEC, such proposal must be received by the Company on or before December 4, 1998.

     In connection with the Company's 1999 annual meeting and pursuant to recently amended SEC Rule 14(a)4, if the stockholder's notice is not received by the Company on or before February 17, 1999, the Company (through management proxy holders) may exercise discretionary voting authority when the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.

     The above summary, which sets forth only the procedures by which business may be properly brought before and voted upon at the Company's annual meeting, is qualified in its entirety by reference to Section 1 of
Article I of the Company's bylaws, which do not in any way grant additional rights to stockholders beyond those currently afforded them by law.

     All stockholder proposals and notices should be directed to the Company's Corporate Secretary at P.O. Bin X, Taft, California 93268.

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



Date: November 2, 1998

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



October 30, 1998



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington D.C.  20549

Re:	Berry Petroleum Company
     Commission File No. 1-9735


We are aware that our report dated October 30, 1998 on our review of the interim condensed financial statements of Berry Petroleum Company for the three and nine month periods ended September 30, 1998, and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements on Form S-8 (File No. 33-61337, 333-62799 and 333-62873). Pursuant to Rule 436(c) under the
Securities Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/s/ PricewaterhouseCoopers LLP