Form 10-K
period 1998-12-31
BERRY PETROLEUM CO
filed 1999-03-15
CIK 778438

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                    For the fiscal year ended December 31, 1998
                            Commission file number 1-9735

                                BERRY PETROLEUM COMPANY
                (Exact name of registrant as specified in its charter)

           DELAWARE                                77-0079387
(State of incorporation or       (I.R.S. Employer Identification Number)
    organization)
                                28700 Hovey Hills Road
                                Taft, California 93268
            (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (661) 769-8811

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
       Title of each class                         on which registered
  Class A Common Stock, $.01 par value           New York Stock Exchange
including associated stock purchase rights)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 19, 1999, the registrant had 21,109,717 shares of Class A Common Stock outstanding and the aggregate market value of the voting stock held by nonaffiliates was approximately $136,057,000. This calculation is based on the closing price of the shares on the New York Stock Exchange on February 19, 1999 of $9 5/8. The registrant also had 898,892 shares of
Class B Stock outstanding on February 19, 1999, all of which is held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                         BERRY PETROLEUM COMPANY
                            TABLE OF CONTENTS

                                PART I


Items 1
 and 2.  Business and Properties . . . . . . . . . . . . . . . . . . . . 3
         General . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Oil Marketing . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Steaming Operations . . . . . . . . . . . . . . . . . . . . . . 5
         Environmental and Other Regulations . . . . . . . . . . . . . . 6
         Competition . . . . . . . . . . . . . . . . . . . . . . . . . . 7
         Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
         Oil and Gas Properties  . . . . . . . . . . . . . . . . . . . . 7
           Development . . . . . . . . . . . . . . . . . . . . . . . . . 7
           Exploration . . . . . . . . . . . . . . . . . . . . . . . . . 8
         Enhanced Oil Recovery Tax Credits . . . . . . . . . . . . . . . 9
         Oil and Gas Reserves	 . . . . . . . . . . . . . . . . . . . . . 9
         Production  . . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Acreage and Wells . . . . . . . . . . . . . . . . . . . . . . .10
         Drilling Activity . . . . . . . . . . . . . . . . . . . . . . .10
         Title and Insurance . . . . . . . . . . . . . . . . . . . . . .10

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .11
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .11

         Executive Officers  . . . . . . . . . . . . . . . . . . . . . .11

                               PART II

Item 5.  Market for the Registrant's Common Equity
          and Related Shareholder Matters  . . . . . . . . . . . . . . .12
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .13
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . . .14
Item 8.  Financial Statements and Supplementary Data   . . . . . . . . .19
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure  . . . . . . . . . . . . .38

                              PART III

Item 10. Directors and Executive Officers of the Registrant  . . . . . .38
Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . .38
Item 12. Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . .38
Item 13. Certain Relationships and Related Transactions  . . . . . . . .38

                              PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K	 . . . . . . . . . . . . . . . . . . . . .38

                                    PART I

Items 1 and 2.  Business and Properties

General

     Berry Petroleum Company, ("Berry" or "Company"), is an independent energy company engaged in the production, development, acquisition, exploitation, exploration and marketing of crude oil and natural gas. The Company was incorporated in Delaware in 1985 and has been a publicly traded company since 1987. Currently, Berry's principal reserves and producing properties are located in Kern, Los Angeles and Ventura Counties in California. Information contained in this report on Form 10-K reflects the business of the Company during the year ended December 31, 1998. The Company's corporate headquarters are located on its properties in the South Midway-Sunset field, near Taft, California and Management believes the current facilities are adequate.

     The Company's mission is to increase shareholder wealth, primarily through maximizing the value and cash flow of the Company's assets. To achieve this, Berry's corporate strategy is to remain a low cost producer and to grow the Company's asset base strategically. To increase production and proved reserves, the Company will compete to acquire oil and gas properties with primarily proved reserves with exploitation potential and will focus on the further development of its existing properties by application of enhanced oil recovery (EOR) methods, developmental drilling, well completions and remedial work. Berry believes that its primary strengths are its ability to maintain a low cost operation and its flexibility in acquiring attractive producing properties which have significant exploitation and enhancement potential.
While the Company is not currently involved in exploration activities, the Company may investigate and pursue a focused exploration program in the future. The Company has unused borrowing capacity to finance acquisitions and will consider, as appropriate, the issuance of capital stock to finance future purchases.

Proved Reserves

     As of December 31, 1998, the Company's estimated proved reserves were 92.6 million barrels of oil equivalent, (BOE), of which 99.3% is crude oil. The majority of these proved reserves are owned in fee. Substantially all of the Company's reserves as of December 31, 1998 were located in California with 94% and 6% of total reserves in Kern and Ventura Counties, respectively. The Company's reserves have a long life, in excess of 20 years, which is primarily a result of the Company's strong position in heavy crude oil (the Company's properties in the Midway-Sunset field average 13 degree API gravity and the Montalvo field averages 16 degree API gravity). Production in 1998 was
4.4 million BOE, down 3% from 1997 production of 4.6 million BOE. For the five years 1994 through 1998, the Company's average reserve replacement rate was 202% at a cost of $3.19 per BOE.

Acquisitions

South Midway-Sunset

     Effective August 1, 1998, Berry purchased two leases and two fee properties totaling 280 acres with estimated reserves of up to 1.3 million barrels of 13 degree gravity crude oil for $3.1 million. The properties are adjacent to Berry's other core South Midway-Sunset properties and averaged
208 net barrels of oil per day (BPD) for the Company in 1998. The acquisition also included the assignment of a steam contract which delivers a minimum of 2,000 barrels of steam per day (BSPD) for use in production. The Company paid for this acquisition out of cash flow.

Placerita

     On December 23, 1998, the Company announced that it entered into an agreement to purchase the Placerita oilfield in Los Angeles County for $35 million. By agreement, the Company took over operations as of January 1, 1999. The Company completed the transaction on February 12, 1999. None of the 1998 operating data nor year end reserves of the property are included in the Company's 1998 year end financial statements or tabular data presented in this report. This acquisition is very important to the Company's future operations. These properties are currently producing approximately 2,800 net BPD of 13 degree gravity crude oil. Berry estimates the proved reserves to be approximately 20 million barrels, which at closing gave the Company approximately 112 million barrels versus 92.6 million BOE at December 31, 1998. In addition, the acquisition included a 42 megawatt cogeneration facility which provides steam for use in the enhanced oil recovery methods utilized to produce the oil. On January 21, 1999, the Company amended its existing credit agreement and increased its borrowing base to $110 million. The Company increased its borrowings in January 1999 by approximately $32 million to finance this acquisition.

Operations

     Berry operates all of its principal oil producing properties. Berry utilizes primary recovery methods at its Montalvo field. The Midway-Sunset and Placerita fields contain predominantly heavy crude oil which requires heat, supplied in the form of steam, that is injected into the oil producing formations to reduce the oil viscosity which improves the mobility of the oil in flowing to the well-bore for production. Berry utilizes primary and cyclic steaming recovery methods in the Midway-Sunset field and steam-drive in the Placerita field. Field operations include the initial recovery of the crude oil and its transport through treating facilities into storage tanks. After the treating process is completed, which includes removal of water and solids by mechanical, thermal and chemical processes, the crude oil is either metered through Lease Automatic Custody Transfer (LACT) units and transferred into crude oil pipelines owned by other companies or, as in the case of the Placerita field, loaded on trucks. The point-of-sale is usually the LACT unit or truck loading facility.

Revenues

     The percentage of revenues by source for the prior three years is as follows:
                                 1998          1997         1996

Sales of oil and gas             100%           97%           97%
Interest and other income          -%(1)         3%            3%

(1)  less than 1%

Oil Marketing

     The world and California markets for crude oil remained extremely depressed throughout 1998 and into 1999. In October 1997, world crude oil prices began a decline to the lowest levels in decades. Several factors have caused an imbalance in supply of and demand for crude oil that may continue to keep crude oil prices low in the near future.

     The collective Asian economies have been responsible for a large part of the world's growth in energy demand during the past few years. In 1998, the Asian economies faltered and, as a result, growth in demand for crude oil from this region has been reduced. In addition to this reduction in world demand, Iraq has increased its crude oil production under the United Nations "food for oil" sales program from approximately .5 million BPD in 1997 to a current level of 2.5 million BPD. Also, the Organization of Petroleum Exporting Countries
(OPEC) agreed in late 1997 to an increase in production quotas that resulted in a further increase in world crude supplies. Until current crude oil supply and demand conditions change, crude oil prices are likely to remain at low levels. For example, since early 1998, OPEC has implemented production quota reductions among members, in addition to other exporting nations voluntarily reducing production, in an attempt to reduce supply and increase world crude oil prices. To date, this attempt has not resulted in higher crude oil prices.

     On a positive note, the crude price differential between lighter crude oils and California's heavy crude oil remains at historically low levels.
The lower light/heavy crude price differential is due to the decline in competing Alaska North Slope (ANS) production, lifting of the export ban on ANS crude oil, and past expansion of deep conversion capacity in West Coast refineries designed to increase the use and improve the refining economics of heavy crude oil. In addition, unlike other parts of the world where crude oil inventories are at excessive levels, crude oil inventories on the West Coast remain at or near average historical levels. Also, California is still experiencing strong gasoline and asphalt demand.

     Another factor that will positively impact the California heavy crude market is the current construction of a new 132 mile crude oil pipeline, the Pacific Pipeline, that will deliver unblended San Joaquin Valley heavy crude oil into the Los Angeles refining market. The Pacific Pipeline is insulated and provides another transportation outlet for San Joaquin Valley heavy crude oil without requiring lighter crude oil volumes as transportation blendstock. The construction of the Pacific Pipeline has been completed and the pipeline has been put into operation as of March 1999.

     Berry competitively markets its crude oil production to competing buyers including independent marketing, pipeline and integrated oil companies. Management does not believe that the loss of any single customer or contract would materially affect its business. The Company sells its oil and gas production under both short-term and long-term contracts up to 18 months in duration, whereby the Company agrees to deliver certain volumes of crude oil to pipeline delivery points at the Company's properties. These contracts provide for the sale of crude oil at current market prices. At various times in the past, the Company has been able, through its marketing efforts, to obtain crude oil price premiums, the level of which depends upon current market conditions. From time to time, the Company also enters into crude oil and natural gas hedge contracts depending on various factors, including Management's view of future crude oil and natural gas prices, and the Company's future financial commitments. The Company currently has a bracketed zero cost collar hedge contract with an independent refiner for 3,000 BPD based upon California 13 degree gravity heavy crude oil posted price. This contract expires on December 31, 1999. The hedging activities contributed $.50 to the average price received for the Company's crude oil in 1998 and resulted in a net cost to the Company of less than $.01 per barrel in 1997. Berry's 1998 average heavy crude oil sales price was $9.02 per barrel, down $5.68 per barrel, or 39%, from $14.70 in 1997.

Steaming Operations

     At December 31, 1998, approximately 94% of the Company's proved reserves, or 87 million barrels, consisted of heavy crude oil produced from depths averaging less than 2,000'. With the acquisition of the Placerita properties in February 1999, approximately 95% of the proved reserves, or 107 million barrels, consisted of heavy crude oil. The depths of the Placerita wells range from 1,100' to 2,800', averaging 1,800'. The Company, in achieving its goal of being a low cost heavy oil producer, has focused on reducing its steam cost by the purchase of two gas-fired cogeneration facilities in 1995 and 1996, and the Placerita cogeneration facility in early 1999. Steam generation from these facilities is more efficient than conventional steam generators, as both steam and electricity are produced from the same natural gas fuel supply. The proceeds received from the sale of electricity offset a large portion of the cost of producing steam and are reported as a reduction to operating costs in the Company's financial statements.

     For its South Midway-Sunset properties, the Company's current steam production is generated by its 38 and 18 megawatt cogeneration facilities (approximately 18,500 BSPD) and, as needed, from conventional steam generators. In addition, the Company made modifications to use the duct-firing capability of its 38 megawatt facility to produce up to an additional 4,500 BSPD available for delivery to its South Midway-Sunset properties. In August 1998, the Company acquired a steam contract from an on-site, non-owned cogeneration facility for a minimum delivery of 2,000 BSPD for use in the Company's operations. Conventional steam generators are used by the Company at its South Midway-Sunset properties as required to maintain current production levels, to economically produce additional crude oil and as emergency back-up steam generation to the cogeneration facilities. Due to low oil prices, the Company temporarily shut down the duct-firing steam capacity in early 1998 and reduced the utilization of conventional steam generators at the South Midway-Sunset field to reduce costs and improve cash flow. The Company started increasing the volume of steam injected in this field in late 1998, and in early 1999 restored duct-firing, offsetting some conventional steam generation. On its North Midway-Sunset properties, the Company relies solely on conventional steam generators for its steam requirements. On its Placerita properties, the Company generates approximately 13,500 BSPD from its 42 megawatt cogeneration facility, acquires another 3,000 BSPD from a third party cogeneration facility and has available another 6,000 BSPD from conventional steam generators. The Company has ample productive steam capacity for its requirements at all three core areas.

     The Company's two cogeneration facilities in the South Midway-Sunset field sold electricity to a large California-based utility under Standard Offer #2
(SO2) contracts in 1996. The SO2 contract for the 38 megawatt facility expired on January 16, 1997, while the contract for the 18 megawatt facility does not expire until January 31, 2002. The SO2 contract for the 38 megawatt facility was replaced by a 15-year Standard Offer #1 (SO1) contract effective January 16, 1997, which resulted in lower electricity revenues than under the previous SO2 contract. However, under the SO1 contract, the Company will continue to receive Short Run Avoided Cost pricing plus a portion of the proceeds related to available capacity that was received in prior years. The 42 megawatt facility (Placerita), which has two separate 21 megawatt gas fired turbines, has two SO2 contracts; one which expires in May 2002, and the other in March 2009. The electricity from this facility is sold to a different California-based utility than the other contracts. Deregulation of the electricity generation market in California may have a positive or negative impact on the Company's future electricity revenues. The Company believes, at a minimum, continued steam generation from cogeneration facilities will be significantly more efficient and cost effective than conventional steam generators.

     The Company has physical access to gas pipelines, such as the Kern River/El Paso and Southern California Gas Company systems, to transport its gas purchases required for steam generation. Prior to February 1997, natural gas purchases for the 38 megawatt cogeneration facility were subject to a long-term gas transportation agreement which required the Company to pay above-market transportation rates for a substantial portion of the facility's gas requirements. The expiration of this contract resulted in substantial reductions in gas transportation costs beginning in 1997. Currently, none of the Company's cogeneration facilities are subject to any long-term gas transportation agreements.

Environmental and Other Regulations

     The operations of Berry are affected by federal, state, regional and local laws and regulations, including laws governing allowable rates of production, well spacing, air emissions, water discharges, endangered species, marketing, pricing, taxes, land use restrictions and other laws relating to the petroleum industry. Berry is further affected by changes in such laws and by constantly changing administrative regulations.

     The Company's oil and gas operations and properties are subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with drilling, production and electricity generation activities, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.

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

     Berry maintains insurance coverage which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1998, which would have a material impact upon the Company's financial position or results of operations.

Competition

     The oil and gas industry is highly competitive. As an independent producer, the Company does not own any refining or retail outlets and, therefore, it has little control over the price it receives for its crude oil. As such, higher costs, fees and taxes assessed at the producer level cannot necessarily be passed on to the Company's customers. In acquisition activities, significant competition exists as both integrated and independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Although many of these competitors have greater financial and other resources than the Company, Management believes that it is in a position to compete effectively due to its low cost structure, transaction flexibility, strong financial position and experience.

Employees

     On December 31, 1998, the Company had 88 full-time employees. In conjunction with the acquisition of the Placerita properties, the Company increased its full-time employees to 103 as of February 19, 1999.

Oil and Gas Properties

     Development

     South Midway-Sunset - Berry owns and operates working interests in twenty-two properties consisting of 2,010 acres located in the South Midway-Sunset field. The Company estimates these properties account for approximately 84% of the Company's proved oil and gas reserves and approximately 85% of its current daily production. Fourteen of these properties are owned in fee. The wells produce from an average depth of approximately 1200'. These properties rely on thermal EOR methods, primarily cyclic steaming.

     During 1998, the primary focus in this field was directed at the continued integration and further development of the Formax and Tannehill properties, acquired in 1996, into the Company's operations. Of the 17 new wells drilled in 1998 in this area, 10 were drilled on these recently acquired properties.
In addition, during 1998, the Company drilled a total of 3 horizontal wells in this field and completed 35 workovers on existing wells. The Company's objectives related to using this developing technology were to improve ultimate recovery of original oil-in-place, reduce the development and operating costs of the properties and accelerate production. In 1999, the Company plans to drill an additional 8 development wells in this field, 3 of which will be horizontal wells.

     North Midway-Sunset - Berry owns and operates approximately 1,975 acres in the North Midway-Sunset field which account for approximately 10% of the Company's proved oil and gas reserves and 8% of daily production. These properties also rely on thermal EOR methods, primarily cyclic steaming. Berry's interests consist of four fee properties comprising 1,009 acres and nine leases comprising 966 acres. These wells produce from an average depth of approximately 1200'.

     During 1998, the Company drilled 3 development wells to maintain productive capacity and develop proved reserves and one exploitation well to begin delineation of the diatomite accumulation in the Antelope Zone on top of the Fairfield anticline. At current crude oil price levels, the Company has no plans to drill additional development wells in this area. The Company has, however, budgeted one well to continue delineation of the Antelope Shale and other diatomaceous intervals.

     Montalvo - Berry owns a 100% working interest in six leases, comprising 8,563 acres, in Ventura County, California comprising the Montalvo field. The State of California is the lessor for two of the six leases. The Company estimates current proved reserves from Montalvo account for approximately 6% of Berry's proved oil and gas reserves. Total production from these leases represents approximately 7% of Berry's total current daily oil and gas production. The wells produce from an average depth of approximately 12,500'. No new wells were drilled in 1998 or 1997.

     Placerita - On February 12, 1999, Berry acquired the Placerita oilfield from a large California oil producer. The property consists of six leases (three are federal leases) and two fee properties totaling approximately 700 acres. The average depth of the wells is approximately 1,800'. These properties rely on thermal EOR methods, primarily steam drive.

     The following is a summary of capital expenditures incurred during 1998 and 1997 and projected capital expenditures for 1999:

                             CAPITAL EXPENDITURES SUMMARY
                                    (in thousands)

                                1999(1)          1998          1997
                             (Projected)


South Midway-Sunset Field
  New wells                   $   1,615     $   2,886      $   10,078
  Remedials/workovers              	370           767           1,695
  Facilities                        380         1,028           3,180
  Cogeneration facilities     (2) 2,300           623             208
                                 ------        ------         -------
     	                            4,665         5,304          15,161
                                 ------        ------         -------
North Midway-Sunset Field
  New wells                         175           826           1,719
  Remedials/workovers                -             57             251
  Facilities                         -             45             336
                                 ------        ------         -------
     	                              175           928           2,306
                                 ------        ------         -------
Montalvo
  Remedials/workovers                -            117               -
  Facilities                         -            108               -
                                 ------        ------         -------
                                     -            225               -
                                 ------        ------         -------
Other
                                    412           524           1,130
                                 ------        ------         -------
Totals                        $   5,252     $   6,981      $   18,597
                                 ======        ======         =======

(1) Budgeted capital expenditures may be adjusted for numerous reasons including, but not limited to, results of drilling and oil price levels. See the Future Developments section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) Principally relates to a major turnaround required on the 38 megawatt facility.

Exploration

     The Company did not participate in the drilling of any exploratory wells in 1998 or 1997 and has none budgeted for 1999. Although the Company has significantly reduced its exploration program since 1994 to concentrate on growth through development of existing assets and strategic acquisitions, the Company may investigate and pursue a focused exploration program in the future.

Enhanced Oil Recovery Tax Credits

     In 1990, President Bush signed into law the Revenue Reconciliation Act of 1990 which included a tax credit for certain costs associated with extracting high-cost marginal oil which utilizes at least one of nine designated "enhanced" or tertiary recovery methods. Cyclic steam and steam drive recovery methods, which Berry utilizes extensively, are qualifying EOR methods. In 1996, California conformed to the federal law thus, on a combined basis, the Company is able to achieve credits approximating 12% of its qualifying costs. The credit is earned for a qualified EOR project by investing in one of three types of expenditures: (1) drilling new wells,
(2) adding facilities that are integrally related to qualified EOR production, or (3) utilizing a tertiary injectant, such as steam, to produce oil. This credit is significant in reducing the Company's income tax liabilities and effective tax rate.

Oil and Gas Reserves

     The Company continued to engage DeGolyer and MacNaughton (D&M) to estimate the proved oil and gas reserves and the future net revenues to be derived from properties of the Company for the year ended December 31, 1998. D&M is an independent oil and gas consulting firm located in Dallas, Texas. In preparing their reports, D&M reviewed and examined geologic, economic, engineering and other data provided by the Company considered applicable to each reserve determination. They also examined the reasonableness of certain economic assumptions regarding forecasted operating and development costs and recovery rates in light of the economic environment on December 31, 1998. For the Company's operated properties, these reserve estimates are filed annually with the U.S. Department of Energy. Refer to the Supplemental Information About
Oil & Gas Producing Activities (Unaudited) for the Company's oil and gas reserve disclosures.

Production

     The following table sets forth certain information regarding production for the years ended December 31, as indicated:

                                    1998          1997          1996
Net annual production(1):
  Oil (Mbbls)                       4,359	        4,503         3,491
  Gas (Mmcf)                          245	          282           491
Total equivalent barrels(2)         4,399	        4,550         3,573
Average sales price:
  Oil (per bbl)                    $ 9.02       $ 14.70       $ 15.42
  Gas (per mcf)                      2.64          2.68          1.99
  Per BOE                            9.05         14.71         15.36
Average production cost (per BOE)    4.05	         4.92          4.92

(1) Net production represents that owned by Berry and produced to its interest, less royalty and other similar interests.

(2) Equivalent oil and gas information is at a ratio of 6 thousand cubic feet
(mcf) of natural gas to 1 barrel (bbl) of oil.

Acreage and Wells

     At December 31, 1998, the Company's properties accounted for the following developed and undeveloped acres:


                            Developed Acres      Undeveloped Acres
                            Gross       Net      Gross         Net

California                  6,573  	  6,572      6,846       6,846
Other                         360        42          -           -
                           ------    ------     ------      ------
                            6,933     6,614      6,846       6,846
                           ======    ======     ======      ======

       Gross acres represent acres in which Berry has a working interest; net acres represent Berry's aggregate working interests in the gross acres.

     Berry currently has 2,119 gross oil wells (2,113 net) and 4 gross gas wells (3.1 net). Gross wells represent the total number of wells in which Berry has a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by Berry. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity

     The following table sets forth certain information regarding Berry's drilling activities for the periods indicated:

                                1998           1997            1996

                            Gross    Net   Gross   Net    Gross     Net
Exploratory wells drilled:
  Productive                    -      -       -     -        -       -
  Dry(1)                        -      -       -     -        -       -
Development wells drilled:
  Productive                   20     20      89  88.9       46    45.1
  Dry(1)                        1      1       1     1        3     2.1
Total wells drilled:
  Productive                   20     20      89  88.9       46  	 45.1
  Dry(1)                        1      1       1     1        3     2.1

(1) A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well

Title and Insurance

     The Company is not aware of any defect in the title to any of its principal properties. Notwithstanding the absence of a recent title opinion or title insurance policy on all of its properties, the Company believes it has satisfactory title to its properties, subject to such exceptions as the Company believes are customary and usual in the oil and gas industry and which the Company believes will not materially impair its ability to recover the proved oil and gas reserves or to obtain the resulting economic benefits.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Executive Officers

     Listed below are the names, ages (as of December 31, 1998) and positions of the executive officers of Berry and their business experience during at least the past five years. All officers of the Company are appointed in May of each year at an organizational meeting of the Board of Directors. There are no family relationships between any executive officer and members of the Board of Directors.

     JERRY V. HOFFMAN, 49, Chairman of the Board, President and Chief Executive Officer. Mr. Hoffman has been President and Chief Executive Officer since May 1994 and President and Chief Operating Officer from March 1992 until May 1994. Mr. Hoffman was added to the Board of Directors in March 1992 and named Chairman on March 21, 1997. Mr. Hoffman held the Senior Vice President and Chief Financial Officer positions from January 1988 until March 1992.
Mr. Hoffman has held a variety of other positions with the Company and its predecessors since February 1985.

     GEORGE T. CRAWFORD, 38, Manager of Production, since January 4, 1999. Mr. Crawford, a petroleum engineer, was previously the Production Engineering Supervisor for ARCO Western Energy, a subsidiary of Atlantic Richfield Corp.
(ARCO). Mr. Crawford was employed by ARCO from 1989 to 1998 in numerous engineering and operational assignments including Production Engineering Supervisor, Planning and Evaluation Consultant and Operations Superintendent.

     DONALD A. DALE, 52, Controller since December 1985. Mr. Dale was the Controller for the Company's predecessor from September 1985 to December 1985.

     RALPH J. GOEHRING, 42, Senior Vice President and Chief Financial Officer. Mr. Goehring has been Senior Vice President since April 1997, Chief Financial Officer since March 1992 and was Manager of Taxation from September 1987 until March 1992. Mr. Goehring is also the Assistant Secretary for the Company.

     KENNETH A. OLSON, 43, Corporate Secretary since December 1985 and Treasurer since August 1988. Mr. Olson has held a variety of other positions with the Company and its predecessors since July 1985.

     BRIAN L. REHKOPF, 51, Manager of Engineering since September 1997, joined the Company's engineering department in June 1997. Mr. Rehkopf, a registered petroleum engineer, was previously a Vice President and Asset Manager with ARCO Western Energy, a subsidiary of ARCO since 1992 and an Operations Engineering Supervisor with ARCO from 1988 to 1992.

     MICHAEL R. STARZER, 37, Vice President of Corporate Development since March 1996 and Manager of Corporate Development since April 1995.
Mr. Starzer, a registered petroleum engineer, was with Unocal from August 1983 to May 1991 and from August 1993 to April 1995. Mr. Starzer was an engineering consultant and worked with the California State Lands Commission from May 1991 to August 1993.
                                      11

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

     Berry's Class A Common Stock is listed on the New York Stock Exchange under the symbol "BRY". The Class B Stock is not publicly traded. The market data and dividends for 1998 and 1997 are shown below:

                               1998                          1997
                    Price Range     Dividends      Price Range      Dividends
                  High       Low    per Share    High       Low     per Share

First Quarter   $ 17 1/2   $ 13 3/4      $.10   $ 15 7/8   $ 14          $.10
Second Quarter    15 3/8     13           .10     19         13 7/8       .10
Third Quarter     13 13/16   10 1/2       .10     20 1/2     16 3/16      .10
Fourth Quarter   	14 1/4     11 1/2	      .10     21 3/8     17           .10

     The closing price per share of Berry's Common Stock, as reported on the New York Stock Exchange Composite Transaction Reporting System for February 19, 1999, December 31, 1998 and December 31, 1997 was $9 5/8, $14 3/16
and $17 7/16, respectively.

     The number of holders of record of the Company's Common Stock was 885 (and approximately 3,000 street name shareholders) as of February 19, 1999. There was one Class B Stockholder of record as of February 19, 1999.

     The Company paid cash dividends for many years prior to the roll-up of the various Berry companies into Berry Petroleum Company on December 16, 1985. Since Berry's formation, the Company has paid dividends on its Common Stock for eight consecutive semi-annual periods through September 1989 and for 37 consecutive quarters through December 31, 1998. The Company intends to continue the payment of dividends, although future dividend payments will depend upon the Company's level of earnings, operating cash flow, capital commitments, financial covenants and other relevant factors.

     At December 31, 1998, dividends declared on 4,033,150 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B group, for as long as this remaining member shall live.

Item 6.  Selected Financial Data

     The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in Item 8, "Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 1998 were derived from the audited financial statements and the accompanying notes to those financial statements
(in thousands, except per share and per barrel data):

                          1998       1997       1996       1995       1994
Statement of Operations
Data:
  Sales of oil and gas  $ 39,858   $ 67,172   $ 55,264   $ 45,773   $ 39,451
  Operating costs      	  17,828   	 22,407    	17,587     18,264	    21,224
  General and
   administrative
    expenses (G&A)     	   3,975   	  5,907    	 4,820     	4,578	     5,118
  Depreciation,
   depletion &
     amortization
      (DD&A)              10,080     10,138      7,323      6,847      7,270
  Net income (loss)        3,879     19,260     17,546     12,203	    (1,129)
  Basic net income
    (loss) per share         .18        .88        .80        .56       (.05)
Weighted average number
 of shares outstanding    22,007     21,976     21,939     21,932     21,932

Balance Sheet Data:
  Working capital       $  9,081   $ 11,499   $  7,850   $ 36,506   $ 38,273
  Total assets           173,804    177,724    176,403    117,722    118,254
  Long-term debt          30,000     32,000     36,000          -          -
Shareholders' equity     106,924    111,871    101,009     92,060     88,632
  Cash dividends per
    Share                    .40        .40        .40        .40        .40
 Operating Data:
  Cash flow from
   Operations             19,924     31,401     29,182     17,070	    14,579
  Capital expenditures
   (excluding
     acquisitions)         6,981   	 18,597     15,616     14,569	     5,911
  Property acquisitions    2,991          -     69,330        503      1,023
  Per BOE:
    Sales price         $   9.05   $  14.71   $  15.36   $ 	13.48   $  11.60
    Operating costs         4.05       4.92       4.92       5.41       6.28
    G&A                      .90       1.30       1.35       1.35       1.51
                           -----      -----      -----      -----      -----
    Cash flow               4.10       8.49       9.09       6.72       3.81
    DD&A                    2.29       2.23       2.05       2.03       2.15
                           -----      -----      -----      -----      -----
    Operating income    $   1.81   $   6.26   $   7.04   $   4.69   $   1.66
                           =====      =====      =====      =====      =====

  Production (BOE)         4,399     4,550       3,573      3,379      3,382

Proved Reserves
 Information:
  Total BOE               92,609    101,043    102,116     78,068	    77,084
  Present value (PV10)
   of estimated future
   cash flow before
   income taxes         $113,811   $376,459   $634,579   $308,370   $263,890
  Year end BOE price
   for PV10 purposes        7.05   	  12.19      18.37      13.39	     12.49

Other:
  Return on average
    shareholders' equity    3.5%      18.1%      18.2%      13.6%      (1.2)%
  Return on average
   total assets             2.2%      10.9%      13.3%      10.5%      (0.9)%
  Total debt/total debt
   plus equity             21.9%      22.2%      29.8%        N/A        N/A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides information on the results of operations for each of the three years ended December 31, 1998 and the financial condition, liquidity and capital resources as of December 31, 1998. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

     The profitability of the Company's operations in any particular accounting period will be directly related to the average realized prices of oil and gas sold, the type and volume of oil and gas produced and the results of acquisition, development, exploitation and exploration activities. The average realized prices for oil and gas will fluctuate from one period to another due to world and regional market conditions and other factors. The aggregate amount of oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. Production rates, steam costs net of electricity revenue, labor, maintenance expenses and production taxes are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing principal factors, among others.

                         Results of Operations

     Net income for 1998 was $3.9 million, down $15.4 million, or 80%, from $19.3 million in 1997 and $13.6 million, or 78% from $17.5 million in 1996. For the fourth quarter of 1998, net income was a loss of ($1.1) million, down $5.8 million and $6.4 million from $4.7 million in the fourth quarter of 1997 and $5.3 million in the fourth quarter of 1996, respectively. Although the Company maintained good cost discipline in 1998, profitability decreased due to a very negative pricing environment for crude oil.

     The following table presents certain operating data for the years ended December 31, 1998, 1997 and 1996:

                                       1998         1997         1996
Net production - BOE per day          12,053      12,465        9,762
Per BOE:
  Average sales price                 $ 9.05      $ 14.71      $ 15.36
  Operating costs*                      3.46         4.24         4.44
  Production taxes                       .59          .68          .48
    Total operating costs               4.05         4.92         4.92
  DD&A                                  2.29         2.23         2.05
  G&A                                    .90         1.30         1.35
* Excluding production taxes.

     Operating income from producing operations was $12.3 million in 1998, down $22.7 million and $18.4 million, respectively, from $35 million in 1997 and $30.7 million in 1996 due to the significant decline in oil prices in 1998 compared to the prior years.

     The average sales price/BOE received in 1998 was $9.05, or 38% below the average of $14.71 in 1997 and 41% lower than the average of $15.36 for 1996. World oil prices declined sharply in early 1998. The average posting for Midway-Sunset crude oil which began the year at $12.19 had reached $6.50 by March 16, 1998. Although postings rebounded slightly for short periods during the balance of 1998, the average posted price during December 1998 was only $6.53 and the average posted price has remained at very low levels in 1999. Oil and gas production of 12,053 BOE/day in 1998 was 412 BOE/day, or 3% lower than production of 12,465 BOE/day in 1997, but 2,291 BOE/day, or 24% higher than 1996 production of 9,762 BOE/day. The decrease in production from 1997 was primarily related to the reduction of steam injection and reduced capital expenditures on the Company's Midway-Sunset properties. This reduction was necessitated by the poor crude oil pricing environment. The increases in production compared to 1996 were primarily related to production from and development of acquisitions made in the latter part of 1996.

     The Company continued to achieve excellent cost control in 1998.
Operating costs for the year averaged $4.05/BOE, down 18% from $4.92/BOE in both 1997 and 1996. Many factors contributed to the positive results achieved in this area. The Company's Management correctly interpreted the decline in oil prices as a long-term event and moved quickly to reduce costs and protect the cash flow of the Company. An across-the-board 10% salary reduction was implemented and selected personnel reductions were made. Steam production from higher cost sources such as conventional steam generation and cogeneration plant duct firing was eliminated or significantly reduced. The number of well service rigs was reduced and some low producing wells were shut-in. In addition, production taxes began to decline in the second half of 1998 due to lower oil property valuations. Also, the price of cogeneration steam was lower than 1997 primarily because of lower gas prices.

     DD&A/BOE increased to $2.29 in 1998, up 3% from $2.23 in 1997 and 12% from $2.05 in 1996. The increase is due to higher depreciation related to additional facilities and a higher basis related to the cumulative effect of recent capital budgets.

     The Company purchased certain properties in the Midway-Sunset field in the third quarter of 1998 for $3.1 million in cash. The acquisition included four producing properties and a steam purchase contract from an on-site, non-owned cogeneration plant. These properties currently produce approximately 210 BPD and the Company believes that additional development opportunities on these properties are available.

     On December 31, 1998, the Company recorded a $1.8 million pre-tax impairment charge relating to non-producing properties in Kern County due to the low year end oil price of $7.05/barrel.

     Included in the 1998 gain/(loss) on sale of assets is a charge of $.76 million which represents the write-off of a receivable and related legal expenses incurred to collect amounts owed from the 1995 sale of its Rincon properties. Included in the 1997 gain/(loss) on sale of assets is a gain of $1.0 million resulting from the sale of certain non-core properties in that year.

 General

     Interest expense in 1998 was $1.9 million, down from $2.3 million in 1997, but up significantly from $.2 million in 1996. The Company did not capitalize interest expense in any of these periods. The reduction from 1997 was due to the reduction in debt in both 1997 and 1998 and generally lower borrowing rates in 1998. The Company did not have long-term debt until the borrowings were made pursuant to the acquisitions made in the latter part of 1996. Interest and dividend income was $.8 million in 1998, up from $.6 million in 1997, but down from $2.1 million in 1996.

     G&A was $4.0 million in 1998, down 32% and 17%, respectively, from $5.9 million in 1997 and $4.8 million in 1996. On a per BOE basis, G&A decreased to $.90 from $1.30 in 1997 and $1.35 in 1996. In light of the severe market conditions faced by the Company in early 1998, several steps were initiated to reduce and control costs. An across-the-board 10% salary reduction, with certain members of Management taking even higher reductions, was implemented in March of 1998. Simultaneously, reductions were made in the number of employees. These two factors accounted for approximately $1.0 million of the G&A savings as compared to 1997. The salaries were reinstated effective January 1, 1999. In addition, the Company experienced lower compensation related to the exercise of stock options by employees and directors and also lower medical claims.

     The Company's effective income tax rate in 1998 was 9%, down from 32% and 36% in 1997 and 1996, respectively. The lower rate in 1998 was due primarily to the impact of certain tax benefits, primarily EOR credits and percentage depletion, applied against lower income in 1998 compared to 1997 and 1996. The Company expects that its effective rate will remain significantly below the 32% rate it achieved in 1997 if the current low oil price environment continues.

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

            Financial Condition, Liquidity and Capital Resources

     Working capital as of December 31, 1998 was $9.1 million, down from $11.5 million at December 31, 1997 and up from $7.9 million at December 31, 1996. Cash flow from operations in 1998 was $19.9 million, down 37% and 32%, respectively, from $31.4 million in 1997 and $29.2 million in 1996. The decrease in cash flow in 1998 was primarily due to a 38% decrease in the average sales price of heavy crude oil and a 3% decrease in production.
Working capital decreased in 1998 from 1997, primarily because internal cash flows paid a portion, but not all, of the cost of $7.0 million in capital expenditures, the payment of $8.8 million in dividends, the retirement of $2.0 million in long-term debt and the cost of property acquisitions of $3.0 million. The Company's 1998 capital budget included the drilling of 21 development wells, remedial work on a number of other wells and $1.3 million in improvements to surface facilities.

     On December 1, 1996, the Company established a $150 million unsecured revolving credit facility with NationsBank, N.A. As of December 31, 1998, the borrowing base was $35 million. On January 21, 1999, the Company amended its credit agreement and established a new borrowing base of $110 million and included two additional banks in its syndication. The primary purpose of this amendment was to increase the borrowing base and to fund the Placerita acquisition. The Company is carrying $62 million in long-term debt under this credit facility as of February 19, 1999.

     The total proved reserves at December 31, 1998 were 92.6 million BOE, down from 101 million BOE at December 31, 1997 and 102.1 million BOE at December 31, 1996. The decrease in 1998 was primarily related to production of 4.4 million barrels and the reduction of 5 million barrels deemed uneconomic at the December 31, 1998 oil price of $7.05/barrel, partially offset by the acquisition of approximately 1 million barrels of reserves in properties adjacent to the Company's South Midway-Sunset properties.

     The Company's present value of estimated future net cash flows before income taxes, discounted at 10%, was $114 million at December 31, 1998, down substantially from $376 million and $635 million at December 31, 1997 and December 31, 1996, respectively. This decline is also primarily related to the decline in oil prices. The values were based on year end oil prices of $7.05, $12.19 and $18.37 per BOE for 1998, 1997 and 1996, respectively.

                               Year 2000

     In 1997, the Company began a review of its computer hardware, software applications and process control equipment with embedded semiconductor chips to determine which components, if any, would not function correctly in the years 2000 and beyond. In the third quarter of 1998, the Company created a Year 2000
(Y2k) team to monitor the results of the review on an ongoing basis to better ensure that the Company's operations will not experience any material adverse effects when the year 2000 arrives.

     As part of the review, started in 1997, the Company determined that its accounting software would have to be modified or replaced. The Company has identified new software that is represented to be Y2k compliant. Two modules were replaced in the first half of 1998. The remaining modules are scheduled to be replaced during the first nine months of 1999. The total cost of the software and hardware purchased to complete the installation is estimated to be approximately $.6 million. If, for some reason, the software cannot be purchased and installed by the year 2000, the Company intends to modify its existing software to handle Y2k. These modifications would be made by the Company's in-house information systems personnel. The Company has evaluated all of its other software, which is predominantly purchased from third party providers, and determined that they are substantially Y2k compliant as of the end of 1998.

     The Company has performed an evaluation of its computer hardware and determined that with only a few minor exceptions, it is Y2k compliant at this time. Minor upgrades were completed on some of the equipment to make them compliant at no material cost to the Company.

     The Company has made inquiries to the operator of the Company's two cogeneration facilities to ensure that all equipment is Y2k compliant. These facilities provide over two-thirds of the Company's steam, which is necessary to produce the Company's heavy oil reserves. The Company has been informed by the operator that the facilities are Y2k compliant at this time. If, by the year 2000, the cogeneration facilities are not compliant, it could have a material adverse effect on the Company's production volumes and results of operations. If the plants were shut down, the Company would fire its conventional generators, which would result in a lower volume of steam at a higher cost to the Company. However, the Company believes such action will not be necessary and is confident that the facilities will be compliant when the year 2000 arrives. Facilities and equipment at the Placerita properties acquired in February 1999 and the non-owned cogeneration facilities which provide additional steam to the Placerita and South Midway-Sunset properties will be evaluated during the first half of 1999.

     The Company's customers are predominantly major oil companies or large independent refiners. If any of these customers were not Y2k compliant by the end of 1999 and could not buy the Company's crude oil, it could have a material impact on the Company's operations. The Company's operations could also be impacted if the pipeline companies that transport the crude oil or if any of the utility or critical service providers were not Y2k compliant and could not provide their products and services. However, Management anticipates that these companies will be ready and, therefore, the Company's operations will not be materially impacted when the year 2000 arrives. The Company has communicated with the financial institutions that are business partners of the Company. It is anticipated that they will be Y2k compliant by the year 2000 resulting in no material impact to the Company. If any of the Company's other business partners are not Y2k compliant by the year 2000, Management does not believe it will have a material impact on the Company's operations.

                          Future Developments

     On February 12, 1999, the Company completed the acquisition of the Placerita oilfield producing properties and a 42 megawatt duel-turbine cogeneration facility from a large California oil producer for $35 million. The producing properties contain approximately 20 million barrels of proven reserves of 13 degree gravity crude oil. Production on the properties is enhanced primarily through the use of steam drive methods. The power from both turbines at the cogeneration facility is sold under SO2 contracts. This facility generates economical steam available for the property and lowers operating costs substantially. The Company began operating the property on December 31, 1998, and continues to integrate the operations.

     Due to the continuing historic low crude oil prices received by the Company in early 1999, the Company is operating under an austere capital budget. In addition, the Company estimates that it has shut-in approximately 550 BPD of production due to poor economics. As oil prices improve, it is likely that the Company will return to production these shut-in wells and may increase its capital budget as cash flow allows.

     Deregulation of the electricity generation market in California may have a positive or negative impact on the Company's future steam costs as electricity prices somewhat de-couple from natural gas prices. As of December 31, 1998, the Company's electricity price received for sales from the two cogeneration plants owned by the Company correlates directly with natural gas prices. Therefore, our net steam costs are fairly consistent between quarters and years. In the future, electricity prices will be determined by not only the cost of natural gas, but also the cost of coal, hydroelectric, nuclear and other sources of fuel. In addition, power consumption demand may make electricity prices more volatile than in the past.

                             Impact of Inflation

     The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.

Forward Looking Statements

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil, gas and electricity, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, Y2k non-compliance by the vendors, customers, the Company, etc. and government regulation.

Item 8.  Financial Statements and Supplementary Data

                         BERRY PETROLEUM COMPANY
                   Index to Financial Statements and
                            Supplementary Data

                                                                       Page

Report of PricewaterhouseCoopers LLP, Independent Accountants  . . . . . 20

Balance Sheets at December 31, 1998 and 1997   . . . . . . . . . . . . . 21

Statements of Operations for the
  Years Ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . 22

Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . 23

Statements of Cash Flows for the
  Years Ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . 24

Notes to the Financial Statements  . . . . . . . . . . . . . . . . . . . 25

Supplemental Information About Oil & Gas Producing Activities. . . . . . 36


Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Berry Petroleum Company

In our opinion, the accompanying balance sheets and the related statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Berry Petroleum Company (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



s/s PRICEWATERHOUSECOOPERS LLP

February 12, 1999
Los Angeles, California

                         BERRY PETROLEUM COMPANY
                            Balance Sheets
                       December 31, 1998 and 1997
                 (In Thousands, Except Share Information)


                                                    1998              1997
                  ASSETS
Current assets:
 Cash and cash equivalents                     $   7,058         $   7,756
 Short-term investments available
  for sale                                           710               718
 Accounts receivable                               5,495             8,990
 Prepaid expenses and other                        4,049             1,979
                                                 -------           -------
      Total current assets                        17,312            19,443

Oil and gas properties (successful efforts
 basis), buildings and equipment, net            155,571           157,441
Other assets                                         921               840
                                                 -------           -------
                                               $ 173,804         $ 177,724
                                                 =======           =======
 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $   5,491         $   4,432
 Accrued liabilities                               2,108             2,459
 Federal and state income taxes payable              632             1,053
                                                 -------           -------
      Total current liabilities                    8,231             7,944

Long-term debt                                    30,000            32,000

Deferred income taxes                             28,649            25,909

Shareholders' equity:
 Preferred stock, $.01 par value,
  2,000,000 shares authorized;
   no shares outstanding                               -                 -
 Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
    authorized; 21,109,729 shares issued
    and outstanding (21,094,494 in 1997)             211               211
   Class B Stock, 1,500,000 shares authorized;
     898,892 shares issued and outstanding
      (liquidation preference of $899)                 9                 9
 Capital in excess of par value                   53,400            53,422
 Retained earnings                                53,304            58,229
                                                 -------           -------
       Total shareholders' equity                106,924           111,871
                                                 -------           -------
                                               $ 173,804         $ 177,724
                                                 =======           =======


The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                          Statements of Operations
                Years ended December 31, 1998, 1997 and 1996
                   (In Thousands, Except Per Share Data)

                                            1998       1997        1996
Revenues:
  Sales of oil and gas                 $  39,858   $  67,172    $  55,264
  Interest and dividend income               805         643        2,081
  Gain/(loss) on sale of assets             (716)      1,093            -
  Other income (expense), net                (48)         87          (72)
                                         -------     -------      -------
                                          39,899      68,995       57,273
                                         -------     -------      -------
Expenses:
  Operating costs                         17,828      22,407       17,658
  Depreciation, depletion & amortization  10,080      10,138        7,323
  Interest expense                         1,939       2,302          178
  Impairment of properties                 1,827           -            -
  General and administrative               3,975       5,907        4,820
                                         -------     -------      -------
                                          35,649      40,754       29,979
                                         -------     -------      -------
Income before income taxes                 4,250      28,241       27,294
Provision for income taxes                   371       8,981        9,748
                                         -------     -------      -------
Net income                             $   3,879  $   19,260    $  17,546
                                         =======     =======      =======
Basic net income per share             $     .18  $      .88    $     .80
                                         =======     =======      =======
Diluted net income per share           $     .18  $      .87    $     .80
                                         =======     =======      =======
Weighted average number of shares of
 capital stock outstanding (used to
  calculate basic net income per share)   22,007      21,976       21,939

Effect of dilutive securities:

  Stock options                               25         173           25
  Other                                        5          16            -
                                         -------     -------      -------
Weighted average number of shares of
  capital stock used to calculate
  diluted net income per share            22,037      22,165       21,964
                                         =======     =======      =======



 The accompanying notes are an integral part of these financial statements.

                        BERRY PETROLEUM COMPANY
                  Statements of Shareholders' Equity
              Years Ended December 31, 1998, 1997 and 1996
                  (In Thousands, Except Per Share Data)

                                       Capital in
                      Capital Stock     Excess of     Retained     Shareholders'
                   Class A    Class B   Par Value     Earnings        Equity

Balances at
January 1, 1996    $ 210     $   9      $  52,850     $  38,991     $  92,060

Stock options
 expired               -         -             (1)            -            (1)
Stock options
 Exercised             -         -            180             -           180
Cash dividends
 Declared -
  $.40 per share       -         -              -        (8,776)       (8,776)
Net income             -         -              -        17,546        17,546
                  ------    ------        -------       -------       -------
Balances at
 December 31, 1996   210         9         53,029        47,761       101,009

Stock options
 exercised             1         -            393             -           394
Cash dividends
  declared -
  $.40 per share       -         -              -        (8,792)       (8,792)
Net income             -         -              -        19,260        19,260
                  ------    ------        -------       -------       -------
Balances at
 December 31, 1997   211         9         53,422        58,229       111,871

Stock options
 Exercised             -         -            (58)            -           (58)
Deferred director
 fees - stock
 compensation          -         -             36             -            36
Cash dividends
 declared -
 $.40 per share        -         -              -        (8,804)       (8,804)
Net income             -         -              -         3,879         3,879
                  ------    ------        -------       -------       -------
Balances at
 December 31, 1998 $ 211     $   9       $ 53,400      $ 53,304     $ 106,924
                  ======    ======        =======       =======       =======

  The accompanying notes are an integral part of these financial statements.

                         BERRY PETROLEUM COMPANY
                        Statements of Cash Flows
               Years Ended December 31, 1998, 1997 and 1996
                            (In Thousands)

                                            1998         1997          1996
Cash flows from operating activities:

Net income                               $  3,879     $  19,260     $  17,546
  Depreciation, depletion and
   Amortization                            10,080        10,138         7,323
  Gain on sale of assets                      (55)       (1,093)            -
  Impairment of properties                  1,827             -             -
  Increase in deferred income tax
    liability                               2,740         4,917         4,024
  Other, net                                 (260)         (302)         (258)
                                          -------       -------       -------
Net working capital provided by
 operating activities                      18,211        32,920        28,635

  Decrease (increase) in current
    assets other than cash, cash
    equivalents and short-term
    investments                             1,425         2,039        (2,262)
  Increase (decrease) in current
    liabilities other than notes
    payable                                   288        (3,558)        2,809
                                          -------       -------       -------
Net cash provided by operating
 Activities                                19,924        31,401        29,182
                                          -------       -------       -------
Cash flows from investing activities:
  Capital expenditures, excluding
    property acquisitions                  (6,981)      (18,597)      (15,616)
  Property acquisitions                    (2,991)            -       (69,330)
  Proceeds from sale of assets                350         1,892           352
  Purchase of short-term investments            -           (14)         (710)
  Maturities of short-term investments          8             -        15,700
  Restricted cash deposit                       -         2,570        (2,570)
  Other, net                                 (240)          (50)         (100)
                                          -------       -------       -------
Net cash used in investing activities      (9,854)      (14,199)      (72,274)
                                          -------       -------       -------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt                                         -         3,000        36,000
  Proceeds from issuance of short-term
   notes payable                                -             -         6,900
  Payment of long-term debt                (2,000)       (7,000)            -
  Payment of short-term notes payable           -        (6,900)            -
  Dividends paid                           (8,804)       (8,792)       (8,776)
  Other, net                                   36           276           179
                                          -------       -------       -------
Net cash provided by (used in)
 financing activities                     (10,768)      (19,416)       34,303
                                          -------       -------       -------
Net decrease in cash and cash
 Equivalents                                 (698)       (2,214)       (8,789)
Cash and cash equivalents at beginning
 of year                                    7,756         9,970        18,759
                                          -------       -------       -------
Cash and cash equivalents at
 end of year                             $  7,058      $  7,756      $  9,970
                                          =======       =======       =======
Supplemental disclosures of cash
 flow information:
  Interest paid                          $  1,924      $  2,319      $      -
                                          =======       =======       =======
  Income taxes paid                      $    270      $  4,280      $  4,709
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

Oil and gas properties, buildings and equipment

     The Company accounts for its oil and gas exploration and development costs using the successful efforts method. Under this method, costs to acquire and develop proved reserves and to drill and complete exploratory wells that find proved reserves are capitalized and depleted over the remaining life of the reserves using the units-of-production method. Exploratory dry hole costs and other exploratory costs, including geological and geophysical costs, are charged to expense when incurred. The costs of carrying and retaining unproved properties are also expensed when incurred.

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

                          BERRY PETROLEUM COMPANY
                      Notes to the Financial Statements

2. Summary of significant accounting policies (cont'd)

Hedging

     The Company has periodically entered into bracketed zero cost collar hedge contracts on a portion of its crude oil production with a California refiner to protect the Company's revenues from potential price declines. Any revenues received or costs incurred related to this hedging activity are reflected in sales of oil and gas of the Company.

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

Income Taxes

     Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting, and principally relate to differences in the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

                          BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

3.  Fair value of financial instruments

     Financial instruments consist of cash and short-term investments, whose carrying amounts are not materially different from their fair values because of the short maturity of those instruments. Cash equivalents consist principally of commercial paper investments. Cash equivalents of $6.9 million and $6.2 million at December 31, 1998 and 1997, respectively, are stated at cost, which approximates market.

     The Company's short-term investments available for sale at December 31, 1998 and 1997 consist of one United States treasury note. All of the short-term investments at December 31, 1998 mature in less than one year.
The carrying value of the Company's long-term debt, which was incurred in 1996, is assumed to approximate its fair value since it is carried at current interest rates. For the three years ended December 31, 1998, realized and unrealized gains and losses were insignificant to the financial statements. United States treasury notes with an aggregate market value of $.6 million are pledged as collateral to the California State Lands Commission as a performance bond on the Company's Montalvo properties.

     To protect the Company's revenues from potential price declines, the Company entered into a bracketed zero cost collar hedge contract with a California refiner covering 3,000 BPD of its crude oil production. The posted price of the Company's 13 degree API gravity crude oil was used as the basis for the hedge. The current contract expires on December 31, 1999.

4.  Concentration of Credit Risks

     The Company sells oil, gas and natural gas liquids to pipelines, refineries and major oil companies. Credit is extended based on an evaluation of the customer's financial condition. For the three years ended December 31, 1998, the Company has experienced no credit losses on the sale of oil, gas and natural gas liquids.

     The Company places its temporary cash investments with high quality financial institutions and limits the amount of credit exposure to any one financial institution. For the three years ended December 31, 1998, the Company has not incurred losses related to these investments.

     The following summarizes the accounts receivable balances at December 31, 1998 and 1997 and sales activity with significant customers for each of the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                             Sales
                   Accounts Receivable         For the Year Ended December 31,
Customer  December 31, 1998  December 31, 1997   1998         1997       1996

   A          $   794            $  1,681     $ 12,409     $ 19,482   $ 14,478
   B              601               1,587       10,785       12,875          -
   C              435               1,812        7,281       23,804     23,067
   D              454                  15        6,282        7,119     10,982
              -------             -------      -------      -------    -------
              $ 2,284            $  5,095     $ 36,757     $ 63,280   $ 48,527
              =======             =======      =======      =======    =======

                        BERRY PETROLEUM COMPANY
                   Notes to the Financial Statements

5.  Oil and gas properties, buildings and equipment

     Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):


                                                    1998           1997
Oil and gas:
  Proved properties:
    Producing properties, including
     intangible drilling costs                   $ 133,372      $ 128,453
    Lease and well equipment                        93,637         92,461
                                                   -------        -------
                                                   227,009        220,914
  Less accumulated depreciation,
   depletion and amortization                       73,577         65,828
                                                   -------        -------
                                                   153,432        155,086
                                                   -------        -------
Commercial and other:
  Land                                                 170            151
  Buildings and improvements                         4,007          4,034
  Machinery and equipment                            3,775          3,653
                                                   -------        -------
                                                     7,952          7,838
  Less accumulated depreciation                      5,813          5,483
                                                   -------        -------
                                                     2,139          2,355
                                                   -------        -------
                                                 $ 155,571      $ 157,441
                                                   =======        =======
The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed (in thousands):

                                  1998            1997           1996

Acquisition of properties(1)    $ 2,991        $      -       $ 69,330
Exploration                           -               -             40
Development(2)                    6,896          18,172         15,689
                                -------         -------        -------
                                $ 9,887        $ 18,172       $ 85,059
                                =======         =======        =======


(1) Excludes cogeneration facility costs and includes certain closing and consultant costs related to the acquisitions.

(2)  Includes cogeneration facilities.

The Company completed two significant acquisitions (Tannehill and Formax) in 1996 for a combined purchase price of approximately $75 million, including the purchase of an 18 megawatt cogeneration facility. In 1998, the Company completed one acquisition consisting of minerals and a steam contract. These properties are in the Company's core South Midway-Sunset producing area. These acquisitions had proved reserves of approximately 28 million barrels upon acquisition.

                        BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

5.  Oil and gas properties, buildings and equipment (cont'd)

Results of operations from oil and gas producing and exploration activities

     The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31 are as follows (in thousands):

                                      1998          1997             1996

Sales to unaffiliated parties      $ 39,858      $ 67,172         $ 55,264
Production costs                    (17,828)      (22,407)         (17,658)
Depreciation, depletion and
 Amortization                        (9,686)       (9,731)          (6,868)
                                    -------       -------          -------
                                     12,344        35,034           30,738
Income tax expenses                  (3,223)      (10,870)         (10,230)
                                    -------       -------          -------
Results of operations from
 producing and exploration
  activities                       $  9,121      $ 24,164         $ 20,508
                                    =======       =======          =======

6.  Debt obligations                                1998             1997
Long-term debt for the years
 ended December 31  (in thousands):
  Revolving bank facility                        $ 30,000         $ 32,000
                                                  =======          =======
     At December 31, 1998, Berry had a $150 million unsecured three-year revolving credit facility with NationsBank N.A. As of December 31, 1997, the borrowing base was $40 million and the principal amount outstanding was $32 million. As of January 23, 1998, the borrowing base was reduced to $35 million. On January 21, 1999, the Company amended its existing credit agreement with the bank primarily to increase the borrowing base to $110 million and add two additional banks to its syndication. In addition, the facility has been revised to be a five-year bullet loan. The maximum amount available is subject to an annual redetermination of the borrowing base in accordance with the lender's customary procedures and practices. Both parties have bilateral rights to one additional redetermination each year. The revolving period is scheduled to terminate on January 21, 2004. Interest on amounts borrowed is charged at NationsBank base rate or at London Interbank Offered Rates (LIBOR) plus 75 to 150 basis points, depending on the ratio of outstanding credit to the borrowing base. The weighted average interest rate on outstanding borrowings at December 31, 1998 was 6.02%. The Company pays a commitment fee of 25 to 35 basis points on the available unused portion of the commitment. The credit agreement contains other restrictive covenants as defined in the agreement.

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

     The Company issued 15,268, 47,621, and 13,932 shares in 1998, 1997 and 1996, respectively, through its stock option plans.

      At December 31, 1998, dividends declared on 4,033,150 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, as long as this remaining member shall live.

                          BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

8.  Income taxes

     The Provision for income taxes consists of the following (in thousands):

                                        1998         1997          1996
Current:
  Federal                            $  (716)    $  3,502       $ 3,519
  State                                 (881)         995         1,027
                                      ------       ------        ------
                                      (1,597)       4,497         4,546
                                      ------       ------        ------
Deferred:
  Federal                              1,968        3,940         4,322
  State                                    -          544           880
                                      ------       ------        ------
                                       1,968        4,484         5,202
                                      ------       ------        ------
Total                                $   371     $  8,981       $ 9,748
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

                                           1998        1997
Deferred tax asset
  Federal benefit of state taxes        $   1,514   $   1,900
  Credit/deduction carryforwards            2,481       1,440
  Other, net                                 (479)        415
                                          -------     -------
                                            3,516       3,755
                                          -------     -------
Deferred tax liability
  Depreciation and depletion              (26,143)    (24,069)
  State taxes, net of federal benefit      (4,545)     (4,546)
  Other, net                                 (275)       (619)
                                          -------     -------
                                          (30,963)    (29,234)
                                          -------     -------
Net deferred tax liability              $ (27,447)  $ (25,479)
                                          =======     =======

                      BERRY PETROLEUM COMPANY
                  Notes to the Financial Statements

8.  Income taxes (cont'd)

     Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:


                                          1998           1997           1996

Tax computed at statutory federal rate   34.0%          35.0%          35.0%

  Asset acquisition/sale differences     (3.0)             -              -
  State income taxes, net of federal
   Benefit                                2.0            3.5            4.5
  Tax credits                           (24.3)          (7.6)          (4.5)
  Other                                     -             .9             .7
                                       ------         ------         ------
Effective tax rate                        8.7%          31.8%          35.7%
                                       ======         ======         ======

     The Company has $.3 million of loss carryforwards which may be utilized in future years to reduce the Company's federal income taxes. These loss carryforwards expire in the year 2000. The Company also has approximately $3.0 million of federal and $1.6 million of state enhanced oil recovery (EOR) tax credit carryforwards available to reduce future income taxes. The EOR credits will expire in the years 2012 and 2013, if not previously utilized.

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

9.  Stock option and stock appreciation rights plans

     The Company has a 1987 Nonstatutory Stock Option Plan (the NSO Plan) and a 1987 Stock Appreciation Rights Plan (the SAR Plan). The NSO Plan provided for the granting of options (Options) to purchase up to an aggregate of 700,000 shares of Common Stock. The SAR Plan originally authorized a maximum of 700,000 shares of Common Stock subject to stock appreciation rights (SARs). Holders of SARs had the right upon exercise to receive a payment, payable at the discretion of the Compensation Committee in cash or in shares of Common Stock, equal to the amount by which the market price exceeds the Base Price
(as defined) with respect to the shares subject to such SARs on the date of exercise. In December 1994, the Board of Directors adopted a resolution to terminate the 1987 Stock Appreciation Rights Plan without utilizing the 307,860 SARs which were still available for issuance. The 1,120 outstanding SARs at December 31, 1997 were exercised in early 1998. Total compensation expense recognized for the SAR Plan was less than $100,000 in 1998, 1997 and 1996, respectively.

     On December 2, 1994, the Board of Directors of the Company adopted the Berry Petroleum Company 1994 Stock Option Plan which was restated and amended in December 1997 (the 1994 Plan) and approved by the shareholders in May 1998. The 1994 Plan provides for the granting of stock options to purchase up to an aggregate of 2,000,000 shares of Common Stock. All Options, with the exception of the formula grants to non-employee Directors, will be granted at the discretion of the Compensation Committee of the Board of Directors. The term of each Option may not exceed ten years from the date the Option is granted.

     On December 4, 1998, December 5, 1997, June 2, 1997 and December 6, 1996, 434,000, 200,000, 40,000 and 480,000 Options, respectively, were issued to certain key employees at an exercise price of $12.50, $19.375, $15.50 and $14.00 per share, respectively, which was the closing market price of the Company's Class A Common Stock on the New York Stock Exchange on those dates. The Options vest 25% per year for four years. The 1994 Plan also allows for Option grants to the Board of Directors under a formula plan whereby all non-employee Directors are eligible to receive 5,000 Options annually on December 2 at the fair value on the date of grant. The Options granted to the non-employee Directors vest immediately. Through the 1994 Plan, 45,000, 30,000 and 33,000 Options, respectively, were issued on December 2, 1998, December 2, 1997 and 1996, (5,000 Options to each of the non-employee Directors each year for 1998 and 3,000 for 1997 and 1996) at an exercise price of $12.625, $18.9375 and $13.75 per share, respectively. In addition, 25,000 Options were granted on May 15, 1998 to the Non-employee Directors on December 2, 1997 at an exercise price of $18.9375.

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, since the stock options related to the 1987 Plan were issued at prices below the existing current market prices and they were fully vested previously, compensation related to this plan was recorded in prior years. The Options issued per the 1994 Plan were issued at market price. Compensation recognized related to the 1994 Plan was $.04 million in 1998, $.5 million in 1997 and $.1 million in 1996.

     Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                       1998        1997        1996

Dividend - $/year                    $  .40      $  .40      $  .40
Expected option life-years                4           4           4
Volatility                            28.13%      26.03%      24.97%
Risk-free interest rate                4.68%       5.48%       6.10%

                            BERRY PETROLEUM COMPANY
                      Notes to the Financial Statements

9. Stock option and stock appreciation rights plans (cont'd)

     Had compensation cost for the 1994 Plan been based upon the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                               1998         1997        1996

Net income as reported                      $ 3,879     $ 19,260    $ 17,546
Pro forma                                   $ 3,244     $ 19,185    $ 17,387

Net income per share as reported            $   .18     $    .88    $    .80
Pro forma                                   $   .15     $    .87    $    .79

     The following is a summary of stock-based compensation activity for the years 1998, 1997 and 1996.


                        1998                 1997                 1996
                Options       SARs    Options     SARs     Options     SARs
Balance out-
 standing,
  January 1     924,429       1,120   861,229     9,200    431,141    39,740
  Granted       504,000           -   270,000         -    513,000         -
  Exercised     (75,799)     (1,120) (196,800)   (8,080)   (76,912)  (30,540)
  Canceled/
   expired     (125,000)          -   (10,000)        -     (6,000)        -
              ---------      ------   -------    ------    -------   -------
Balance out-
 standing,
 December 31  1,227,630           -   924,429     1,120    861,229     9,200
              =========      ======   =======    ======    =======   =======
Balance exer-
 cisable at
 December 31    449,880           -   256,929     1,120    231,229     9,200
              =========      ======   =======    ======    =======   =======
Available for
 future grant   681,800           -    60,800         -    320,800         -
              =========      ======   =======    ======    =======   =======
Exercise
 price-
  Range       $    9.80   $    9.80  $   9.80  $   9.80   $   9.80  $   9.80
              to 19.375              to 19.375 to 10.00   to 14.00  to 10.00

Weighted average
 remaining
 contractual
 life (years)         9          -          9         1          9         2

Weighted average
 fair value per
 option granted
 during
 the year     $    2.82              $   4.56             $   3.22

Weighted average option exercise price information for the years 1998, 1997 and 1996 as follows:

                                      1998           1997            1996

Outstanding at January 1            $ 14.71        $ 12.61          $ 10.52
Granted during the year	            $ 12.83        $ 18.75          $ 13.98
Exercised during the year           $ 11.42        $ 11.03          $ 12.82
Expired during the year             $ 14.34        $ 14.00          $ 10.69
Outstanding at December 31          $ 14.18        $ 14.71          $ 12.61
Exercisable at December 31          $ 14.17        $ 13.09          $ 11.02

                        BERRY PETROLEUM COMPANY
                   Notes to the Financial Statements

10.  Retirement Plan

     The Company sponsors a defined contribution retirement or thrift plan (401(k) Plan) to assist all employees in providing for retirement or other future financial needs. Employee contributions (up to 6% of their earnings) are matched by the Company dollar for dollar. Effective November 1, 1992, the 401(k) Plan was modified to provide for increased Company matching of employee contributions whereby the monthly Company matching contributions will range from 6% to 9% of eligible participating employee earnings, if certain financial results are achieved. The Company's contributions to the 401(k) Plan were $.2 million in 1998 and $.3 million in 1997 and 1996.

11.  Quarterly financial data (unaudited)

     The following is a tabulation of unaudited quarterly operating results for 1998 and 1997 (in thousands, except for per share data):

                                                     Basic       Diluted
                Operating   Gross         Net      Net Income   Net Income
                 Revenues   Profit   Income (loss) Per Share    Per Share

First Quarter   $ 11,473  $  4,569     $  2,071      $ .09        $ .09
Second Quarter     9,590     3,136        1,514        .07          .07
Third Quarter     10,105     2,926        1,378        .06          .06
Fourth Quarter     8,642     1,665       (1,084)      (.04)        (.04)
                 -------   -------      -------      -----        -----
                $ 39,810  $ 12,296     $  3,879      $ .18        $ .18
                 =======   =======      =======      =====        =====
1997

First Quarter   $ 17,025  $  8,952     $  4,816      $ .22        $ .22
Second Quarter    15,988     8,787        4,652        .21          .21
Third Quarter     16,775     8,697        5,136        .23          .23
Fourth Quarter    17,327     8,533        4,656        .22          .21
                 -------   -------      -------      -----        -----
                $ 67,115  $ 34,969     $ 19,260      $ .88        $ .87
                 =======   =======      =======      =====        =====

12.  Subsequent Event

On December 23, 1998, the Company announced that it had entered into an agreement with Aera Energy, LLC to acquire the Placerita, California oilfield for $35 million in cash. The Company closed the transaction on February 12, 1999. The Placerita oilfield consists of six leases and two fee properties totaling approximately 700 acres and produces approximately 2,800 net BPD of 13 degree gravity crude oil. The Company estimates the property has approximately 20 million barrels of proved reserves, of which 65% are developed. The acquisition also includes a 42 megawatt cogeneration facility which generates electricity sold to a major utility and provides approximately 13,500 BSPD for injection into the reservoir. The Company financed the acquisition through borrowings under its credit facility.

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

     Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants as of December 31, 1998, 1997 and 1996. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves. The information provided does not represent Management's estimate of the Company's expected future cash flows or value of proved oil and gas reserves.

Changes in estimated reserve quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1998, 1997 and 1996, and changes in such quantities during each of the years then ended were as follows (in thousands):

                            1998                1997               1996
                         Oil     Gas       Oil       Gas      Oil       Gas
                        Mbbls   Mmcf      Mbbls      Mmcf     Mbbls     Mmcf

Proved developed and
undeveloped reserves:
  Beginning of year   100,454	  3,531    101,336    4,682     77,071    5,983
  Revision of
   previous
    estimates          (4,894)    774      3,647     (869)       739     (810)
  Production           (4,359)   (245)    (4,503)    (282)    (3,491)    (491)
  Sale of reserves
   in place                 -       -        (26)       -          -        -
  Purchase of reserves
   in place               732       -          -        -     27,017        -
                      -------  ------    -------   ------    -------   ------
  End of year          91,933   4,060    100,454    3,531    101,336    4,682
                      =======  ======    =======   ======    =======   ======
Proved developed
 reserves:
  Beginning of year    86,858   1,457     76,358    2,608     62,856    3,380
                      =======  ======    =======   ======    =======   ======
  End of year          83,532   1,604     86,858    1,457     76,358    2,608
                      =======  ======    =======   ======    =======   ======

                          BERRY PETROLEUM COMPANY

Supplemental Information About Oil & Gas Producing Activities
(Unaudited)(Cont'd)

     The standardized measure has been prepared assuming year end sales prices adjusted for fixed and determinable contractual price changes, current costs and statutory tax rates (adjusted for tax credits and other items), and a ten percent annual discount rate. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.

     Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands):

                                        1998             1997            1996

Future cash inflows                  $ 656,607     $ 1,232,749     $ 1,875,373
Future production and development
 Costs                                (388,546)       (421,305)       (429,879)
Future income tax expenses             (33,577)       (246,668)       (495,412)
                                      --------        --------        --------
Future net cash flows                  234,484         564,776         950,082

10% annual discount for
 estimated timing of cash flows       (127,967)       (297,182)       (529,523)
                                      --------        --------        --------
Standardized measure of discounted
 future net cash flows               $ 106,517     $   267,594      $  420,559
                                      ========        ========        ========
Pre-tax standardized measure of
 discounted future net cash flows    $ 113,811     $   376,459      $  634,579
                                      ========        ========        ========
Average sales prices at December 31:

Oil ($/bbl)                          $    7.05     $     12.19      $    18.37
Gas ($/mcf)                          $    2.10     $      2.33      $     3.02

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):

                                        1998             1997           1996

Standardized measure -
 beginning of year                   $ 267,594        $ 420,559      $ 208,301
                                      --------         --------       --------
Sales of oil and gas produced,
 net of production costs               (22,030)         (44,765)       (37,677)
Revisions to estimates of proved
 reserves:
  Net changes in sales prices and
   production costs                   (216,265)        (259,026)       170,529
  Revisions of previous quantity
   Estimates                            (8,400)	         14,014          4,020
  Change in estimated future
   development costs                   (17,262)          (1,775)       (19,294)
Purchases of reserves in place           1,597                -        171,456
Sale of reserves in place                    -             (244)	            -
Development costs incurred during
 the period                              6,728           18,597          9,305
Accretion of discount                   37,539           63,458         30,837
Income taxes                            46,293          109,780       (101,936)
Other                                   10,723          (53,004)       (14,982)
                                      --------         --------       --------
Net increase (decrease)               (161,077)        (152,965)       212,258
                                      --------         --------       --------
Standardized measure - end of year   $ 106,517        $ 267,594      $ 420,559
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is incorporated by reference from information under the captions "Ownership by Directors and Management" and "Principal Shareholders" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

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


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.  Financial Statements and Schedules

      See Index to Financial Statements and Supplementary Data in Item 8.

B.  Reports on Form 8-K

     A Form 8-K was filed on February 26, 1999 to report an Item 2 - Acquisition of Assets. The Form 8-K was filed to report the acquisition on February 12, 1999 of the Placerita oilfield assets for $35 million.

 C.   Exhibits

Exhibit No.           Description of Exhibit                         Page

3.1*  Registrant's Restated Certificate of Incorporation
      (filed as Exhibit 3.1 to the Registrant's Registration
      Statement on Form S-1 filed on June 7, 1989, File No. 33-29165) 3.2* Registrant's Restated Bylaws (filed as Exhibit 3.2 to the
      Registrant's Registration Statement on Form S-1 on June 7,
      1989, File No. 33-29165)
3.3*  Registrant's Certificate of Designation, Preferences and
      Rights of Series A Junior Participating Preferred Stock
      (filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-11708)
4.1* Rights Agreement between Registrant and Bank of America dated as of December 8, 1989 (filed as Exhibit 1 to Form 8-K filed on December 20, 1989, File No. 0-11708)
10.1* Description of Cash Bonus Plan of Berry Petroleum Company
      (filed as Exhibit 10.1 to the Registrant's Annual Report on
      Form 10-K for the year ended December 31, 1997, File No.
      1-9735)
10.2* Salary Continuation Agreement dated as of December 5, 1997, by and between Registrant and Jerry V. Hoffman (filed as Exhibit
      10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No.1-9735)
10.3* Form of Salary Continuation Agreement dated as of December 5,
      1997, by and between Registrant and Ralph J. Goehring and Michael R. Starzer (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
      1997, File No. 1-9735)
10.4* Form of Salary Continuation Agreements dated as of March 20,
      1987, as amended August 28, 1987, by and between Registrant and selected employees of the Company (filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed on June 7,
      1989, File No. 33-29165)
10.5* Instrument for Settlement of Claims and Mutual Release by and among Registrant, Victory Oil Company, the Crail Fund and Victory Holding Company effective October 31, 1986
      (filed as Exhibit 10.13 to Amendment No. 1 to the
      Registrant's Registration Statement on Form S-4 filed on May 22, 1987, File No. 33-13240)
10.6* Warrant Certificate dated November 14, 1996, by and between Registrant and Tannehill Oil Company (filed as
      Exhibit 10.16 in Registrant's Form 10-K filed on March 21,
      1997, File No. 1-9735)
10.7* Credit Agreement, dated as of December 1, 1996, by and between the Registrant and NationsBank of Texas, N.A.
      (filed as Exhibit 10.1 in Registrant's Form 8-K filed on December 18, 1996, File No. 1-9735)
10.8* Standard Offer #2 Power Purchase Agreement dated May 1984 by and between Registrant's predecessor and Pacific Gas and Electric Company (filed as Exhibit 10.14 in Registrant's Form 10-K filed on March 21, 1997, File No. 1-9735)
10.9* Standard Offer #1 Power Purchase Agreement dated
      January 16, 1997, by and between Registrant and Pacific
      Gas and Electric Company (filed as Exhibit 10.15 in
      Registrant's Form 10-K filed on March 21, 1997,
      File No. 1-9735) 10.10* Purchase and Sale Agreement, dated as of January 26, 1999, by and between the Registrant and Aera Energy LLC (filed as Exhibit 10.1 to the
      Registrant's Form 8-K filed on February 26, 1999,
      File No. 1-9735)
10.11* Standard Offer #2 Power Purchase Agreement
       (Newhall Phase I), as amended, dated December 1985, between Tenneco Oil Company and Southern California Edison (filed as Exhibit 10.2 to the Registrant's Form 8-K filed on February 26, 1999, File No. 1-9735)
10.12* Standard Offer #2 Power Purchase Agreement
       (Newhall Phase II), as amended, dated December 1985, between Tenneco Oil Company and Southern California
       Edison (filed as Exhibit 10.3 to the Registrant's
       Form 8-K filed on February 26, 1999, (File No. 1-9735)

Exhibit No.                     Description of Exhibit              Page

10.13  Amended and Restated 1994 Stock Option Plan                    42
10.14  Second Amendment to Credit Agreement dated as of
       January 21, 1999, by and between Registrant and
       NationsBank, N.A.                                              49
23.1   Consent of PricewaterhouseCoopers LLP                          76
23.2   Consent of DeGolyer and MacNaughton                            77
27. ** Financial Data Schedule
99.1   Undertaking for Form S-8 Registration Statements               79
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

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 12, 1999.

                         BERRY PETROLEUM COMPANY


/s/ JERRY V. HOFFMAN       /s/ RALPH J. GOEHRING         /s/ DONALD A. DALE
JERRY V. HOFFMAN             RALPH J. GOEHRING             DONALD A. DALE
Chairman of the Board,   Senior Vice President and           Controller
President and Chief      Chief Financial Officer   Principal Accounting Officer)
 Executive Officer      (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates so indicated.

     Name                      Office                            Date

/s/ Jerry V. Hoffman   Chairman of the Board, President        March 12, 1999
Jerry V. Hoffman         & Chief Executive Officer
/s/ William F. Berry         Director                          March 12, 1999
William F. Berry
/s/ Gerry A. Biller          Director                          March 12, 1999
Gerry A. Biller
/s/ Ralph B. Busch, III	     Director                          March 12, 1999
Ralph B. Busch, III
/s/ William E. Bush, Jr.     Director                          March 12, 1999
William E. Bush, Jr.
/s/ Richard F. Downs   	     Director                          March 12, 1999
Richard F. Downs
/s/ John A. Hagg             Director                          March 12, 1999
John A. Hagg
/s/ Thomas J. Jamieson       Director                          March 12, 1999
Thomas J. Jamieson
/s/ Roger G. Martin          Director                          March 12, 1999
Roger G. Martin