Form 10-Q
period 1999-03-31
BERRY PETROLEUM CO
filed 1999-05-05
CIK 778438

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1999
Commission file number 1-9735


                          BERRY PETROLEUM COMPANY
          (Exact name of registrant as specified in its charter)


           DELAWARE                                        77-0079387
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

28700 Hovey Hills Road, P.O. Bin X, Taft, California              93268
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         (661) 769-8811

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report:

                                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 1999, was 21,109,717 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                          BERRY PETROLEUM COMPANY
                              MARCH 31, 1999
                                   INDEX


PART I. Financial Information                                      Page No.

Item 1. Financial Statements

Condensed Balance Sheets at
 March 31, 1999 and December 31, 1998   . . . . . . . . . . . . . . .  3

Condensed Income Statements for the Three Month Periods
   Ended March 31, 1999 and 1998  . . . . . . . . . . . . . . . . . .  4

Condensed Statements of
 Cash Flows for the Three Month Periods
   Ended March 31, 1999 and 1998  . . . . . . . . . . . . . . . . . .  5

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .  6

Item 2. Management's Discussion and Analysis
 of Financial Condition and Results of Operations   . . . . . . . . .  7

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands, Except Share Information)

                                                 March 31,     December 31,
                                                   1999            1998
                                                (Unaudited)
         ASSETS
Current Assets:
  Cash and cash equivalents                     $    1,684      $    7,058
  Short-term investments available for sale            707             710
  Accounts receivable                               10,322           5,495
  Prepaid expenses and other                         2,022           4,049
                                                __________      __________
   Total current assets                             14,735          17,312

Oil and gas properties (successful efforts
 basis), buildings and equipment, net              190,127         155,571
Other assets                                         1,300             921
                                                __________      __________
                                                $  206,162      $  173,804
                                                ==========      ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    4,653      $    5,491
  Accrued liabilities                                1,784           2,108
  Federal and state income taxes payable               792             632
                                                __________      __________
   Total current liabilities                         7,229           8,231

Long-term debt                                      65,000          30,000

Deferred income taxes                               28,649          28,649

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                      -               -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares authorized;
   21,109,717 shares issued and outstanding at
   March 31, 1999 (21,109,729 at December 31, 1998)    211             211
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9               9
 Capital in excess of par value                     53,416          53,400
 Retained earnings                                  51,648          53,304
                                                __________       _________
   Total shareholders' equity                      105,284         106,924
                                                __________       _________
                                                $  206,162      $  173,804
                                                ==========      ==========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Income Statements
             Three Month Periods Ended March 31, 1999 and 1998
                    (In Thousands, Except Per Share Data)
                                (Unaudited)


                                                   1999            1998

Revenues:
  Sales of oil and gas                          $    9,225       $  11,485
  Interest and other income, net                       432              91
                                                __________       _________
                                                     9,657          11,576
                                                __________       _________

Expenses:
  Operating costs                                    4,462           4,479
  Depreciation, depletion and amortization           2,843           2,526
  General and administrative                         1,112           1,191
  Interest                                             927             504
                                                __________       _________
                                                     9,344           8,700
                                                __________       _________

Income before income taxes                             313           2,876
(Benefit) provision for income taxes                  (231)            805
                                                __________       _________

Net income                                      $      544       $   2,071
                                                ==========       =========

Basic net income per share                      $      .02       $     .09
                                                ==========       =========
Diluted net income per share                    $      .02       $     .09
                                                ==========       =========
Cash dividends per share                        $      .10       $     .10
                                                ==========       =========
Weighted average number of shares
  of capital stock outstanding (used to
  calculate basic net income per share)             22,009          22,002

Effect of dilutive securities:
  Stock options                                          6              82
  Other                                                  4              10
                                                __________       _________

Weighted average number of shares of
  capital stock used to calculate
  diluted net income per share                      22,019          22,094
                                                ==========       =========



The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
             Three Month Periods Ended March 31, 1999 and 1998
                              (In Thousands)
                                (Unaudited)

                                                    1999            1998
Cash flows from operating activities:
 Net income                                      $     544       $   2,071
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation, depletion and amortization          2,843           2,526
   Other, net                                          (98)             39
                                                 _________       _________
    Net working capital provided by operating
    activities                                       3,289           4,636

  (Increase)decrease in accounts receivable,
    prepaid expenses and other                      (2,800)          1,589
  (Decrease) increase in current liabilities        (1,002)            973
                                                 _________       _________
    Net cash (used in) provided by operating
     Activities                                       (513)          7,198

Cash flows from investing activities:
 Capital expenditures                               (2,590)         (1,538)
 Property acquisitions                             (34,667)              -
 Other, net                                             (5)             29
                                                 _________       _________
    Net cash used in investing activities          (37,262)         (1,509)

Cash flows from financing activities:
 Dividends paid                                     (2,201)         (2,201)
 Payment of long-term debt                               -          (2,000)
 Proceeds from issuance of long-term debt           34,585               -
 Other                                                  17               -
                                                 _________       _________
    Net cash provided by (used in)
     financing activities                           32,401          (4,201)
                                                 _________       _________
Net (decrease) increase in cash and
 cash equivalents                                   (5,374)          1,488

Cash and cash equivalents at beginning of year       7,058           7,756
                                                 _________       _________

Cash and cash equivalents at end of period       $   1,684       $   9,244
                                                 =========       =========

Supplemental disclosures of cash flow information:
 Income taxes paid                               $       -       $       -
                                                 =========       =========
 Interest paid                                   $   1,257       $     491
                                                 =========       =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                              March 31, 1999
                                (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1999 and December 31, 1998 and results of operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1998 financial statements. The December 31, 1998 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations


                           Results of Operations

     The Company earned net income of $.5 million, or $.02 per share, on revenues of $9.7 million for the first quarter of 1999, down 76% from net income of $2.1 million, or $.09 per share, on revenues of $11.6 million in the first quarter of 1998. However, net income for the 1999 quarter was up from the fourth quarter 1998 loss of $1.1 million or $(.04) per share, on revenues of $8.6 million. Included in the 1998 fourth quarter loss was a $1.1 million after-tax non-cash impairment charge related to the write-down of certain non-producing properties due to low oil prices.

     The following table presents certain comparative operating data for the three month periods:

                                                     Three Months Ended

                                                  Mar 31,   Mar 31,  Dec 31,
                                                    1999      1998     1998

Net Production - BOE per day                      12,778    12,639   11,602

Per BOE:
 Average sales price                              $ 8.01    $10.03   $ 8.09

 Operating costs                                    3.21      3.26     3.79
 Production taxes                                    .67       .68      .47
  Total operating costs                             3.88      3.94     4.26

 Depreciation & depletion (DD&A)                    2.47      2.22     2.37
 General and administrative expenses (G&A)           .97      1.05      .81
 Interest expense                                    .81       .44      .44

     Operating income was $2.0 million in the first quarter of 1999, down from $4.6 million in the first quarter of 1998, but up from $1.7 million in the fourth quarter of 1998.

     The decrease in operating income in the first quarter of 1999 compared to the first quarter of 1998 was due almost entirely to lower oil prices. Oil prices/BOE in the first quarter of 1999 averaged $8.01, down 20% from the already depressed level experienced in the first quarter of 1998 of $10.03. The Company's average price in the current quarter included a $.27/BOE benefit from a crude oil hedge contract with an independent California refiner. Operating income increased from the fourth quarter of 1998 due primarily to the acquisition of the Placerita properties located in Los Angeles County, California in February 1999, continued cost control on all of the Company's properties, favorable operating conditions for all three of the Company's cogeneration facilities (which results in lower operating costs) and increasing oil prices in the latter portion of the quarter.

	Operating costs in the first quarter of 1999 of $4.5 million, or $3.88/BOE, were comparable to $4.5 million, or $3.94/BOE, in the first quarter of 1998, but down on a BOE basis from $4.5 million, or $4.26/BOE, in the fourth quarter of 1998. The Company has maintained this favorable operating cost structure by judiciously managing the major components of its cost. The Company has obtained ownership of a third cogeneration plant as a portion of the assets purchased in February 1999. All three cogeneration plants produce steam for the Company's leases at a cost which is below that of conventionally generated steam. In addition, many of the Company's primary producing leases are located near two non-operated cogeneration plants which deliver attractively-priced steam to the Company. These factors and declining prices for the natural gas which fuel the Company's steam sources resulted in favorable overall steam costs in the first quarter even though the Company increased its steam volumes from conventional sources. In addition to steam cost reductions, the Company has identified and implemented other cost reduction measures including facility modifications which have resulted in current and long-term savings in areas such as lower gas fuel usage, chemical costs and other areas. The above operating cost/BOE reductions were achieved even though the 1998 10% salary reductions were restored on January 1, 1999. The Company continues to strive to accomplish operating costs of under $4.25 per BOE.

     Oil and gas production (BOE/day) in the first three months of 1999 averaged 12,778, up 1% and 10%, from 12,639 and 11,602 in the first and fourth quarters of 1998, respectively. The Placerita acquisition closed in February 1999. If these properties had been owned for the entire quarter, production would have averaged 13,732, a 18% increase over fourth quarter 1998 production levels. The Company fired additional conventional steam generation capacity in the latter portion of the first quarter which also improved production levels on the Company's South Midway-Sunset properties. Total net production on May 2, 1999 was approximately 14,300 BOE/day.

     DD&A expense per BOE was $2.47 in the first quarter of 1999, up from $2.22 and $2.37 in the first and fourth quarters of 1998, respectively. The aggregate cost of DD&A increased to $2.8 million in the first quarter of 1999 primarily due to the acquisition of producing leases and a 42 megawatt cogeneration plant located in the Placerita field. For the remainder of 1999, the Company expects its DD&A rate per BOE to remain fairly constant between $2.45 and $2.65.

     G&A expenses were $1.1 million, or $.97/BOE, in the first quarter of 1999, down from $1.2 million, or $1.05/BOE, in the first quarter of 1998, but up from $.9 million, or $.81/BOE, in the fourth quarter of 1998. The restoration of full salaries for all employees, other payroll related costs and higher legal fees contributed to the increase from the fourth quarter of 1998. G&A expenses in the first quarter of 1999 decreased from the same period in 1998 due primarily to lower payroll related costs and, on a per BOE basis, higher production in the first quarter of 1999.

     The Company experienced an effective tax benefit of 74% for the period ending March 31, 1999, compared to an effective tax rate of 28% for the same period last year. The benefit is a result of certain tax benefits, primarily enhanced oil recovery tax credits, applied against 1999's lower pre-tax book income. As oil prices recover, the Company expects that its effective tax rate will also trend upward.

     In response to the continued low oil price environment, the Company's capital development program has been established at between $5.3 and $6.0 million for 1999. The program includes the drilling of 9 development wells and several surface facility improvements. However, with the higher crude prices in the second quarter, Management will re-evaluate this level of expenditure to take advantage of the numerous development projects available on the Company's properties.

                     Liquidity and Capital Resources

     Working capital at March 31, 1999 was $7.5 million, down from $10.4 million at March 31, 1998 and $9.1 million at December 31, 1998. Net cash used in operations for the quarter was $.5 million, compared to cash provided by operations of $7.2 million for the first quarter of 1998. The timing of cash receipts from initial oil and electricity sales and cash disbursements for natural gas purchases related to the recently acquired Placerita properties contributed to the decline in cash flow. The Company expects that cash generation from these assets will improve significantly over the next two quarters.

     A more indicative measure of the Company's operating results is the change in working capital during these periods. Due to the decline in oil prices, working capital provided by operations in the first quarter of 1999 of $3.3 million was down 28% from $4.6 million generated in the first three months of 1998. Cash was used for dividend payments of $2.2 million and capital expenditures of $37.3 million, which included approximately $34.7 million for acquisitions. The Company's long-term debt increased $35 million to complete the recent acquisition of the Placerita field assets in February 1999.

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

     As part of the review, started in 1997, the Company determined that its accounting software would have to be modified or replaced. The Company has identified new software that is represented to be Y2k compliant. Two modules were replaced in the first half of 1998. The remaining modules are being replaced during the first nine months of 1999. The total cost of the software and hardware purchased to complete the installation is estimated to be approximately $.6 million. If, for some reason, the software cannot be purchased and installed by the year 2000, the Company intends to modify its existing software to handle Y2k. These modifications would be made by the Company's in-house information systems personnel. The Company has evaluated all of its other software, which is predominantly purchased from third party providers, and determined that they are substantially Y2k compliant as of the end of 1998.

     The Company has performed an evaluation of its computer hardware and determined that with only a few minor exceptions, it is Y2k compliant at this time. Minor upgrades were completed on some of the equipment to make them compliant at no material cost to the Company.

     The Company has made inquiries to the operator of the Company's three cogeneration facilities to ensure that all equipment is Y2k compliant. These facilities provide approximately two-thirds of the Company's steam, which is necessary to produce the Company's heavy oil reserves. The Company has been informed by the operator that the facilities are materially Y2k compliant at this time. If, by the year 2000, the cogeneration facilities are not compliant, it could have a material adverse effect on the Company's production volumes and results of operations. If the plants were shut down, the Company would fire its conventional generators, which would result in a lower volume of steam at a higher cost to the Company. However, the Company believes such action will not be necessary and is confident that the facilities will be compliant when the year 2000 arrives. Facilities and equipment at the non-owned cogeneration facilities which provide additional steam to the Placerita and South Midway-Sunset properties are being evaluated during the first half of 1999.

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

                      Forward Looking Statements

"Safe harbor under the Private Securities Litigation Reform Act of 1995": With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil, gas and electricity, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, Y2k non-compliance by the vendors, customers, the Company, etc.
and government regulation.

                         BERRY PETROLEUM COMPANY
                        Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

     None

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



Date:  May 4, 1999