Form 10-Q
period 1999-06-30
BERRY PETROLEUM CO
filed 1999-08-10
CIK 778438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly report ended June 30, 1999

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

     The number of shares of each of the registrant's classes of capital stock outstanding as of June 30, 1999 was 21,112,356 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the Registrant.

<PAGE 2>
                             BERRY PETROLEUM COMPANY
                                  JUNE 30, 1999
                                      INDEX


                                                                      Page No.
PART I.  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets at
 June 30, 1999 and December 31, 1998  . . . . . . . . . . . . . . . . . .  3

Condensed Income Statements
 for the Three Month Periods
   Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . .  4

Condensed Income Statements
 for the Six Month Periods
   Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . .  5

Condensed Statements of
 Cash Flows for the Six Month Periods
   Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . .  6

Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . .  7

Item 2.  Management's Discussion and Analysis
 of Financial Condition and Results of Operations . . . . . . . . . . . .  8

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . 12

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13






















                                       2
<PAGE 3>
                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                            Condensed Balance Sheets
                    (In Thousands, Except Share Information)

                                                   June 30,         December 31,
                                                     1999              1998
                                                  (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                      $   3,416           $   7,058
  Short-term investments available for sale            593                 710
  Accounts receivable                               13,354               5,495
  Prepaid expenses and other                         1,550               4,049
                                                 _________           _________
   Total current assets                             18,913              17,312

Oil and gas properties (successful efforts
 basis), buildings and equipment, net              188,579             155,571
Other assets                                         1,254                 921
                                                 _________           _________
                                                 $ 208,746           $ 173,804
                                                 =========           =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   6,615           $   5,491
  Accrued liabilities                                1,029               2,108
  Federal and state income taxes payable             1,569                 632
                                                 _________           _________
   Total current liabilities                         9,213               8,231

Long-term debt                                      65,000              30,000

Deferred income taxes                               28,188              28,649

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000
  shares authorized; no shares outstanding               -                   -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares
   authorized;
   21,112,356 shares issued and outstanding at
   June 30, 1999 (21,109,729 at December 31,
   1998)                                               211                 211
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                      9                   9
 Capital in excess of par value                     53,432              53,400
 Retained earnings                                  52,693              53,304
                                                 _________           _________
   Total shareholders' equity                      106,345             106,924
                                                 _________           _________
                                                 $ 208,746           $ 173,804
                                                 =========           =========


The accompanying notes are an integral part of these financial statements.

                                       3
<PAGE 4>

                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                          Condensed Income Statements
                Three Month Periods Ended June 30, 1999 and 1998
                      (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                     1999                 1998

Revenues:
 Sales of oil and gas                            $  14,474           $   9,602
 Interest and other income (expense), net               87                (147)
                                                 _________           _________
                                                    14,561               9,455
                                                 _________           _________
Expenses:
 Operating costs                                     5,090               4,038
 Depreciation, depletion and amortization            3,046               2,520
 General and administrative                          1,148                 941
 Interest                                            1,039                 480
                                                 _________           _________
                                                    10,323               7,979
                                                 _________           _________

Income before income taxes                           4,238               1,476
Provision (benefit) for income taxes                   991                 (38)
                                                 _________           _________
Net income                                       $   3,247           $   1,514
                                                 =========           =========

Basic net income per share                       $     .15           $     .07
                                                 =========           =========

Diluted net income per share                     $     .15           $     .07
                                                 =========           =========

Cash dividends per share                         $     .10           $     .10
                                                 =========           =========
Weighted average number of shares of capital
 stock outstanding used to calculate basic
 net income per share                               22,009              22,009

Effect of dilutive securities:
 Stock options                                          39                  38
 Other                                                   6                   3
                                                 _________           _________

Weighted average number of shares of capital
 stock used to calculate diluted net income
 per share                                          22,054              22,050
                                                 =========           =========





The accompanying notes are an integral part of these financial statements.

<PAGE 5>
                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                          Condensed Income Statements
                 Six Month Periods Ended June 30, 1999 and 1998
                     (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                     1999                 1998
Revenues:
 Sales of oil and gas                            $  23,699           $  21,088
 Interest and other income (expense), net              518                 (56)
                                                 _________           _________
                                                    24,217              21,032
                                                 _________           _________

Expenses:
 Operating costs                                     9,552               8,517
 Depreciation, depletion and amortization            5,888               5,046
 General and administrative                          2,260               2,132
 Interest                                            1,966                 985
                                                 _________           _________
                                                    19,666              16,680
                                                 _________           _________

Income before income taxes                           4,551               4,352
Provision for income taxes                             760                 767
                                                 _________           _________

Net income                                       $   3,791           $   3,585
                                                 =========           =========

Basic income per share                           $     .17           $     .16
                                                 =========           =========

Diluted net income per share                     $     .17           $     .16
                                                 =========           =========

Cash dividends per share                         $     .20           $     .20
                                                 =========           =========

Weighted average number of shares of capital
 Stock outstanding used to calculate basic net
 Income per share                                   22,009              22,005

Effect of dilutive securities:
 Stock options                                          14                  70
 Other                                                   5                   7
                                                 _________           _________

Weighted average number of shares of capital
 Stock used to calculate diluted net income
 per share                                          22,028              22,082
                                                 =========           =========



The accompanying notes are an integral part of these financial statements.

<PAGE 6>
                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                       Condensed Statements of Cash Flows
                 Six Month Periods Ended June 30, 1999 and 1998
                                  (In Thousands)
                                   (Unaudited)
                                                     1999                 1998
Cash flows from operating activities:
  Net income                                     $   3,791           $   3,585
   Depreciation, depletion and amortization          5,888               5,046
   (Decrease) increase in deferred income taxes       (461)                134
   Other, net                                          (83)               (119)
                                                 _________           _________
    Net working capital provided by operating
     activities                                      9,135               8,646

  (Increase) decrease in accounts receivable,
   prepaid expenses and other                       (5,360)              2,423
  Increase (decrease) in current liabilities           982                (275)
                                                 _________           _________
    Net cash provided by operating activities        4,757              10,794

Cash flows from investing activities:
  Capital expenditures                              (4,011)             (4,902)
  Property acquisitions                            (34,692)                  -
  Proceeds from sale of short-term investments         727                   -
  Purchase of short-term investments                  (611)                  -
  Other, net                                            (7)                 55
                                                 _________           _________
    Net cash used in investing activities          (38,594)             (4,847)

Cash flows from financing activities:
  Dividends paid                                    (4,402)             (4,402)
  Payment of short-term notes payable                    -              (2,000)
  Proceeds from issuance of long-term debt          34,598                   -
  Other, net                                            (1)                  -
                                                 _________           _________
    Net cash provided by (used in) financing
     activities                                     30,195              (6,402)
                                                 _________           _________

Net decrease in cash and cash equivalents           (3,642)               (455)

Cash and cash equivalents at beginning of year       7,058               7,756
                                                 _________           _________
Cash and cash equivalents at end of period       $   3,416           $   7,301
                                                 =========           =========
Supplemental disclosures of cash flow
 information:

 Income taxes paid (refund)                      $     290           $    (230)
                                                 =========           =========

 Interest paid                                   $   1,137           $     968
                                                 =========           =========

The accompanying notes are an integral part of these financial statements.

<PAGE 7>
                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                        Notes to Condensed Financial Statements
                                   June 30, 1999
                                    (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1998 financial statements. The December 31, 1998 Form 10-K and the Form 10-Q for the period ended March 31, 1999 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

<PAGE 8>
                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
               Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                             Results of Operations

     The Company had net income of $3.8 million for the six months ended
June 30, 1999, or $.17 per share, up 6% from $3.6 million, or $.16 per share, in the first half of 1998. For the three months ended June 30, 1999, the Company had net income of $3.2 million, or $.15 per share, up 113% and 540%, respectively, from $1.5 million, or $.07 per share, in the second quarter of 1998 and $.5 million, or $.02 per share, in the first quarter of 1999.

                                Three Months		    Six Months
                       June 30   March 31     June 30         June 30   June 30
                         1999      1999         1998            1999      1998

Net production -
 BOE/day                13,982     12,778      11,973          13,383    12,304

Per BOE Data:
 Average sales price   $ 11.37     $ 8.01      $ 8.81          $ 9.64    $ 9.43

 Operating costs          3.55       3.21        3.05            3.39      3.15
 Production taxes          .45        .67         .66             .55       .67
                         -----      -----       -----           -----     -----
  Total operating costs   4.00       3.88        3.71            3.94      3.82

 Depletion & depreciation
  (DD&A)                  2.39       2.47        2.31            2.43      2.27
 General & administrative
  (G&A) expenses           .90        .97         .86             .93       .96
 Interest expense          .82        .81         .44             .81       .44

     Operating income was $6.4 million for the second quarter of 1999 and $8.4 million for the six months ended June 30, 1999, up 106% and 9%, respectively, from $3.1 million in the second quarter of 1998 and $7.7 million for the first six months of 1998.

     The increase in operating income for the second quarter of 1999 compared to the second quarter of 1998 was due primarily to higher oil prices and increased production volumes. The increase in operating income for the first six months of 1999 versus the first six months of 1998 was due primarily to higher production. Oil prices per BOE in the second quarter of 1999 averaged $11.37, up 29% from $8.81 in the second quarter of 1998 and 42% from $8.01 in the first quarter of 1999. For the first half of 1999, oil prices for the Company's 13 degree API crude averaged $9.64, or 2% higher, than $9.43 experienced in the equivalent period of 1998. The Company's average price per BOE benefited by $.14 in the first half of 1999 due to a crude oil hedge contract with an independent California refiner compared to a benefit of $.75 in the first half of 1998. Oil production for the Company in the second quarter of 1999 averaged 13,982 BOE/day, an increase of 2,009 BOE/day from the second quarter of 1998 and 1,204 BOE/day from the first quarter of 1999. Both increases are primarily related to the acquisition of properties in the Placerita field located in northern Los Angeles County, California in February 1999.



                                       8
<PAGE 9>

     Operating costs in the second quarter of 1999 of $5.1 million, or $4.00/BOE, were 28% and 13% higher than $4.0 million, or $3.71/BOE in the second quarter of 1998 and $4.5 million, or $3.88/BOE, in the first quarter of 1999, respectively. The increase from the second quarter of 1998 was primarily related to the cost of operating the recently acquired Placerita properties and the firing of additional conventional steam generators on the Company's core properties to replace quantities of steam lost due to downtime of third party cogeneration facilities and to provide additional steam to accelerate the recovery of crude reserves on the properties. Although the Company has recognized the need for more intensive steaming on some of its core properties, the favorable cost structure has been maintained by the implementation of other cost reduction measures, including facility modifications, reductions in chemical requirements and other measures.

     DD&A expense/BOE was $2.39 in the second quarter of 1999, up from $2.31 in the second quarter of 1998, but down from $2.47 in the first quarter of 1999. Total DD&A in the second quarter of 1999 was $3.0 million, up from $2.5 million in the second quarter of 1998 and $2.8 million in the first quarter of 1999 primarily due to the acquisition of the Placerita properties, which included a 42 megawatt cogeneration facility. The Company expects its DD&A rate for 1999 to average between $2.40 and $2.55 per BOE.

     G&A expenses were $1.1 million, or $.90/BOE for the second quarter of 1999, up from $.9 million, or $.86/BOE in the second quarter of 1998 and comparable to $1.1 million, or $.97/BOE in the first quarter of 1999. On a per BOE basis, G&A decreased from the first quarter of 1999 and was comparable to the second quarter of 1998. The Company achieved these results despite the restoration of full salaries in January 1999. The Company had previously instituted a 10% salary reduction due to the 1998 decline in oil prices.

     The Company's effective tax rate of 17% for the six-month period ending June 30, 1999 was down slightly from 18% for the same period in 1998. These low effective rates are primarily the result of the continuation of the Company's investment in qualifying enhanced oil recovery projects in a low oil price environment. If current oil prices maintain their current levels or improve, the Company anticipates that the effective tax rate will trend upward.

                            Liquidity and Capital Resources

     Working capital at June 30, 1999 was $9.7 million, up from $9.1 million at December 31, 1998 and $8.9 million at June 30, 1998. Net cash flow from operations during the first six months of 1999 of $4.8 million was down 56% from $10.8 million generated in the first six months of 1998. However, the cash flow of the Company is materially effected by the timing of cash receipts from the sale of electricity from the three cogeneration plants owned by the Company. Under the provisions of the Company's sales contracts, the utility companies pay significantly higher dollar amounts for electricity generated during high power consumption periods in the form of a capacity payment. Based upon these terms, the cash received in the third and fourth quarter of 1999 will be substantially higher than the cash received in the first half of the year.

     A more indicative measure of the Company's operating results is the change in working capital during the period. Net working capital provided by operations during the first six months of 1999 of $9.1 million was up 6% from $8.6 million provided during the first six months of 1998. The Company borrowed $35 million to complete the purchase of the Placerita properties in February 1999. Cash was also used for other capital expenditures of $4.0 million and dividends of $4.4 million. With the recent improvement in oil prices, the Company's 1999 capital budget has been increased from $6.0 million to a total of $9.9 million, which includes the drilling of 22 new

<PAGE 10>

development wells (11 of which are horizontal wells) in the second half of 1999.

     On July 22, 1999, the Company increased its borrowing base to $150 million up from $110 million established in January 1999. As of August 6, 1999, the Company has outstanding borrowings under the credit facility of $62 million.

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

     As part of the review, started in 1997, the Company determined that its accounting software would have to be modified or replaced. The Company has identified new software that is represented to be Y2k compliant. Two modules were replaced in the first half of 1998. All but one of the remaining modules were replaced during the second quarter of 1999. The remaining module is expected to be replaced in the latter half of 1999. The total cost of the software and hardware purchased to complete all installations is estimated to be approximately $.6 million. If, for some reason, the final software module cannot be purchased and installed by the year 2000, the Company intends to modify its existing software to handle Y2k. These modifications would be made by the Company's in-house information systems personnel. The Company has evaluated all of its other software, which is predominantly purchased from third party providers, and determined that it was Y2k compliant as of the end of 1998.

     The Company has performed an evaluation of its computer hardware and determined that with only a few minor exceptions, it was Y2k compliant. Minor upgrades were completed on the remaining equipment to make them compliant at no material cost to the Company.

     The Company has worked with the operator of the Company's three cogeneration facilities to ensure that all equipment is Y2k compliant. These facilities provide approximately two-thirds of the Company's steam, which is necessary to produce the Company's heavy oil reserves. These facilities have been tested and the Company believes that they are materially Y2k compliant at this time.

     The Company's customers are predominantly major oil companies or independent refiners. If any of these customers were not Y2k compliant by the end of 1999 and could not buy the Company's crude oil, it could have a material impact on the Company's operations. The Company's operations could also be materially impacted if the pipeline companies that transport the crude oil or if any of the utility or critical service providers were not Y2k compliant and could not provide their products and services. However, Management anticipates that these companies will be substantially prepared for the year 2000 and, therefore, the Company's operations should not be materially impacted when the year 2000 arrives. The Company has communicated with the financial institutions that are business partners of the Company. It is anticipated that they will be Y2k compliant by the year 2000 resulting in no material impact to the Company. If any of the Company's other business partners are not Y2k compliant by the year 2000, Management does not believe it should have a material impact on the Company's operations.

<PAGE 11>
                          Forward Looking Statements

"Safe harbor under the Private Securities Litigation Reform Act of 1995": With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil, gas and electricity, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, government regulation, Y2k non-compliance by vendors, customers, other business associates and the Company.

<PAGE 12>
                             BERRY PETROLEUM COMPANY
                          Part II.   Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

     At the annual meeting, which was held at the Company's corporate offices on May 21, 1999, nine incumbent directors were re-elected. The results of voting as reported by the inspector of elections are noted below:

1. There were 22,008,609 shares of the Company's capital stock issued, outstanding and entitled to vote as of the record date, March 15, 1999.

2. There were present at the meeting, in person or by proxy, the holders of 19,481,640 shares, representing 88.52% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.

PROPOSAL ONE:  Election of Directors

                                                             WITHHELD
            NOMINEE          FOR VOTES      PERCENTAGE      AUTHORITY
       M. Young            19,460,791          99.89%         20,849
       J. Hoffman          19,460,786          99.89%         20,854
       J. Hagg             19,460,692          99.89%         20,948
       R. Martin           19,460,552          99.89%         21,088
       W. Berry            19,460,392          99.89%         21,248
       T. Jamieson         19,459,552          99.89%         22,088
       R. Busch            19,458,881          99.88%         22,759
       W. Bush             19,458,881          99.88%         22,759
       J. Gaul             19,455,771          99.87%         25,869

       Percentages are based on the shares represented and voting at the meeting in person or by proxy.

<PAGE 13>

                             BERRY PETROLEUM COMPANY
                           Part II.  Other Information



Item 6.  Exhibits and Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY


/s/ Jerry V. Hoffman________________
Jerry V. Hoffman
 Chairman, President and
 Chief Executive Officer



/s/ Ralph J. Goehring_______________
Ralph J. Goehring
 Senior Vice President and
 Chief Financial Officer
 (Principal Financial Officer)



/s/ Donald A. Dale__________________
Donald A. Dale
 Controller
 (Principal Accounting Officer)



Date:  August 9, 1999