Form 10-Q
period 1999-09-30
BERRY PETROLEUM CO
filed 1999-11-10
CIK 778438

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1999

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

                                    NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of September 30, 1999 was 21,112,354 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                          BERRY PETROLEUM COMPANY
                             SEPTEMBER 30, 1999
                                   INDEX


PART I.  Financial Information                                   Page No.

Item 1.  Financial Statements

Condensed Balance Sheets at
 September 30, 1999 and December 31, 1998 . . . . . . . . . . . . .  3

Condensed Statements of
 Operations for the Three Month Periods
  Ended September 30, 1999 and 1998 . . . . . . . . . . . . . . . .  4

Condensed Statements of
 Operations for the Nine Month Periods
  Ended September 30, 1999 and 1998 . . . . . . . . . . . . . . . .  5

Condensed Statements of
 Cash Flows for the Nine Month Periods
  Ended September 30, 1999 and 1998 . . . . . . . . . . . . . . . .  6

Notes to Condensed Financial Statements . . . . . . . . . . . . . .  7

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations . . . . . . . . .  8

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands, Except Share Information)

                                                  September 30,  December 31,
                                                       1999          1998
                                                   (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                         $   3,704     $   7,058
  Short-term investments available for sale               595           710
  Accounts receivable                                  13,960         5,495
  Prepaid expenses and other                            1,528         4,049
                                                    _________     _________
   Total current assets                                19,787        17,312

Oil and gas properties (successful efforts
 basis), buildings and equipment, net                 188,415       155,571
Other assets                                            1,348           921
                                                    _________     _________
                                                    $ 209,550     $ 173,804
                                                    =========     =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   7,566     $   5,491
  Accrued liabilities                                   1,720         2,108
  Federal and state income taxes payable                1,440           632
                                                    _________     _________
   Total current liabilities                           10,726         8,231

Long-term debt                                         60,000        30,000

Deferred income taxes                                  28,552        28,649

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                         -             -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares authorized;
   21,112,354 shares issued and outstanding at
   September 30, 1999 (21,109,729 at December 31, 1998)   211           211
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                         9             9
 Capital in excess of par value                        53,461        53,400
 Retained earnings                                     56,591        53,304
                                                    _________     _________
   Total shareholders' equity                         110,272       106,924
                                                    _________     _________
                                                    $ 209,550     $ 173,804
                                                    =========     =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Operations
           Three Month Periods Ended September 30, 1999 and 1998
                     (In Thousands, Except Per Share Data)

                                                       1999          1998
Revenues:
 Sales of oil and gas                               $  19,143     $  10,117
 Interest and other income, net                           217             3
                                                    _________     _________
                                                       19,360        10,120
                                                    _________     _________

Expenses:
 Operating costs                                        5,887         4,767
 Depreciation, depletion and amortization               3,090         2,508
 General and administrative                             1,427           980
 Interest                                               1,028           479
                                                    _________     _________
                                                       11,432         8,734
                                                    _________     _________

Income before income taxes                              7,928         1,386
Provision for income taxes                              1,829             8
                                                    _________     _________
Net income                                          $   6,099     $   1,378
                                                    =========     =========

Basic net income per share                          $     .28     $     .06
                                                    =========     =========

Diluted net income per share                        $     .28     $     .06
                                                    =========     =========

Cash dividends per share                            $     .10     $     .10
                                                    =========     =========

Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share                  22,011        22,009
Effect of dilutive securities:
 Stock options                                             85            15
 Other                                                      8             1
                                                    _________     _________

Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                          22,104        22,025
                                                    =========     =========



The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Operations
           Nine Month Periods Ended September 30, 1999 and 1998
                    (In Thousands, Except Per Share Data)

                                                       1999          1998
Revenues:
 Sales of oil and gas                               $  42,842     $  31,204
 Interest and other income (expense), net                 735           (52)
                                                    _________     _________
                                                       43,577        31,152
                                                    _________     _________

Expenses:
 Operating costs                                       15,439        13,284
 Depreciation, depletion and amortization               8,978         7,554
 General and administrative                             3,687         3,112
 Interest                                               2,994         1,464
                                                    _________     _________
                                                       31,098        25,414
                                                    _________     _________

Income before income taxes                             12,479         5,738
Provision for income taxes                              2,589           775
                                                    _________     _________
Net income                                          $   9,890     $   4,963
                                                    =========     =========

Basic net income per share                          $     .45     $     .23
                                                    =========     =========

Diluted net income per share                        $     .45     $     .23
                                                    =========     =========

Cash dividends per share                            $     .30     $     .30
                                                    =========     =========

Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share                  22,010        22,007


Effect of dilutive securities:
 Stock options                                             31            36
 Other                                                      7             1
                                                    _________     _________

Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                          22,048        22,044
                                                    =========     =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
            Nine Month Periods Ended September 30, 1999 and 1998
                               (In Thousands)
                                (Unaudited)
                                                       1999          1998
Cash flows from operating activities:
 Net income                                         $   9,890     $   4,963
 Depreciation, depletion and amortization               8,978         7,554
 Other, net                                              (295)           (8)
                                                    _________     _________
   Net working capital provided by operating
    activities                                         18,573        12,509

Decrease (increase) in accounts receivable,
 prepaid expenses and other                            (5,944)        3,695
Increase (decrease) in current liabilities              2,495          (222)
                                                    _________      ________
    Net cash provided by operating activities          15,124        15,982

Cash flows from investing activities:
 Property acquisitions                                (34,692)       (3,136)
 Capital expenditures                                  (6,801)       (6,051)
 Proceeds from sale of short-term investments             727             -
 Purchase of short-term investments                      (611)            -
 Other, net                                                (9)           99
                                                    _________       _______
    Net cash used in investing activities             (41,386)       (9,088)

Cash flows from financing activities:
 Dividends paid                                        (6,603)       (6,603)
 Proceeds from issuance of long-term debt              34,598             -
 Payment of long-term debt                             (5,000)       (2,000)
 Other, net                                               (87)           21
                                                    _________       _______
    Net cash provided by (used in)
     financing activities                              22,908        (8,582)

Net decrease in cash and cash
 equivalents                                           (3,354)       (1,688)

Cash and cash equivalents, beginning of year            7,058         7,756
                                                    _________       _______

Cash and cash equivalents, end of period            $   3,704       $ 6,068
                                                    =========       =======
Supplemental disclosures of cash flow:
 Income taxes paid (refunded)                       $   1,578       $  (610)
                                                    =========       =======
 Interest paid                                      $   3,316       $ 1,457
                                                    =========       =======

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                            September 30, 1999
                               (Unaudited)

1. All adjustments which are, in the opinion of Management, necessary for a fair presentation of the Company's financial position at September 30, 1999 and December 31, 1998, results of operations and cash flows for the nine month periods ended September 30, 1999 and 1998 and results of operations for the three month periods ended September 30, 1999 and 1998 have been included. All such adjustments are of a recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1998 financial statements. The December 31, 1998 Form 10-K and the Form 10-Q's for the periods ended June 30 and March 31, 1999 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3. The Company is a cross-defendant in litigation pending in the Los Angeles County Superior Court. The original lawsuit was filed in June 1996, and the Company was served as a Doe cross-defendant in June 1997. The complaint involves an oil and gas lease located in Los Angeles County and seeks to recover approximately $.6 million in clean up costs allegedly incurred by the plaintiff/lessor after the lease that dated back to the late 1940's was terminated by the then lessee. Substantially all of the lessees in the chain of title from the late 1940's to the date of termination were named as defendants. The cross-complaint by Placerita Oil Company, Inc. ("POCI"), the last of the lessees, seeks indemnification from the other lessees in the chain of title as to the plaintiff's claims. Although the Company was never a lessee in the chain of title, Berry acquired all of the stock of one of the lessees (TEORCO) that had been in the chain of title in prior years. TEORCO assigned the leases to POCI approximately two years prior to Berry's acquiring the stock of TEORCO. POCI's cross-complaint also seeks an unknown amount, but which could be as much as $34 million in damages from TOSCO Corporation and from TEORCO, the entity that in 1986 assigned to POCI the lease and two other leases, on the basis of alleged fraud by TOSCO, et al. in overstating the oil and gas reserves to POCI. TOSCO is the same entity that sold the stock of its subsidiary, TEORCO, to Berry in 1988. Berry has potential successor liability because of its acquisition of the stock of TEORCO. Berry has cross-complained against TOSCO for equitable indemnity. The scope of the litigation recently broadened and is requiring increasing resources to defend. The Company is vigorously defending itself. The case is currently scheduled for trial in January 2000. Although Management believes it has a strong defense in the lawsuit, the final outcome cannot be determined at this time. Therefore, no receivable or liability has been recorded by the Company.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                            Results of Operations

     The Company had net income of $9.9 million, or $.45 per share, for the first nine months of 1999, an increase of 98% from $5.0 million, or $.23 per share, for the first nine months of 1998. For the third quarter of 1999, the Company earned $6.1 million, or $.28 per share, up 336% from $1.4 million, or $.06 per share, in the third quarter of 1998.

                               	    Three Months Ended		Nine Months Ended

                               Sept 30,  June 30,  Sept 30,  Sept 30,  Sept 30,
                                 1999      1999      1998      1999      1998

Net production-BOEPD*           14,267    13,982    12,011    13,681    12,205
Per BOE data:
  Average sales price           $14.58    $11.37    $ 9.17    $11.46    $ 9.35

Operating costs                   4.01      3.55      3.79      3.49      3.36
Production taxes                   .48       .45       .53       .55       .63
    Total operating costs         4.49      4.00      4.32      4.04      3.99

Depreciation/Depletion (DD&A)     2.35      2.39      2.27      2.40      2.27

General & administrative expenses
 (G&A)                            1.09       .90       .89       .99       .93

Interest expense                   .78       .82       .43       .80       .44
*Barrel of oil equivalent per day

     Operating income was $10.2 million for the third quarter of 1999, up 252% from $2.9 million in the third quarter of 1998. For the nine months ended September 30, 1999, operating income was $18.6 million, or 75% higher than $10.6 million for the same period in 1998.

     The increases in operating income for the nine months and three months ended September 30, 1999 compared to the same periods in 1998 were primarily related to higher crude oil prices and higher production. Average oil prices of $11.46 and $14.58 for the nine and three months ended September 30, 1999 were 23% and 59% higher than the first nine months and third quarter of 1998, respectively. The average oil prices received in the first nine months of 1999 and the three month period ended September 30, 1999 were reduced by $.22 per barrel and $.88 per barrel, respectively, due to the effect of the Company's hedge contracts. In the same periods of 1998, the effect of hedged barrels was an increase of $.66 per barrel for the nine month period and $.51 for the three month period ended September 30, 1998. The Company currently has two hedge contracts in effect, representing 6,500 barrels of oil per day (BOPD), or approximately 43% of Berry's current daily output.

     Oil and gas production in the third quarter of 1999 averaged 14,267 BOEPD, up 19% or 2,256 BOEPD, from 12,011 BOEPD in the third quarter of 1998. For the nine months ended September 30, 1999, production averaged 13,681 BOEPD, up 12% or 1,476 BOE/day from 12,205 BOEPD in the same 1998 period. The primary reasons for the increase were the purchase in February 1999 of certain properties in the Placerita field located in Los Angeles County, the drilling of a total of 20 new wells companywide in the second and third quarters of 1999 and increased steaming operations. The purchased properties produced approximately 2,800 BOPD on the date of acquisition and are presently producing approximately 3,300 BOPD.

     Operating costs/BOE for the three months ended September 30, 1999 were $4.49, up 4% from $4.32 in the third quarter of 1998 and 13% from $4.00 in the second quarter of 1999. The Company anticipated higher oil prices beginning in the second quarter of 1999 and made several operational changes to increase oil production and maximize revenues. The most prominent of these was to fire additional steam generators on the Company's Midway-Sunset properties. Prices for natural gas, which is used to fire these generators and the Company's cogeneration plants, increased during the first nine months of 1999 and was the primary reason for the increase in operating costs. It should be noted, however, the cost to produce steam from the Company's cogeneration plants is significantly lower than from conventional steam generators. The effects of higher gas prices and additional steam from conventional generators was partially offset by the purchase in February 1999 of a 42 megawatt cogeneration facility connected with the Placerita properties acquisition and a steam purchase contract which is priced at a cost below conventional steam generation rates.

     As part of the Company's 1999 capital program, the Company drilled 20 development wells, completed 10 workovers and other projects for a total expenditure of $6.8 million in the first nine months of the year. Included in the development wells were 11 horizontal wells. The preliminary results of these wells were very encouraging with cumulative incremental production from these wells alone at approximately 510 BOPD in September which should increase to over 800 BOPD after all of the initial steam cycles have been completed on the new wells.

     G&A expenses for the three months ended September 30, 1999 were $1.4 million, or $1.09/BOE, up from $1.0 million, or $.89/BOE, in the third quarter of 1998. For the first nine months of 1999, G&A expenses increased to $.99/BOE from $.93/BOE in the comparable period of 1998. The Company incurred $.2 million in legal fees, or $.15/BOE, in the third quarter of 1999 related to the TEORCO lawsuit described in Note 3 of "Notes to Condensed Financial Statements" which represented a significant portion of the increase in both the quarter and year-to-date comparisons. If the case continues to trial, the Company expects this suit to increase G&A expenses in both the fourth quarter of 1999 and the first quarter of 2000. The impact on later quarters is unknown and will depend upon the outcome of the case and the timing of subsequent actions, if any.

     The Company experienced an effective tax rate of 21% for the nine month period ending September 30, 1999, up from 14% for the same period in 1998. While the Company continues to invest in qualifying enhanced oil recovery projects, this substantial increase in the effective rate was due to the increase in oil prices. The Company anticipates that the effective tax rate will trend upward if oil prices maintain their current levels or improve.

                        Liquidity and Capital Resources

     Working capital at September 30, 1999 was $9.1 million, up 44% from $6.3 million at September 30, 1998 and equal to the $9.1 million at December 31, 1998. Net cash provided by operations was $15.1 million, down 6% from $16.0 million for the first nine months of 1998. Although working capital was up, the cash provided by operations was down, due to the timing of cash receipts related to oil and electricity sales. The Company purchased producing properties and a 42 megawatt cogeneration facility located in the Placerita field, Los Angeles County, California for $35.0 million in February 1999. In addition, cash was used for development projects of $6.8 million, dividends of $6.6 million and long-term debt reduction of $5.0 million. In 2000, the Company anticipates a capital budget of approximately $13 million which includes the drilling of over 60 development wells and 20 remedial activities on the Company's properties.

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

     As part of the review, the Company determined that its accounting software would have to be modified or replaced. The Company identified new software that is represented to be Y2k compliant. All but one of the modules have been replaced. The remaining module is being replaced in November 1999. The total cost of the software and hardware purchased to complete all installations is estimated to be approximately $.6 million. If, for some reason, the final software module cannot be installed by the year 2000, the Company intends to modify its existing software to handle Y2k. These modifications would be made by the Company's in-house information systems personnel. The Company has evaluated all of its other software, which is predominantly purchased from third party providers, and determined that it was Y2k compliant as of the end of 1998.

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

     The Company is finalizing its contingency plan to handle potential problems that might occur on January 1, 2000 if any of the Company's software, hardware, field equipment, etc., or if any of its suppliers or customers have problems that could materially effect the operations of the Company.

                         Forward-Looking Statements

     "Safe harbor under the Private Securities Litigation Reform Act of 1995":
With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, competition, litigation uncertainties, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, Y2K non-compliance by key vendors, customers, the Company, etc. and government regulation.

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



Date:  November 9, 1999