Form 10-K
period 1999-12-31
BERRY PETROLEUM CO
filed 2000-02-28
CIK 778438

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                    For the fiscal year ended December 31, 1999
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 16, 2000, the registrant had 21,113,383 shares of Class A Common Stock outstanding and the aggregate market value of the voting stock held by nonaffiliates was approximately $234,039,000. This calculation is based on the closing price of the shares on the New York Stock Exchange on February 16, 2000 of $16.1875. The registrant also had 898,892 shares of Class B Stock outstanding on February 16, 2000, all of which is held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                          BERRY PETROLEUM COMPANY
                             TABLE OF CONTENTS

                                  PART I

Items 1
and 2.      Business and Propertie ................................  3
                  General .........................................  3
                  Oil Marketing ...................................  4
                  Steaming Operations .............................  5
                  Electricity Generation ..........................  6
                  Environmental and Other Regulations .............  7
                  Competition .....................................  7
                  Employees .......................................  7
                  Oil and Gas Properties ..........................  8
                     Development ..................................  8
                     Exploration ..................................  9
                  Enhanced Oil Recovery Tax Credits ............... 10
                  Oil and Gas Reserves ............................ 10
                  Production ...................................... 10
                  Acreage and Wells ............................... 11
                  Drilling Activity ............................... 11
                  Title and Insurance ............................. 11

Item 3.        Legal Proceedings .................................. 12
Item 4.        Submission of Matters to a Vote of
                 Security Holders ................................. 13
               Executive Officers ................................. 13

                                  PART II

Item 5.        Market for the Registrant's Common Equity and
                 Related Shareholder Matters ...................... 14
Item 6.        Selected Financial Data ............................ 15
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .............. 16
Item 8.        Financial Statements and Supplementary Data ........ 20
Item 9.        Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure ........... 39

                                  PART III

Item 10.       Directors and Executive Officers of the Registrant . 39
Item 11.       Executive Compensation ............................. 39
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management .............................. 39
Item 13.       Certain Relationships and Related Transactions ..... 39

                                  PART IV

Item 14.       Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K .............................. 39

                                  PART I

Items 1 and 2.  Business and Properties

General

     Berry Petroleum Company, ("Berry" or "Company"), is an independent energy company engaged in the production, development, acquisition, exploitation and exploration of crude oil and natural gas. While the Company was incorporated in Delaware in 1985 and has been a publicly traded company since 1987, it can trace its roots in California oil production back to 1909. Currently, Berry's principal reserves and producing properties are located in Kern, Los Angeles and Ventura Counties in California. Information contained in this report on Form 10-K reflects the business of the Company during the year ended
December 31, 1999. The Company's corporate headquarters are located on its properties in the South Midway-Sunset field, near Taft, California and Management believes the current facilities are adequate.

     The Company's mission is to increase shareholder wealth, primarily through maximizing the value and cash flow of the Company's assets. To achieve this, Berry's corporate strategy is to remain a low-cost producer and to grow the Company's asset base strategically. To increase production and proved reserves, the Company will compete to acquire oil and gas properties with primarily proved reserves with exploitation potential and will focus on the further development of its existing properties by application of enhanced oil recovery (EOR) methods, developmental drilling, well completions and remedial work. In conjunction with the goals of being a low-cost heavy oil producer and the exploitation and development of its large heavy crude oil base, the Company owns three cogeneration facilities which provide an efficient and secure long-term supply of steam which is necessary for the economic production of heavy oil. Berry views these assets as a critical part of its long-term success. Berry believes that its primary strengths are its ability to maintain a low-cost operation, its flexibility in acquiring attractive producing properties which have significant exploitation and enhancement potential and its experienced management team. While the Company continues to be an active acquirer in California, it is investigating several other basins which would establish another core area and provide for additional growth opportunities and diversification of the Company's predominantly heavy oil resource base. The Company has unused borrowing capacity to finance acquisitions and will consider, if appropriate, the issuance of capital stock to finance future purchases.

Proved Reserves

     As of December 31, 1999, the Company's estimated proved reserves were
112.5 million barrels of oil equivalent, (BOE), of which 99.5% is heavy crude oil, i.e., oil with an API gravity of less than 20 degrees. A significant portion of these proved reserves is owned in fee. Substantially all of the Company's reserves as of December 31, 1999 were located in California with 76%, 18% and 5% of total proved reserves in Kern, Los Angeles and Ventura Counties, respectively. The Company's reserves have a long life, in excess of 20 years, which is primarily a result of the Company's strong position in heavy crude oil (the Company's properties in the Midway-Sunset and the Placerita fields average 13 degree API gravity and the Montalvo field averages 16 degree API gravity). Production in 1999 was 5.1 million BOE, up 16% from 1998 production of 4.4 million BOE. For the five years 1995 through 1999, the Company's average annual reserve replacement rate was 245% and the finding and development cost was $2.67 per BOE.

Acquisitions

     In February 1999, the Company completed the acquisition of the Placerita oilfield, located in northern Los Angeles County for approximately $35 million. This acquisition was financed utilizing the Company's revolving credit facility. These properties currently produce approximately 3,200 net barrels of heavy oil per day. The proved reserves associated with the Placerita properties are approximately 20 million barrels. Included in the purchase price was a 42 megawatt dual-turbine cogeneration facility which provides steam for the thermally enhanced oil recovery methods used on the properties.

Operations

     Berry operates all of its principal oil producing properties. The Midway-Sunset and Placerita fields contain predominantly heavy crude oil which requires heat, supplied in the form of steam, injected into the oil producing formations to reduce the oil viscosity which improves the mobility of the oil flowing to the well-bore for production. Berry utilizes cyclic steam recovery methods in the Midway-Sunset field, steam-drive in the Placerita field and primary recovery methods at its Montalvo field. Berry is able to produce its heavy oil at its Montalvo field without the necessity of steam since the producing reservoir is at a depth in excess of 12,000 feet and thus the reservoir temperature is high enough to produce the oil without the assistance of additional heat from steam. Field operations include the initial recovery of the crude oil and its transport through treating facilities into storage tanks. After the treating process is completed, which includes removal of water and solids by mechanical, thermal and chemical processes, the crude oil is metered through Lease Automatic Custody Transfer (LACT) units and either transferred into crude oil pipelines owned by other companies or, in the case of the Placerita field, transported via trucks. The point-of-sale is usually the LACT unit or truck loading facility.

Revenues

     The percentage of revenues by source for the prior three years is as follows:

                                     1999         1998         1997

Sales of oil and gas                  99%         100%          97%
Interest and other income              1%           -% (1)       3%

(1)  less than 1%


Oil Marketing

     The world and California markets for crude oil remained extremely depressed throughout 1998 and into early 1999. In late February 1999, OPEC and certain non-OPEC countries agreed to significantly reduce oil production with the goal of eliminating the worldwide oil glut and thus increase oil prices. This cohesive pact was highly successful, laying the foundation for a significant improvement in oil prices. The price for West Texas Intermediate (WTI), the U.S. benchmark crude oil, rose from $11.37/bbl to $27.07/bbl during 1999.
Supply was also curtailed as a result of a significant reduction in capital spending in the sector. The worldwide demand for oil increased throughout
1999 as many of the world economies strengthened. As we enter 2000, it appears that most economies are doing well and that growth will continue with some economists predicting demand to be over 78 million barrels of oil per day by the end of 2000 versus under 75 million barrels per day demand in late 1998.

     The crude price differential between WTI and California's heavy crude oil continues to be volatile, but has averaged $5.97, $5.97 and $5.74 for 1999, 1998 and 1997, respectively. The Company believes the differential will continue near these levels in 2000.

     The Pacific Pipeline was completed in 1999 and is able to deliver unblended San Joaquin Valley heavy crude oil into the Los Angeles refining market. This pipeline is insulated and provides another transportation outlet for San Joaquin Valley heavy crude oil without requiring lighter crude oil volumes as transportation blendstock. While the Company believes this development is positive, it is very difficult to determine if this additional outlet has favorably impacted the prices received for the Company's crude oil.

     Berry competitively markets its crude oil production to competing buyers including independent marketing, pipeline and integrated oil companies. Management does not believe that the loss of any single customer or contract would materially affect its business. The Company sells its oil and gas production under both short-term and long-term contracts up to 18 months in duration, whereby the Company agrees to deliver certain volumes of crude oil to pipeline delivery points on the Company's properties. These contracts provide for the sale of crude oil at current market prices. At various times in the past, the Company has been able, through its marketing efforts, to obtain crude oil price premiums, the level of which depends upon current market conditions. One of the Company's properties, with production of approximately 3,200 barrels per day (B/D), is burdened by a price-sensitive royalty. The royalty is 75% of the heavy oil posted price above a specified level, escalated and calculated annually. From time to time, the Company also enters into crude oil and natural gas hedge contracts depending on various factors, including Management's view of future crude oil and natural gas prices, and the Company's future financial commitments. The Company currently has two bracketed zero cost collar hedge contracts with two refiners as part of its price protection program. This price protection program is designed to moderate the effects of severe price downturns while allowing Berry to participate in 100% of the upside after a $3/bbl payment on 6,500 B/D.
Of this 6,500 B/D, Berry participates on 5,000 B/D above $15.50/bbl and on 1,500 B/D above $17.50/bbl. These price triggers are based on heavy oil postings and both contracts expire at year-end 2000.

     At the present time, Management believes it is adequately hedged in the event of another severe oil price decline. These price protection activities resulted in a net cost to the Company of $.51 per barrel in 1999 and contributed $.50 to the average price received for the Company's crude oil in 1998. Berry's 1999 average heavy crude oil sales price was $13.08 per barrel, up $4.06 per barrel, or 45% from $9.02 in 1998.

Steaming Operations

     At December 31, 1999, approximately 95% of the Company's proved reserves, or 107 million barrels, consisted of heavy crude oil produced from depths averaging less than 2,000 feet. The Company, in achieving its goal of being a low cost heavy oil producer, has focused on reducing its steam cost by the purchase of its 38 megawatt cogeneration facility in 1995 and another
18 megawatt cogeneration facility in 1996 which was part of the purchase of additional oil properties in the South Midway-Sunset Field. In early 1999, the Company purchased the Placerita oilfield which is highly dependent on low-cost steam for economic production. This purchase also included a 42 megawatt cogeneration facility. Steam generation from these facilities is more efficient than conventional steam generators, as both steam and electricity are produced from the same natural gas fuel supply. In addition, the Company's ownership of these facilities allows for absolute control over the steam supply which is crucial for the maximization of oil production and ultimate reserve recovery.

     The Company has adequate productive steam capacity for its requirements at all three core areas. Deregulation of the electricity generation market in California may have a positive or negative impact on the Company's future electricity revenues. The Company believes, at a minimum, continued steam generation from cogeneration facilities will be significantly more efficient and cost effective than conventional steam generators.

Midway-Sunset Field

    For its South Midway-Sunset properties, the Company's current steam production is generated by its 38 and 18 megawatt cogeneration facilities (approximately 18,500 barrels of steam per day (BSPD)) and, as needed, from conventional steam generators. In addition, the Company uses the duct-firing capability of its 38 megawatt facility to produce up to an additional
4,500 BSPD available for delivery to its South Midway-Sunset properties.
The Company also has a steam contract from an on-site, non-owned cogeneration facility for a minimum delivery of 2,000 BSPD for use in the Company's operations. Conventional steam generators are used by the Company as required to maintain current production levels, to economically produce additional crude oil and as emergency back-up steam generation to the cogeneration facilities. In early 1998, the Company temporarily shut down the duct-firing steam capacity at its 38 megawatt facility and reduced the utilization of conventional steam generators to reduce costs and improve cash flow. The Company began increasing the volume of steam injected in this field in late 1998 and early 1999 through duct-firing and conventional steam generation.
On its North Midway-Sunset properties, the Company relies solely on conventional steam generators for its steam requirements.

     The Company's two cogeneration facilities in the South Midway-Sunset field sell electricity to a large California-based utility under separate contracts. The 38 megawatt facility has a 15-year Standard Offer #1 (SO1) contract, which results in a long-term buyer for the electricity and expires in 2012. The 18 megawatt facility has a Standard Offer #2 (SO2) contract which expires in January, 2002.

Placerita

     On its Placerita properties, the Company generates approximately 13,500 BSPD from its 42 megawatt cogeneration facility, buys another 5,000 BSPD from a third party cogeneration facility when available, and generates another 6,000 BSPD from conventional steam generators.

     The 42 megawatt facility, which has two separate 21 megawatt gas fired turbines, has two SO2 contracts; one which expires in May 2002, and the other in March 2009. The electricity from this facility is sold to a different California-based utility than the Midway-Sunset contracts.

     The Company has physical access to gas pipelines, such as the Kern River/ El Paso and Southern California Gas Company systems, to transport its gas purchases required for steam generation. The Company has no long-term gas delivery contracts and none of the Company's cogeneration facilities are subject to any long-term gas transportation agreements. The Company believes there is sufficient capacity to deliver natural gas to the Company's properties.

Electricity Generation

     The Company's three cogeneration facilities, when combined, have electricity production capacity of 98 megawatts of electricity per hour.
Each facility is located on a centrally-located oil property such that the steam generated by the facility is capable of being delivered to the oil properties that require the steam for production purposes. The Company is now in an enviable position because it has succeeded in acquiring a secure long-term source of low-cost steam, and in many cases, the steam volumes and low cost is the determining factor as to the economic viability of a thermally enhanced heavy oil project. The proceeds received from the sale of electricity offset a large portion of the cost of producing steam and are reported as a reduction of operating costs in the Company's financial statements. While these electricity revenues are substantial, the Company's investments in these facilities have been for the express purpose of lowering the steam cost in its heavy oil operations and securing operating control of the respective steam generation. The Company views the generation of electricity as a by-product and while it must compete in the electrical generation marketplace, it does not consider itself, nor does it intend to position itself, as a competitor in the electrical industry.

     One of Berry's challenges in the next few years will be to maximize the cashflow from the operations of these facilities as the California electrical market continues on its path of full deregulation and as the Company's SO2 contracts, which represent a premium in current electrical revenue over current market prices, expire. In the current environment prior to deregulation, the electrical revenue is linked to the price of natural gas at the California border. Upon full deregulation, now believed to occur in 2001, electricity prices will have a reduced correlation to natural gas prices, and will be more heavily influenced by other sources of electrical generation, e.g., hydroelectric power, nuclear power, coal and other sources. In addition, the electrical demand is expected to cause greater volatility in the electrical prices received by the Company. Changes in the electrical prices for California power will directly impact the Company's steam costs and, therefore, its operating costs. Due to this massive change in California's electrical industry, the Company's primary goal is to maximize its existing electrical generation capacity, while minimizing the volatility in the Company's steam cost. Management believes that this will be possible in the long-term, but in the transition period it may be more difficult.

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

     The Company's oil and gas operations and properties are subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with drilling, production and electricity generation activities, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities if the Company fails to comply with them or for any contamination resulting from the Company's operations.

     Berry has established policies and procedures for continuing compliance with environmental laws and regulations affecting its production. The costs incurred to comply with these laws and regulations are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters.

     Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect the Company any differently, or to any greater or lesser extent, than other companies in California and in the domestic oil and gas industry as a whole. Berry believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company's operations or financial condition but there can be no assurances that changes in, or additions to, laws or regulations regarding the protection of the environment will not have such an impact in the future.

     Berry maintains insurance coverage which it believes is customary in the industry although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1999 which would have a material impact upon the Company's financial position or results of operations.

Competition

     The oil and gas industry is highly competitive. As an independent producer, the Company does not own any refining or retail outlets and, therefore, it has little control over the price it receives for its crude oil. As such, higher costs, fees and taxes assessed at the producer level cannot necessarily be passed on to the Company's customers. In acquisition activities, significant competition exists as both integrated and independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Although many of these competitors have greater financial and other resources than the Company, Management believes that Berry is in a position to compete effectively due to its low cost structure, transaction flexibility, strong financial position, experience and determination.

Employees

     On December 31, 1999, the Company had 108 full-time employees, up from 88 employees at year-end 1998. This increase in employees from 1998 is primarily due to the acquisition of the Placerita properties.

Oil and Gas Properties

  Development

     South Midway-Sunset - Berry owns and operates working interests in 22 properties consisting of 2,010 acres located in the South Midway-Sunset field. The Company estimates these properties account for approximately 69% of the Company's proved oil and gas reserves and approximately 69% of its current daily production. Of these properties, 14 are owned in fee. The wells produce from an average depth of approximately 1,200 feet, and rely on thermal EOR methods, primarily cyclic steaming.

     During 1999, the primary focus in this field was directed at the continued development of the Formax properties, acquired in 1996 and the continued application of horizontal well technology in the Monarch sands. Of the 20 wells drilled in this area in 1999, 14 were drilled on the Formax properties, and 11 were horizontal wells. The Company's objectives related to using this developing technology were to improve ultimate recovery of original oil-in-place, reduce the development and operating costs of the properties and accelerate production. In 2000, the Company plans to drill an additional 46 development wells in this field, 12 of which will be horizontal and perform an extensive 3-D seismic survey on a portion of the properties purchased in the last few years.

     North Midway-Sunset - Berry owns and operates approximately 1,975 acres in the North Midway-Sunset field which account for approximately 8% of the Company's proved oil and gas reserves and 5% of daily production. These properties also rely on thermal EOR methods, primarily cyclic steaming.
Berry's interests consist of four fee properties comprising 1,009 acres and nine leases comprising 966 acres. These wells produce from an average depth of approximately 1,200 feet.

     During 1999, the Company drilled one exploitation well to further evaluate the diatomite accumulation on top of the Fairfield anticline. In 2000, the Company plans to drill a horizontal diatomite test well, an exploitation well to test Plio-Pleistocene oil sands present in the southwest syncline area, and a horizontal well in the Potter formation.

     Montalvo - Berry owns a 100% working interest in six leases, comprising 8,563 acres, in Ventura County, California comprising the Montalvo field. The State of California is the lessor for two of the six leases. The Company estimates current proved reserves from Montalvo account for approximately 5% of Berry's proved oil and gas reserves and approximately 5% of Berry's daily production. The wells produce from an average depth of approximately 12,500 feet. No new wells were drilled in 1999 or are budgeted in 2000, however, several remedials are planned in 2000.

     Placerita - On February 12, 1999, Berry acquired the Placerita oilfield, which established a new core area, from a large California oil producer. The property consists of six leases (three are federal leases) and two fee properties totaling approximately 700 acres. The Company estimates current proved reserves from Placerita account for approximately 18% of Berry's proved oil and gas reserves and approximately 21% of Berry's daily production. The average depth of the wells is approximately 1,800 feet. These properties rely on thermal methods, primarily steam drive.

     One water disposal well was drilled in 1999. In 2000, the Company plans to drill two core holes, six development wells, and two horizontal producers, as well as expand the steamflood.

     The following is a summary of capital expenditures incurred during 1999 and 1998 and projected capital expenditures for 2000:

                      CAPITAL EXPENDITURES SUMMARY
                            (in thousands)

                                2000(1)         1999         1998
                              (Projected)

South Midway-Sunset Field
  New wells                   $	 5,670       $ 	3,120     $  2,886
  Remedials/workovers              750            607          767
  Facilities                       590            337        1,028
  Cogeneration facilities          320          3,126          623
                               -------        -------      -------
                                 7,330          7,190        5,304
                               -------        -------      -------
Placerita
  New wells                      2,400            310            -
  Remedials/workovers              950             69            -
  Facilities                     1,570            784            -
  Cogeneration facilities          780              -            -
                               -------        -------      -------
                                 5,700          1,163            -
                               -------        -------      -------
North Midway-Sunset Field
  New wells                        893            150          826
  Remedials/workovers                -             25           57
  Facilities                         -             18           45
                               -------        -------      -------
                                   893            193          928
                               -------        -------      -------
Montalvo
  Remedials/workovers              615             16          117
  Facilities                       650             37          108
                               -------        -------      -------
                                 1,265             53          225
                               -------        -------      -------
Other                              628            523          524
                               -------        -------      -------
Totals                        $ 15,816       $  9,122     $  6,981
                               =======        =======      =======

(1) Budgeted capital expenditures may be adjusted for numerous reasons including, but not limited to, results of drilling and oil price levels. See the Future Developments section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Exploration

     The Company did not participate in the drilling of any exploratory wells in 1999 or 1998 and has none budgeted for 2000. In recent years, the Company has concentrated on growth through development of existing assets and strategic acquisitions. The Company is pursuing an acquisition strategy which may include some exploration drilling in the future.

Enhanced Oil Recovery Tax Credits

     The Revenue Reconciliation Act of 1990 included a tax credit for certain costs associated with extracting high-cost, capital-intensive marginal oil or gas and which utilizes at least one of nine designated "enhanced" or tertiary recovery methods. Cyclic steam and steam drive recovery methods for heavy oil, which Berry utilizes extensively, are qualifying EOR methods. In 1996, California conformed to the federal law, thus, on a combined basis, the Company is able to achieve credits approximating 12% of its qualifying costs. The credit is earned for only qualified EOR projects by investing in one of three types of expenditures: 1) drilling development wells, 2) adding facilities that are integrally related to qualified EOR production, or 3) utilizing a tertiary injectant, such as steam, to produce oil. The credit may be utilized to reduce the Company's tax liability down to, but not below, its alternative minimum tax liability. This credit is significant in reducing the Company's income tax liabilities and effective tax rate.

Oil and Gas Reserves

     The Company continued to engage DeGolyer and MacNaughton (D&M) to estimate the proved oil and gas reserves and the future net revenues to be derived from properties of the Company for the year ended December 31, 1999. D&M is an independent oil and gas consulting firm located in Dallas, Texas. In preparing their reports, D&M reviewed and examined geologic, economic, engineering and other data considered applicable to properly determine the reserves of the Company. They also examined the reasonableness of certain economic assumptions regarding forecasted operating and development costs and recovery rates in light of the economic environment on December 31, 1999. For the Company's operated properties, these reserve estimates are filed annually with the U.S. Department of Energy. Refer to the Supplemental Information About Oil & Gas Producing Activities (Unaudited) for the Company's oil and gas reserve disclosures.

Production

     The following table sets forth certain information regarding production for the years ended December 31, as indicated:

                                       1999         1998         1997
Net annual production:(1)
  Oil (Mbbls)                         5,060        4,359        4,503
  Gas (Mmcf)                            180          245          282
Total equivalent barrels(2)           5,090        4,399        4,550
Average sales price:
  Oil (per bbl)                     $ 13.08      $  9.02      $ 14.70
  Gas (per mcf)                        1.90         2.64         2.68
  Per BOE                             13.07         9.05        14.71
Average production cost (per BOE)      4.33         4.05         4.92

(1) Net production represents that owned by Berry and produced to its interest, less royalty and other similar interests.

(2) Equivalent oil and gas information is at a ratio of 6 thousand cubic feet (mcf) of natural gas to 1 barrel (bbl) of oil. A barrel of oil (bbl) is equivalent to 42 U.S. gallons.

Acreage and Wells

     At December 31, 1999, the Company's properties accounted for the following developed and undeveloped acres:

                                Developed Acres       Undeveloped Acres
                               Gross        Net       Gross        Net
                              ------      ------     ------      ------
California                     7,166       7,165      7,244       7,244
Other                            360          41          -           -
                              ------      ------     ------      ------
                               7,526       7,206      7,244       7,244
                              ======      ======     ======      ======

       Gross acres represent acres in which Berry has a working interest; net acres represent Berry's aggregate working interests in the gross acres.

     Berry currently has 2,390 gross oil wells (2,386 net) and 4 gross gas wells (3.1 net). Gross wells represent the total number of wells in which Berry has a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by Berry. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity

     The following table sets forth certain information regarding Berry's drilling activities for the periods indicated:

                                 1999             1998             1997
                             Gross    Net    Gross     Net    Gross     Net
Exploratory wells drilled:
  Productive                    -       -       -        -       -        -
  Dry(1)                        -       -       -        -       -        -
Development wells drilled:
  Productive                   21      21      20       20      89       89
  Dry(1)                        -       -       1        1       1        1
Total wells drilled:
  Productive                   21      21      20       20      89       89
  Dry(1)                        -       -       1        1       1        1


(1) A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well

Title and Insurance

     To the best of the Company's knowledge, there are no defects in the title to any of its principal properties including related facilities. Notwithstanding the absence of a recent title opinion or title insurance policy on all of its properties, the Company believes it has satisfactory title to its properties, subject to such exceptions as the Company believes are customary and usual in the oil and gas industry and which the Company believes will not materially impair its ability to recover the proved oil and gas reserves or to obtain the resulting economic benefits.

     The oil and gas business can be hazardous, involving unforeseen circumstances such as blowouts or environmental damage. Although it is not insured against all risks, the Company maintains a comprehensive insurance program to address the hazards inherent in the oil and gas business.

Item 3.   Legal Proceedings

     The Company is a cross-defendant in litigation pending in the Los Angeles County Superior Court. The original lawsuit was filed in June 1996, and the Company was served as a Doe cross-defendant in June 1997. The complaint involves an oil and gas lease located in Los Angeles County and seeks to recover approximately $.6 million in clean up costs allegedly incurred by the plaintiff/lessor after the lease that dated back to the late 1940's was terminated by the then lessee. Substantially all of the lessees in the chain of title from the late 1940's to the date of termination were named as defendants. The cross-complaint by Placerita Oil Company, Inc. ("POCI"), the last of the lessees, seeks indemnification from the other lessees in the chain of title as to the plaintiff's claims. Although the Company was never a lessee in the chain of title, Berry acquired all of the stock of one of the lessees (TEORCO) that had been in the chain of title in prior years. TEORCO assigned the leases to POCI approximately two years prior to Berry's acquiring the stock of TEORCO. POCI's cross-complaint also seeks an unknown amount, but which could be as much as $49 million in damages from TOSCO Corporation and from TEORCO, the entity that in 1986 assigned to POCI the lease and two other leases, on the basis of alleged fraud by TOSCO, et al. in overstating the oil and gas reserves to POCI. TOSCO is the same entity that sold the stock of its subsidiary, TEORCO, to Berry in 1988. Berry has potential successor liability because of its acquisition of the stock of TEORCO. In the third and fourth quarter of 1999, the scope of the litigation broadened substantially and required increasing resources to defend. The Company is vigorously defending itself and has incurred significant legal expenses that impact general and administrative expenses. The case is currently being tried before a jury with a likely initial outcome in the first quarter of 2000. Although Management believes it has a strong defense in the lawsuit, the ultimate outcome cannot be determined at this time. Therefore, no receivable or liability has been recorded by the Company.

     While the Company, is from time to time, a party to certain lawsuits in the ordinary course of business, the Company is not a party to any other lawsuits not mentioned herein as of February 16, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Executive Officers

     Listed below are the names, ages (as of December 31, 1999) and positions of the executive officers of Berry and their business experience during at least the past five years. All officers of the Company are appointed in May of each year at an organizational meeting of the Board of Directors. There are no family relationships between any executive officer and members of the Board of Directors.

     JERRY V. HOFFMAN, 50, Chairman of the Board, President and Chief Executive Officer. Mr. Hoffman has been President and Chief Executive Officer since May 1994 and President and Chief Operating Officer from March 1992 until May 1994. Mr. Hoffman was added to the Board of Directors in March 1992 and named Chairman on March 21, 1997. Mr. Hoffman held the Senior Vice President and Chief Financial Officer positions from January 1988 until March 1992.
Mr. Hoffman has held a variety of other positions with the Company and its predecessors since February 1985.

     RALPH J. GOEHRING, 43, Senior Vice President and Chief Financial Officer. Mr. Goehring has been Senior Vice President since April 1997, Chief Financial Officer since March 1992 and was Manager of Taxation from September 1987 until March 1992. Mr. Goehring is also an Assistant Secretary for the Company.

     MICHAEL R. STARZER, 38, has been Vice President of Corporate Development since March 1996 and was Manager of Corporate Development from April 1995 to March 1996. Mr. Starzer, a registered petroleum engineer, was with Unocal from August 1983 to May 1991 and from August 1993 to April 1995. Mr. Starzer was an engineering consultant and worked with the California State Lands Commission from May 1991 to August 1993.

     BRIAN L. REHKOPF, 52, has been Manager of Engineering since September 1997. Mr. Rehkopf, a registered petroleum engineer, joined the Company's engineering department in June 1997 and was previously a Vice President and Asset Manager with ARCO Western Energy, a subsidiary of Atlantic Richfield Corp. (ARCO) since 1992 and an Operations Engineering Supervisor with ARCO from 1988 to 1992. Mr. Rehkopf is also an Assistant Secretary for the Company.

     GEORGE T. CRAWFORD, 39, has been Manager of Production, since January 1, 1999. Mr. Crawford, a petroleum engineer, was previously the Production Engineering Supervisor for ARCO Western Energy. Mr. Crawford was employed by ARCO from 1989 to 1998 in numerous engineering and operational assignments including Production Engineering Supervisor, Planning and Evaluation Consultant and Operations Superintendent.

     DONALD A. DALE, 53, has been Controller since December 1985. Mr. Dale was the Controller for the Company's predecessor from September 1985 to December 1985.

     KENNETH A. OLSON, 44, has been Corporate Secretary since December 1985 and Treasurer since August 1988. Mr. Olson has held a variety of other positions with the Company and its predecessors since July 1985.

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

     Shares of Class A Common Stock (Common Stock) and Class B Stock, referred to collectively as the "Capital Stock," are each entitled to one vote and 95% of one vote, respectively. Each share of Class B Stock is entitled to a $1.00 per share preference in the event of liquidation or dissolution. Further, each share of Class B Stock is convertible into one share of Common Stock at the option of the holder.

     In November 1999, the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one such Right for each outstanding share of Capital Stock on December 8, 1999. Each share of Capital Stock issued after December 8, 1999 includes one Right. The Rights expire on December 8, 2009. See Note 7 of Notes to the Financial Statements.

     In conjunction with the acquisition of the Tannehill assets in 1996, the Company issued a Warrant Certificate to the beneficial owners of Tannehill Oil Company. This Warrant authorizes the purchase of 100,000 shares of Berry Petroleum Company Class A Common Stock until November 8, 2003 at $14.06 per share. All the warrants are currently outstanding and the underlying shares will not be registered under the Securities Act of 1933.

     Berry's Class A Common Stock is listed on the New York Stock Exchange under the symbol "BRY". The Class B Stock is not publicly traded. The market data and dividends for 1999 and 1998 are shown below:

                                1999                         1998
                    Price Range       Dividends    Price Range      Dividends
                   High       Low     per Share   High       Low    per Share

First Quarter   $ 14 1/8   $ 8 11/16  $ .10    $ 17 1/2   $ 13 3/4   $  .10
Second Quarter    14 5/8    11 1/8      .10      15 3/8     13          .10
Third Quarter     14 11/16  13 1/8      .10      13 13/16   10 1/2      .10
Fourth Quarter    15 7/16   12 1/4      .10      14 1/4     11 1/2      .10

     The closing price per share of Berry's Common Stock, as reported on the New York Stock Exchange Composite Transaction Reporting System for February 16, 2000, December 31, 1999 and December 31, 1998 was $16 3/16, $15 1/8 and
$14 3/16, respectively.

     The number of holders of record of the Company's Common Stock was 809 (and approximately 3,600 street name shareholders) as of February 16, 2000. There was one Class B Stockholder of record as of February 16, 2000.

     The Company paid cash dividends for many years prior to the roll-up of the various Berry companies into Berry Petroleum Company on December 16, 1985. Since Berry's formation, the Company has paid dividends on its Common Stock for eight consecutive semi-annual periods through September 1989 and for 41 consecutive quarters through December 31, 1999. The Company intends to continue the payment of dividends, although future dividend payments will depend upon the Company's level of earnings, operating cash flow, capital commitments, financial covenants and other relevant factors.

     At December 31, 1999, dividends declared on 4,033,150 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B group, for as long as this remaining member shall live.

Item 6.  Selected Financial Data

     The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in Item 8, "Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 1999 were derived from the audited financial statements and the accompanying notes to those financial statements
(in thousands, except per share and per barrel data):


                                 1999      1998      1997      1996      1995
Statement of Operations Data:
  Sales of oil and gas        $ 66,615  $ 39,858  $ 67,172  $ 55,264  $ 45,773
  Operating costs               22,028    17,828    22,407    17,587    18,264
  General and administrative
    expenses (G&A)               6,269     3,975     5,907     4,820     4,578
  Depreciation, depletion &
    amortization (DD&A)         12,294    10,080    10,138     7,323     6,847
  Net income                    18,006     3,879    19,260    17,546    12,203
  Basic net income per share       .82       .18       .88       .80       .56
  Weighted average number of
    shares outstanding          22,010    22,007    21,976    21,939    21,932

Balance Sheet Data:
  Working capital             $  8,435  $  9,081  $ 11,499  $  7,850  $ 36,506
  Total assets                 207,649   173,804   177,724   176,403   117,722
  Long-term debt                52,000    30,000    32,000    36,000         -
  Shareholders' equity         116,213   106,924   111,871   101,009    92,060
  Cash dividends per share         .40       .40       .40       .40       .40

Operating Data:
  Cash flow from operations     24,809    19,924    31,401    29,182    17,070
  Capital expenditures
    (excluding acquisitions)     9,122     6,981    18,597     9,333     7,518
  Property/facility
    acquisitions                33,605     2,991         -    75,613     7,554
  Per BOE:
    Sales price                $ 13.07   $  9.05   $ 14.71   $ 15.36   $ 13.48
    Operating costs               4.33      4.05      4.92      4.92      5.41
    G&A                           1.23       .90      1.30      1.35      1.35
                                ------    ------    ------    ------    ------
    Cash flow                     7.51      4.10      8.49      9.09      6.72
    DD&A                          2.42      2.29      2.23      2.05      2.03
                                ------    ------    ------    ------    ------
    Operating income           $  5.09   $  1.81   $  6.26   $  7.04   $  4.69
                                ======    ======    ======    ======    ======

  Production (BOE)               5,090     4,399     4,550     3,573     3,379

Proved Reserves Information:
  Total BOE                    112,541    92,609   101,043   102,116    78,068
  Present value (PV10) of
    estimated future cash
    flow before income taxes $ 714,555 $ 113,811 $ 376,459 $ 634,579 $ 308,370
  Year-end BOE price for
    PV10 purposes                19.41      7.05     12.19     18.37     13.39

Other:
  Return on average
    shareholders' equity         16.5%      3.5%     18.1%     18.2%     13.6%
  Return on average total assets  9.0%      2.2%     10.9%     13.3%     10.5%
  Total debt/total debt
    plus equity                  30.9%     21.9%     22.2%     29.8%      N/A
  Year-end stock price       $ 15 1/8  $14 3/16  $17 7/16  $ 14 3/8  $ 10 1/8
  Year-end market
    capitalization           $332,920  $312,247  $383,510  $315,471  $222,061

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides information on the results of operations for each of the three years ended December 31, 1999 and the financial condition, liquidity and capital resources as of December 31, 1999. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

     The profitability of the Company's operations in any particular accounting period will be directly related to the average realized prices of oil and gas sold, the type and volume of oil and gas produced and the results of acquisition, development, exploitation and exploration activities. The average realized prices for oil and gas will fluctuate from one period to another due to world and regional market conditions and other factors. The aggregate amount of oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. Production rates, steam costs net of net electricity revenue, labor, maintenance expenses and production taxes are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing principal factors, among others.

                           Results of Operations

     Net income for 1999 was $18 million, up 362% from $3.9 million in 1998, but down 7% from $19.3 million in 1997. For the fourth quarter of 1999, net income was $8.1 million, up 836% from a loss of $(1.1) million in the fourth quarter of 1998 and up 72% from $4.7 million earned in the same 1997 period. The improvements from 1998 are directly related to improved sales prices and increased production levels, while maintaining good cost control.

     The following table presents certain operating data for the years ended December 31, 1999, 1998 and 1997:

                                   1999            1998            1997

  Net Production - BOE per day    13,946          12,053          12,465
Per BOE:
  Average sales price            $ 13.07         $  9.05         $ 14.71
  Operating costs(1)                3.81            3.46            4.24
  Production taxes                   .52             .59             .68
    Total operating costs           4.33            4.05            4.92
  DD&A                              2.42            2.29            2.23
  G&A                               1.23             .90            1.30
  Interest expense                   .78             .44             .51

(1) Excluding production taxes.


     Operating income from producing operations was $32.7 million in 1999, up 166% from $12.3 million in 1998, but down 7% from $35 million in 1997. This dramatic fluctuation was a direct result of the change in oil prices. World oil prices declined sharply in 1998, but gradually rebounded beginning in early 1999. The average sales price/BOE received in 1999 was $13.07, up 44% from $9.05 received in 1998, but down 11% from $14.71 received in 1997. Postings for the Company's 13 degree API gravity crude oil started 1999 at $6.50/bbl and improved during the year, ending 1999 at $19.75/bbl. As of February 16, 2000, postings have increased to $23.50/bbl.

     The improvement in operating income in 1999 from 1998 was also due to an increase in oil and gas production during the year. Oil and gas production averaged 13,946 BOE/day in 1999, up 16% from 12,053 BOE/day in 1998 and up 12% from 12,465 BOE/day in 1997. These increases were due to the Company's purchase of the Placerita oilfield properties in February 1999 which currently produce approximately 3,200 net bbls/day.

     The Company has integrated the Placerita properties into its operations while maintaining excellent control of its operating costs. Operating costs per BOE were $4.33 in 1999, up 7% from $4.05 in 1998, but down 12% from $4.92 in 1997. In 1998, in response to the drop in oil prices, the Company took a number of steps to reduce costs and protect the cash flow of the Company. Salary reductions were implemented, steam production from higher cost sources was curtailed, well servicing activities were reduced and a number of wells were shut-in, along with the implementation of other cost control measures. As oil prices began to improve in 1999, salaries were restored, steaming and well servicing activities were increased and a number of the shut-in wells were put back on production. Production gradually increased during the year from 13,573 BOE/D in February 1999 when the Placerita properties were added to 14,736 BOE/D in the fourth quarter of 1999.

     DD&A/BOE increased to $2.42 in 1999, up from $2.29 and $2.23 in 1998 and 1997, respectively. The increase was primarily due to the acquisition of the producing leases and 42 megawatt cogeneration plant located in the Placerita field and increased capital spending.

General

     G&A increased 58% and 7%, respectively, to $6.3 million in 1999 from $4.0 million in 1998 and $5.9 million in 1997. On a per BOE basis, G&A increased to $1.23 in 1999 from $.90 in 1998, but declined from $1.30 in 1997. The 1998 G&A costs were unusually low in light of the severe market conditions faced by the Company in early 1998 when several steps were initiated to reduce and control costs. An across-the-board 10% salary reduction, with certain members of Management taking even higher reductions, was implemented in March 1998. Simultaneously, reductions were made in the number of employees. These two factors accounted for approximately $1.0 million of the G&A savings as compared to 1997. The salaries were reinstated effective January 1, 1999. Legal costs were also higher in 1999 due to a lawsuit involving TEORCO, a company Berry purchased in 1988.

     Interest expense in 1999 of $4.0 million was up significantly from $1.9 million in 1998 and $2.3 million in 1997. This increase was a direct result of the financing of the Placerita acquisition in February 1999.

     On December 31, 1998, the Company recorded a $1.8 million pre-tax impairment charge related to non-producing properties in Kern County due to the low year-end oil prices on that date.

     The Company's effective income tax rate in 1999 was 21.4%, up from 9% in 1998, but down from 32% in 1997. The higher rate in 1999 was due primarily to the increase in the price of oil compared to 1998, but lower than 1997 due to increased EOR credits.

             Financial Condition, Liquidity and Capital Resources

     Working capital as of December 31, 1999 was $8.4 million, down from $9.1 million at December 31, 1998 and $11.5 million at December 31, 1997. Working capital provided by operations was $30.4 million in 1999, compared to $18.2 million in 1998 and $32.9 million in 1997. Cash was used to fund the Company's $9.1 million development program, which included $3.6 million for the drilling of 21 new wells and a $3.1 million major turnaround on the Company's
38 megawatt cogeneration facility. Cash was also used to pay off $13 million of the Company's long-term debt and to pay dividends of $8.8 million.

     In February 1999, the Company purchased properties in the Placerita field in Los Angeles County for $35 million which included six leases and two fee properties with proved reserves of approximately 20 million barrels. The acquisition also included a 42 megawatt cogeneration plant and two SO2 electricity sales contracts that expire in 2002 and 2009.

     With the high oil prices that presently exist, the Company has put in place a 2000 capital budget of approximately $15.8 million for the year, with a focus on accelerating oil recovery on its core properties. A total of 57 new wells and 62 workovers are planned. The Company is also performing an extensive 3-D seismic survey on a portion of its South Midway-Sunset properties in the first quarter of 2000 at a cost of approximately $.8 million. The Company anticipates a significant increase in production during the year compared to 1999 levels. The Company expects to finance this development through internally generated cash flow.

     The total proved reserves at December 31, 1999 were 112.5 million BOE, up 21% from 92.6 million at December 31, 1998 and up 11% from 101 million BOE at December 31, 1997. The increase from year-end 1998 was due primarily to the purchase of the Placerita properties which added approximately 20 million barrels and, to a lessor extent, the addition of 2.6 million BOE that were previously deemed uneconomic at December 31, 1998.

     The Company's present value of estimated future cash flows before income taxes, discounted at 10%, was $715 million at December 31, 1999, up 527% from $114 million at December 31, 1998 and up 90% from $376 million at December 31, 1997. The increase at December 31, 1999 compared to the prior two years was primarily due to the increase in oil prices. The values were based on year-end oil prices of $19.41, $7.05 and $12.19 for 1999, 1998 and 1997, respectively.

                             Year 2000

     In 1997, the Company began a review of its computer hardware, software applications and process control equipment with embedded semiconductor chips to determine which components, if any, would not function correctly in the years 2000 and beyond. In the third quarter of 1998, the Company created a Year 2000
(Y2k) team to monitor the results of the review on an ongoing basis to better ensure that the Company's operations would not experience any material adverse effects when the year 2000 arrived.

     As part of the review, the Company determined that its accounting software would have to be modified or replaced. The Company identified new software that was represented to be Y2k compliant and implemented the packages in 1998 and 1999. The total cost of the software and hardware purchased to complete the installation was approximately $.6 million. The Company evaluated all of its other software, which is predominantly purchased from third party providers, and determined that they were substantially Y2k compliant as of the end of 1998.

     The Company performed an evaluation of its computer hardware and determined that, with only a few minor exceptions, it was Y2k compliant. Minor upgrades were completed on some of the equipment to make them compliant at no material cost to the Company. The Company worked with the contract operator of the Company's three cogeneration facilities to ensure that all equipment was Y2k compliant. These facilities provide over two-thirds of the Company's steam, which is necessary to produce the Company's heavy oil reserves.

     The Company's customers are predominantly major oil companies or large independent refiners. If any of these customers were not Y2k compliant by the end of 1999 and could not buy the Company's crude oil, it could have had a material impact on the Company's operations. The Company's operations could also be impacted if the pipeline companies that transport the crude oil or if any of the utility or critical service providers were not Y2k compliant and could not provide their products and services. The Company communicated with the financial institutions that are business partners of the Company.

     When the year 2000 arrived, the Company experienced no problems and does not anticipate any future problems related to Y2k that would materially affect the Company's operations.

                          Future Developments

     Deregulation of the electricity generation market in California may have a positive or negative impact on the Company's future steam costs as electricity prices de-couple from natural gas prices. As of December 31, 1999, the Company's sales price for electricity generated from the three cogeneration plants owned by the Company correlates directly with natural gas prices. Therefore, the Company's net steam costs are fairly consistent between quarters and years. Beginning upon full deregulation, now believed to occur in 2001, electricity prices will be determined by not only the cost of natural gas, but also the cost of coal, hydroelectric power, nuclear power and other sources of power. In addition, changes in power supply and demand may make electricity prices more volatile than in the past. The Company is reviewing its future fuel supply and power sales options to maximize the cash flow of these assets while reducing the potential volatility of the related steam costs.

                         Impact of Inflation

     The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.

                     Forward Looking Statements

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil, gas and electricity, competition, environmental risks, litigation uncertainties, drilling, development and operating risks, uncertainties about the estimates of reserves, Y2k non-compliance by the vendors, customers, the Company, etc. and government regulation.

Item 8.  Financial Statements and Supplementary Data


                           BERRY PETROLEUM COMPANY
                     Index to Financial Statements and
                            Supplementary Data


                                                                     Page

Report of PricewaterhouseCoopers LLP, Independent Accountant .......  21

Balance Sheets at December 31, 1999 and 1998 .......................  22

Statements of Operations for the
  Years Ended December 31, 1999, 1998 and 1997 .....................  23

Statements of Shareholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997 .....................  24

Statements of Cash Flows for the
  Years Ended December 31, 1999, 1998 and 1997 .....................  25

Notes to the Financial Statements ..................................  26

Supplemental Information About Oil & Gas
  Producing Activities .............................................  37


Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Berry Petroleum Company

In our opinion, the accompanying balance sheets and the related statements of operations and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Berry Petroleum Company (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP




February 18, 2000
Los Angeles, California

                       BERRY PETROLEUM COMPANY
                           Balance Sheets
                      December 31, 1999 and 1998
              (In Thousands, Except Share Information)

                                                        1999           1998
                   ASSETS
Current assets:
 Cash and cash equivalents                          $     980      $   7,058
 Short-term investments available for sale                596            710
 Accounts receivable                                   15,303          5,495
 Prepaid expenses and other                             2,080          4,049
                                                     --------       --------
    Total current assets                               18,959         17,312

Oil and gas properties (successful efforts basis),
  buildings and equipment, net                        186,519        155,571
Other assets                                            2,171            921
                                                     --------       --------
                                                    $ 207,649      $ 173,804
                                                     ========       ========


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $   7,203      $   5,491
 Accrued liabilities                                    1,999          2,108
 Federal and state income taxes payable                 1,322            632
                                                     --------       --------
      Total current liabilities                        10,524          8,231

Long-term debt                                         52,000         30,000

Deferred income taxes                                  28,912         28,649

Shareholders' equity:
 Preferred stock, $.01 par value, 2,000,000 shares
  authorized; no shares outstanding                         -              -
 Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
     authorized; 21,112,334 shares issued
     and outstanding (21,109,729 in 1998)                 211            211
   Class B Stock, 1,500,000 shares authorized
     898,892 shares issued and outstanding
     (liquidation preference of $899)                       9              9
 Capital in excess of par value                        53,487         53,400
 Retained earnings                                     62,506         53,304
                                                     --------       --------
      Total shareholders' equity                      116,213        106,924
                                                     --------       --------
                                                    $ 207,649      $ 173,804
                                                     ========       ========

The accompanying notes are an integral part of these financial statements.

                      BERRY PETROLEUM COMPANY
                      Statements of Operations
            Years ended December 31, 1999, 1998 and 1997
                (In Thousands, Except Per Share Data)


                                            1999           1998        1997

Revenues:
 Sales of oil and gas                     $ 66,615       $ 39,858    $ 67,172
 Interest and dividend income                  674            805         643
 Gain/(loss) on sale of assets                  21           (716)      1,093
 Other income (expense), net                   165            (48)         87
                                           -------        -------     -------
                                            67,475         39,899      68,995
                                           -------        -------     -------

Expenses:
 Operating costs                            22,028         17,828      22,407
 Depreciation, depletion & amortization     12,294         10,080      10,138
 Interest expense                            3,973          1,939       2,302
 Impairment of properties                        -          1,827           -
 General and administrative                  6,269          3,975       5,907
                                           -------        -------     -------
                                            44,564         35,649      40,754
                                           -------        -------     -------

Income before income taxes                  22,911          4,250      28,241
Provision for income taxes                   4,905            371       8,981
                                           -------        -------     -------
Net income                                $ 18,006       $  3,879    $ 19,260
                                           =======        =======     =======

Basic net income per share                $    .82       $    .18    $    .88
                                           =======        =======     =======
Diluted net income per share              $    .82       $    .18    $    .87
                                           =======        =======     =======
Weighted average number of shares of
  capital stock outstanding (used to
  calculate basic net income per share)     22,010         22,007      21,976

Effect of dilutive securities:
 Stock options                                  32             25         173
 Other                                           7              5          16
                                           -------        -------     -------
Weighted average number of shares of
  capital stock used to calculate
  diluted net income per share              22,049         22,037      22,165
                                           =======        =======     =======

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                     Statements of Shareholders' Equity
                 Years Ended December 31, 1999, 1998 and 1997
                     (In Thousands, Except Per Share Data)

                                      Capital in
                   Capital Stock       Excess of      Retained     Shareholders'
                 Class A   Class B     Par Value      Earnings        Equity
Balances at
 January 1, 1997 $  210     $    9     $  53,029     $  47,761      $ 101,009

Stock options
 exercised            1          -           393             -            394
Cash dividends
 declared-
 $.40 per share       -          -             -        (8,792)        (8,792)
Net income            -          -             -        19,260         19,260
                  -----      -----       -------       -------        -------
Balances at
 December 31, 1997  211          9        53,422        58,229        111,871

Stock options
 exercised            -          -           (58)            -            (58)
Deferred director
 fees - stock
 compensation         -          -            36             -             36
Cash dividends
 declared -
 $.40 per share       -          -             -        (8,804)        (8,804)
Net income            -          -             -         3,879          3,879
                  -----      -----       -------       -------        -------
Balances at
 December 31, 1998  211          9        53,400        53,304        106,924

Stock options
 exercised            -          -             2             -              2
Deferred director
 fees - stock
 compensation         -          -            85             -             85
Cash dividends
 declared -
 $.40 per share       -          -             -        (8,804)        (8,804)
Net income            -          -             -        18,006         18,006
                  -----      -----       -------       -------        -------
Balances at
 December 31,
 1999            $  211     $    9      $ 53,487      $ 62,506      $ 116,213
                  =====      =====       =======       =======        =======


The accompanying notes are an integral part of these financial statements.

                         BERRY PETROLEUM COMPANY
                        Statements of Cash Flows
               Years Ended December 31, 1999, 1998 and 1997
                             (In Thousands)

                                          1999           1998           1997
Cash flows from operating activities:

 Net income                            $ 18,006       $  3,879       $ 19,260
 Depreciation, depletion and
  amortization                           12,294         10,080         10,138
 Gain on sale of assets                     (21)           (55)        (1,093)
 Impairment of properties                     -          1,827              -
 Increase in deferred income
   tax liability                            263          2,740          4,917
 Other, net                                (187)          (260)          (302)
                                        -------        -------        -------
Net working capital provided by
  operating activities                   30,355         18,211         32,920

 Decrease (increase) in current
  assets other than cash,
  cash equivalents and short-term
  investments                            (7,839)         1,425          2,039
 Increase (decrease) in current
  liabilities other than notes
  payable                                 2,293            288         (3,558)
                                        -------        -------        -------
Net cash provided by
  operating activities                   24,809         19,924         31,401
                                        -------        -------        -------

Cash flows from investing activities:
 Capital expenditures, excluding
  property acquisitions                  (9,122)        (6,981)       (18,597)
 Property/facility acquisitions         (33,605)        (2,991)             -
 Proceeds from sale of assets                21            350          1,892
 Purchase of short-term investments        (611)             -            (14)
 Maturities of short-term investments       725              8              -
 Restricted cash deposit                      -              -          2,570
 Contract purchases                      (1,028)          (240)             -
 Other, net                                   -              -            (50)
                                        -------        -------        -------
Net cash used in investing activities   (43,620)        (9,854)       (14,199)
                                        -------        -------        -------

Cash flows from financing activities:
 Proceeds from issuance of
  long-term debt                         35,000              -          3,000
 Payment of long-term debt              (13,000)        (2,000)        (7,000)
 Payment of short-term notes payable          -              -         (6,900)
 Dividends paid                          (8,804)        (8,804)        (8,792)
 Other, net                                (463)            36            276
                                        -------        -------        -------
Net cash provided by (used in)
  financing activities                   12,733        (10,768)       (19,416)
                                        -------        -------        -------

Net decrease in cash and cash
  equivalents                            (6,078)          (698)        (2,214)
Cash and cash equivalents at
  beginning of year                       7,058          7,756          9,970
                                        -------        -------        -------
Cash and cash equivalents at
  end of year                          $    980       $  7,058       $  7,756
                                        =======        =======        =======

Supplemental disclosures of
  cash flow information:

  Interest paid                        $  4,546       $  1,924       $  2,319
                                        =======        =======        =======
  Income taxes paid                    $  4,079       $    270       $  4,280
                                        =======        =======        =======

The accompanying notes are an integral part of these financial statements.

                        BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

1.  General

     The Company is an independent energy company engaged in the production, development, acquisition, exploitation and exploration of crude oil and natural gas. Substantially all of the Company's oil and gas reserves are located in California. Approximately 99% of the Company's production is crude oil, which is principally sold to other oil companies for processing in refineries located in California.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Depletion of oil and gas producing properties is computed using the units-of-production method. Depreciation of lease and well equipment, including cogeneration facilities and other steam generation equipment and facilities, is computed using the units-of-production method or on a straight-line basis over estimated useful lives ranging from 10 to 20 years. The estimated costs, net of salvage value, of plugging and abandoning oil and gas wells and related facilities are accrued using the units-of-production method and are taken into account in determining DD&A expense. Buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives ranging from 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Assets are grouped at the field level and if it is determined that the book value of long-lived assets cannot be recovered by estimated future undiscounted cash flows, they will be written down to fair value. When assets are sold, the applicable costs and accumulated depreciation and depletion are removed from the accounts and any gain or loss is included in income. Expenditures for maintenance and repairs are expensed as incurred.

                          BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

2. Summary of Significant Accounting Policies (cont'd)

Hedging

     The Company has periodically entered into bracketed zero cost collar hedge contracts on a portion of its crude oil production with California refiners to protect the Company's revenues from potential price declines. Any revenues received or costs incurred related to this hedging activity are reflected in sales of oil and gas of the Company.

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

Reclassifications

     Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

                       BERRY PETROLEUM COMPANY
                   Notes to the Financial Statements

3.  Fair Value of Financial Instruments

     Financial instruments consist of cash and short-term investments, whose carrying amounts are not materially different from their fair values because of the short maturity of those instruments. Cash equivalents consist principally of commercial paper investments. Cash equivalents of $151 thousand and $6.9 million at December 31, 1999 and 1998, respectively, are stated at cost, which approximates market.

     The Company's short-term investments available for sale at December 31, 1999 and 1998 consist of one United States treasury note. All of the short-term investments at December 31, 1999 mature in less than one year. The carrying value of the Company's long-term debt is assumed to approximate its fair value since it is carried at current interest rates. For the three years ended December 31, 1999, realized and unrealized gains and losses were insignificant to the financial statements. A United States treasury note with a market value of $.6 million is pledged as collateral to the California State Lands Commission as a performance bond on the Company's Montalvo properties.

     To protect the Company's revenues from potential price declines, the Company entered into bracketed zero cost collar hedge contracts with California refiners covering 6,500 BPD of its crude oil production. The posted price of the Company's 13 degree API gravity crude oil was used as the basis for the hedge. The current contracts expire on December 31, 2000.

4.  Concentration of Credit Risks

     The Company sells oil, gas and natural gas liquids to pipelines, refineries and major oil companies and electricity to major utility companies. Credit is extended based on an evaluation of the customer's financial condition. For the three years ended December 31, 1999, the Company has experienced no credit losses on the sale of oil, gas, natural gas liquids or electricity.

     The Company places its temporary cash investments with high quality financial institutions and limits the amount of credit exposure to any one financial institution. For the three years ended December 31, 1999, the Company has not incurred losses related to these investments.

     The following summarizes the accounts receivable balances at December 31, 1999 and 1998 and sales activity with significant customers for each of the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                          Sales
                   Accounts Receivable         For the Year Ended December 31,
Customer   December 31, 1999  December 31, 1998   1999       1998       1997
Oil & Gas Sales:
   A           $  3,975           $   794      $ 30,289   $ 12,409   $ 19,482
   B              2,040               454        15,064      6,282      7,119
   C              1,627               435        11,467      7,281     23,804
   D                406               601         7,890     10,785     12,875
                -------            ------       -------    -------    -------
               $  8,048           $ 2,284      $ 64,710   $ 36,757   $ 63,280
                =======            ======       =======    =======    =======
Electricity Sales:
   E           $  2,034           $     -      $ 16,013   $      -   $      -
   F              3,141             2,493        15,603     15,624     16,961
                -------            ------       -------    -------    -------
               $  5,175           $ 2,493      $ 31,616   $ 15,624   $ 16,961
                =======            ======       =======    =======    =======

                        BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

5.  Oil and Gas Properties, Buildings and Equipment

     Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):

                                                  1999             1998
Oil and gas:
  Proved properties:
    Producing properties, including
      intangible drilling costs                $ 146,616        $ 133,372
    Lease and well equipment                     123,026           93,637
                                                --------         --------
                                                 269,642          227,009
  Less accumulated depreciation,
    depletion and amortization                    85,319           73,577
                                                --------         --------
                                                 184,323          153,432
                                                --------         --------
Commercial and other:
  Land                                               170              170
  Buildings and improvements                       4,072            4,007
  Machinery and equipment                          4,211            3,775
                                                --------         --------
                                                   8,453            7,952
  Less accumulated depreciation                    6,257            5,813
                                                --------         --------
                                                   2,196            2,139
                                                --------         --------
                                               $ 186,519        $ 155,571
                                                ========         ========

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed (in thousands):

                                          1999          1998          1997

Acquisition of
  properties/facilities(1)             $ 34,167      $  2,991       $      -
Exploration                                   -             -              -
Development                               9,195         6,896         18,172
                                        -------       -------        -------
                                       $ 43,362      $  9,887       $ 18,172
                                        =======       =======        =======

(1) Includes cogeneration facility costs and certain closing and consultant costs related to the acquisitions, but excluding electricity contract costs.

     The Company completed the Placerita acquisition in 1999 for a purchase price of approximately $35 million, including the purchase of a 42 megawatt cogeneration facility and related electricity contracts. These properties had proved reserves of approximately 20 million barrels upon acquisition. In 1998, the Company completed an acquisition with proved reserves of approximately 1 million barrels and a steam contract located adjacent to the Company's core South Midway-Sunset producing properties.

                       BERRY PETROLEUM COMPANY
                  Notes to the Financial Statements

5.  Oil and Gas Properties, Buildings and Equipment (cont'd)

Results of operations from oil and gas producing and exploration activities

     The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31 are as follows (in thousands):

                                           1999         1998         1997

     Sales to unaffiliated parties      $ 66,615     $ 39,858     $ 67,172
     Production costs                    (22,028)     (17,828)     (22,407)
     Depreciation, depletion and
       amortization                      (11,921)      (9,686)      (9,731)
                                         -------      -------      -------
                                          32,666       12,344       35,034
     Income tax expenses                  (8,584)      (3,223)     (10,870)
                                         -------      -------      -------

     Results of operations from producing
       and exploration activities       $ 24,082     $  9,121     $ 24,164
                                         =======      =======      =======

6.  Debt Obligations

                                                        1999        1998

Long-term debt for the years ended December 31 (in thousands):

    Revolving bank facility                          $ 52,000    $ 30,000
                                                      =======     =======

     On July 22, 1999, the Company executed an Amended and Restated Credit Agreement (the Agreement) with a banking group, which consists of four banks, for a $150 million five-year unsecured bullet loan. At December 31, 1999 and 1998, the Company had $52 and $30 million, respectively, outstanding under the Agreement. The maximum amount available is subject to an annual redetermination of the borrowing base in accordance with the lender's customary procedures and practices. Both the Company and the banks have bilateral rights to one additional redetermination each year. The revolving period is scheduled to terminate on January 21, 2004. Interest on amounts borrowed is charged at the lead bank's base rate or at London Interbank Offered Rates (LIBOR) plus 75 to 150 basis points, depending on the ratio of outstanding credit to the borrowing base. The weighted average interest rate on outstanding borrowings at December 31, 1999 was 6.83%. The Company pays a commitment fee of 25 to 35 basis points on the available unused portion of the commitment. The credit agreement contains other restrictive covenants as defined in the Agreement. Previously, on January 21, 1999, the Company amended its existing credit agreement with its lead bank primarily to increase the borrowing base to $110 million and add two additional banks to its syndication.

                         BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

7.  Shareholders' Equity

     Shares of Class A Common Stock (Common Stock) and Class B Stock, referred to collectively as the "Capital Stock," are each entitled to one vote and 95% of one vote, respectively. Each share of Class B Stock is entitled to a $1.00 per share preference in the event of liquidation or dissolution. Further, each share of Class B Stock is convertible into one share of Common Stock at the option of the holder.

     In November 1999, the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one Right for each outstanding share of Capital Stock on December 8, 1999. Each Right, when exercisable, entitles the holder to purchase one one-hundredth of a share of a Series B Junior Participating Preferred Stock, or in certain cases other securities, for $38.00. The exercise price and number of shares issuable are subject to adjustment to prevent dilution. The Rights would become exercisable, unless earlier redeemed by the Company, 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of Common Stock or, 10 business days following the commencement of a tender or exchange offer for such outstanding shares which would result in such person or group acquiring 20% or more of the outstanding shares of Common Stock, either event occurring without the prior consent of the Company.

     The Rights will expire on December 8, 2009 or may be redeemed by the Company at $.01 per Right prior to that date unless they have theretofore become exercisable. The Rights do not have voting or dividend rights, and until they become exercisable, have no diluting effect on the earnings of the Company. A total of 250,000 shares of the Company's Preferred Stock has been designated Series B Junior Participating Preferred Stock and reserved for issuance upon exercise of the Rights. This Shareholder Rights Agreement replaces the Shareholder Rights Agreement approved in December 1989 which expired on December 8, 1999.

     In conjunction with the acquisition of the Tannehill assets in 1996, the Company issued a Warrant Certificate to the beneficial owners of Tannehill Oil Company. This Warrant authorizes the purchase of 100,000 shares of Berry Petroleum Company Class A Common Stock until November 8, 2003 at $14.06 per share. All the warrants are currently outstanding and the underlying shares will not be registered under the Securities Act of 1933.

     The Company issued 2,745, 15,268, and 47,621 shares in 1999, 1998 and 1997, respectively, through its stock option plans.

      At December 31, 1999, dividends declared on 4,033,150 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, as long as this remaining member shall live.

                       BERRY PETROLEUM COMPANY
                  Notes to the Financial Statements

8.  Income Taxes

     The Provision for income taxes consists of the following (in thousands):

                                      1999           1998          1997
      Current:
        Federal                     $ 2,661        $  (716)      $ 3,502
        State                           928           (881)          995
                                     ------         ------        ------
                                      3,589         (1,597)        4,497
                                     ------         ------        ------

      Deferred:
        Federal                       1,979          1,968         3,940
        State                          (663)             -           544
                                     ------         ------        ------
                                      1,316          1,968         4,484
                                     ------         ------        ------
      Total                         $ 4,905        $   371       $ 8,981
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

                                     1999           1998

Deferred tax asset
  Federal benefit of state taxes  $  1,012       $  1,514
  Credit/deduction carryforwards     2,944          2,481
  Other, net                         1,078           (479)
                                   -------        -------
                                     5,034          3,516
                                   -------        -------

Deferred tax liability
  Depreciation and depletion       (29,581)       (26,143)
  State taxes                       (4,142)        (4,545)
  Other, net                           (74)          (275)
                                   -------        -------
                                   (33,797)       (30,963)
                                   -------        -------
Net deferred tax liability       $ (28,763)     $ (27,447)
                                   =======        =======

                        BERRY PETROLEUM COMPANY
                   Notes to the Financial Statements

8.  Income Taxes (cont'd)

     Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                                1999        1998        1997

  Tax computed at statutory federal rate        35.0%       34.0%       35.0%

  State income taxes, net of federal benefit      .3         2.0         3.5
  Tax credits                                  (12.9)      (24.3)       (7.6)
  Other                                         (1.0)       (3.0)         .9
                                               -----       -----       -----
  Effective tax rate                            21.4%        8.7%       31.8%
                                               =====       =====       =====

    The Company has approximately $4.5 million of federal and $2.6 million of state enhanced oil recovery (EOR) tax credit carryforwards available to reduce future income taxes. The EOR credits will expire in the years 2013 and 2014, if not previously utilized. The Company also has $.2 million of loss carryforwards which may be utilized in future years to reduce the Company's federal income taxes. These loss carryforwards expire in the year 2001.

9.  Contingencies

    The Company is a cross-defendant in litigation pending in the Los Angeles County Superior Court. The original lawsuit was filed in June 1996, and the Company was served as a Doe cross-defendant in June 1997. The complaint involves an oil and gas lease located in Los Angeles County and seeks to recover approximately $.6 million in clean up costs allegedly incurred by the plaintiff/lessor after the lease that dated back to the late 1940's was terminated by the then lessee. Substantially all of the lessees in the chain of title from the late 1940's to the date of termination were named as defendants. The cross-complaint by Placerita Oil Company, Inc. ("POCI"), the last of the lessees, seeks indemnification from the other lessees in the chain of title as to the plaintiff's claims. Although the Company was never a lessee in the chain of title, Berry acquired all of the stock of one of the lessees (TEORCO) that had been in the chain of title in prior years. TEORCO assigned the leases to POCI approximately two years prior to Berry's acquiring the stock of TEORCO. POCI's cross-complaint also seeks an unknown amount, but which could be as much as $49 million in damages from TOSCO Corporation and from TEORCO, the entity that in 1986 assigned to POCI the lease and two other leases, on the basis of alleged fraud by TOSCO, et al. in overstating the oil and gas reserves to POCI. TOSCO is the same entity that sold the stock of its subsidiary, TEORCO, to Berry in 1988. Berry has potential successor liability because of its acquisition of the stock of TEORCO. In the third and fourth quarter of 1999, the scope of the litigation broadened substantially and required increasing resources to defend. The Company is vigorously defending itself and has incurred significant legal expenses that impact general and administrative expenses. The case is currently being tried before a jury with a likely initial outcome in the first quarter of 2000. Although Management believes it has a strong defense in the lawsuit, the ultimate outcome cannot be determined at this time. Therefore, no receivable or liability has been recorded by the Company.

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

     On December 4, 1998, December 5, 1997 and June 2, 1997, 434,000, 200,000
and 40,000 options, respectively, were issued to certain key employees at an exercise price of $12.50, $19.375 and $15.50 per share, respectively, which was the closing market price of the Company's Class A Common Stock on the New York Stock Exchange on those dates. The options vest 25% per year for four years. No employee options were issued in 1999. The 1994 Plan also allows for option grants to the Board of Directors under a formula plan whereby all non-employee Directors are eligible to receive 5,000 options annually on December 2 at the fair value on the date of grant. The options granted to the non-employee Directors vest immediately. Through the 1994 Plan, 40,000, 45,000 and 55,000 options, respectively, were issued on December 2, 1999, 1998 and 1997, (5,000 options to each of the non-employee Directors each year) at an exercise price of $14.0625, $12.625 and $18.9375 per share, respectively.

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. The options issued per the 1994 Plan were issued at market price. Compensation recognized related to the 1994 Plan was $0 in 1999, $.04 million in 1998 and $.5 million in 1997.

     The Company had a 1987 Nonstatutory Stock Option Plan (the NSO Plan) and a 1987 Stock Appreciation Rights Plan (the SAR Plan). The NSO Plan provided for the granting of options to purchase up to an aggregate of 700,000 shares of Common Stock. The SAR Plan originally authorized a maximum of 700,000 shares of Common Stock subject to stock appreciation rights (SARs). In December 1994, the Board of Directors adopted a resolution to terminate the 1987 Stock Appreciation Rights Plan without utilizing the 307,860 SARs which were still available for issuance. All options and SARs outstanding under the 1987 plans were exercised in early 1998. Total compensation expense recognized for the SAR Plan for the prior three years was insignificant.

     Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         1999        1998        1997
    Dividend - $/year                  $   .40     $   .40     $   .40
    Expected option life - years             4           4           4
    Volatility                           34.24%      28.13%      26.03%
    Risk-free interest rate               6.33%       4.68%       5.48%

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

10.	Stock Option and Stock Appreciation Rights Plans (cont'd)

     Had compensation cost for the 1994 Plan been based upon the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                          1999        1998        1997

   Net income as reported              $  18,006   $   3,879   $  19,260
   Pro forma                              17,343       3,244      19,185

   Net income per share as reported          .82         .18         .88
   Pro forma                                 .79         .15         .87

     The following is a summary of stock-based compensation activity for the years 1999, 1998 and 1997.


                             1999             1998                1997
                           Options     Options     SARs    Options     SARs
Balance outstanding,      ---------   --------    -----   --------    -----
  January 1               1,227,630    924,429    1,120    861,929    9,200
  Granted                    40,000    504,000        -    270,000        -
  Exercised                 (22,000)   (75,799)  (1,120)  (196,800)  (8,080)
  Canceled/expired          (25,000)  (125,000)       -    (10,000)       -
                          ---------   --------   ------   --------   ------
Balance outstanding,
  December 31             1,220,630  1,227,630        -    924,429    1,120
                          =========  =========   ======   ========   ======

Balance exercisable at
  December 31               697,630    449,880        -    256,929    1,120
                          =========  =========   ======   ========   ======

Available for future grant  666,800    681,800        -     60,800        -
                          =========  =========   ======   ========   ======

Exercise price-range      $  14.125  $    9.80   $ 9.80  $    9.80 $   9.80
                          to 14.25   to 19.375           to 19.375 to 10.00

Weighted average remaining
  contractual life (years)        8          9        -          9        1

Weighted average fair value
  per option granted
  during the year         $    5.14  $    2.82     N/A   $    4.56     N/A


Weighted average option exercise price information for the years 1999, 1998 and 1997 as follows:


                                         1999        1998        1997

  Outstanding at January 1            $  14.18    $  14.71    $  12.61
  Granted during the year                14.06       12.83       18.75
  Exercised during the year              12.40       11.42       11.03
  Expired during the year                16.69       14.34       14.00
  Outstanding at December 31             14.15       14.18       14.71
  Exercisable at December 31             14.21       14.17       13.09

                         BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

11.   Retirement Plan

     The Company sponsors a defined contribution retirement or thrift plan (401(k) Plan) to assist all employees in providing for retirement or other future financial needs. Employee contributions (up to 6% of earnings) are matched by the Company dollar for dollar. Effective November 1, 1992, the 401(k) Plan was modified to provide for increased Company matching of employee contributions whereby the monthly Company matching contributions will range from 6% to 9% of eligible participating employee earnings, if certain financial targets are achieved. The Company's contributions to the 401(k) Plan were $.3 million in 1999, $.2 million in 1998 and $.3 million in 1997.

12.  Quarterly Financial Data (unaudited)

     The following is a tabulation of unaudited quarterly operating results for 1999 and 1998 (in thousands, except per share data):

                                                     Basic net    Diluted net
                 Operating    Gross       Net      Income (loss) Income (loss)
     1999        Revenues     Profit  Income (loss)  Per Share     Per Share
   -------      ----------  --------  ------------  ----------    ----------

First Quarter     $  9,213  $  1,998    $    544      $   .02       $   .02
Second Quarter      14,463     6,404       3,247          .15           .15
Third Quarter       19,132    10,222       6,099          .28           .28
Fourth Quarter      23,767    14,002       8,116          .37           .37
                   -------   -------     -------       ------        ------
                  $ 66,575  $ 32,626    $ 18,006      $   .82       $   .82
                   =======   =======     =======       ======        ======

     1998
   -------
First Quarter     $ 11,473  $  4,569    $  2,071      $   .09       $   .09
Second Quarter       9,590     3,136       1,514          .07           .07
Third Quarter       10,105     2,926       1,378          .06           .06
Fourth Quarter       8,642     1,665      (1,084)        (.04)         (.04)
                   -------   -------     -------       ------        ------
                  $ 39,810  $ 12,296    $  3,879      $   .18       $   .18
                   =======   =======     =======       ======        ======

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

     Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants as of December 31, 1999, 1998 and 1997. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.
These estimates do not include probable or possible reserves. The information provided does not represent Management's estimate of the Company's expected future cash flows or value of proved oil and gas reserves.

Changes in estimated reserve quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1999, 1998 and 1997, and changes in such quantities during each of the years then ended were as follows (in thousands):

                             1999              1998               1997
                        Oil        Gas     Oil       Gas     Oil        Gas
                       Mbbls       Mmcf	  Mbbls     Mmcf    Mbbls      Mmcf
Proved developed and
undeveloped reserves:

  Beginning of year   91,933     4,060   100,454    3,531  101,336     4,682
  Revision of previous
    estimates          3,126        40    (4,894)     774    3,647      (869)
  Production          (5,060)     (180)   (4,359)    (245)  (4,503)     (282)
  Sale of reserves
    in place               -         -         -        -      (26)        -
  Purchase of reserves
    in place          21,889         -       732        -        -         -
                     -------     -----   -------    -----  -------     -----
  End of year        111,888     3,920    91,933    4,060  100,454     3,531
                     =======     =====   =======    =====  =======     =====

Proved developed reserves:
  Beginning of year   83,532     1,604    86,858    1,457   76,358     2,608
                     =======     =====   =======    =====  =======     =====

  End of year         86,717     1,371    83,532    1,604   86,858     1,457
                     =======     =====   =======    =====  =======     =====

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

     Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands):

                                          1999          1998          1997

Future cash inflows                  $ 2,208,964    $  656,607   $ 1,232,749
Future production and
  development costs                     (647,720)     (388,546)     (421,305)
Future income tax expenses              (502,951)      (33,577)     (246,668)
                                       ---------      --------     ---------
Future net cash flows                  1,058,293       234,484       564,776

10% annual discount for estimated
  timing of cash flows                  (561,811)     (127,967)     (297,182)
                                       ---------      --------     ---------
Standardized measure of discounted
  future net cash flows               $  496,482    $  106,517   $   267,594
                                       =========      ========     =========

Pre-tax standardized measure of
  discounted future net cash flows    $  714,555    $  113,811   $   376,459
                                       =========      ========     =========

Average sales prices at December 31:

              Oil ($/bbl)             $    19.41    $     7.05   $     12.19
              Gas ($/mcf)             $     2.11    $     2.10   $      2.33

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):


                                            1999           1998         1997

Standardized measure - beginning
  of year                                $ 106,517     $ 267,594    $ 420,559
                                          --------      --------     --------

Sales of oil and gas produced,
  net of production costs                  (44,587)      (22,030)     (44,765)
Revisions to estimates of proved reserves:
  Net changes in sales prices
   and production costs                    440,729      (216,265)    (259,026)
  Revisions of previous quantity estimates  20,919        (8,400)      14,014
  Change in estimated future development
    costs                                  (24,709)      (17,262)      (1,775)
Purchases of reserves in place             169,147         1,597            -
Sales of reserves in place                       -             -         (244)
Development costs incurred during
  the period                                 9,122         6,728       18,597
Accretion of discount                       11,381        37,539       63,458
Income taxes                              (203,514)       46,293      109,780
Other                                       11,477        10,723      (53,004)
                                          --------      --------     --------
Net increase (decrease)                    389,965      (161,077)    (152,965)
                                          --------      --------     --------

Standardized measure - end of year       $ 496,482     $ 106,517    $ 267,594
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is incorporated by reference from information under the captions "Security Ownership of Directors and Management" and "Principal Shareholders" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

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

      See Index to Financial Statements and Supplementary Data in Item 8.

B.  Reports on Form 8-K

     None

 C.   Exhibits
Exhibit No.             Description of Exhibit                         Page

3.1*  Registrant's Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Registration Statement on
      Form S-1 filed on June 7, 1989, File No. 33-29165)
3.2*  Registrant's Restated Bylaws (filed as Exhibit 3.2 to the
      Registrant's Registration Statement on Form S-1 on June 7,
      1989, File No. 33-29165)
3.3*  Registrant's Certificate of Designation, Preferences and
      Rights of Series B Junior Participating Preferred Stock
      (filed as Exhibit A to the Registrant's Registration
      Statement on Form 8-A12B on December 7, 1999,
      File No. 778438-99-000016)
3.4   Registrant's First Amendment to Restated Bylaws dated             43
      August 31, 1999
4.1*  Rights Agreement between Registrant and ChaseMellon
      Shareholder Services, L.L.C. dated as of December 8, 1999
      (filed by the Registrant on Form 8-A12B on December 7, 1999,
      File No. 778438-99-000016)
10.1* Description of Cash Bonus Plan of Berry Petroleum Company
      (filed as Exhibit 10.1 to the Registrant's Annual Report
      on Form 10-K for the year ended December 31, 1997,
      File No. 1-9735)
10.2* Salary Continuation Agreement dated as of December 5, 1997,
      by and between Registrant	and Jerry V. Hoffman (filed as
      Exhibit 10.2 to the Registrant's Annual Report on Form
      10-K for the year ended December 31, 1997, File No.1-9735)
10.3* Form of Salary Continuation Agreement dated as of December
      5, 1997, by and between Registrant and Ralph J. Goehring
      and Michael R. Starzer (filed as Exhibit 10.3 to the
      Registrant's Annual Report on Form 10-K for the year
      ended December 31, 1997, File No. 1-9735)
10.4* Form of Salary Continuation Agreements dated as of March
      20, 1987, as amended August 28, 1987, by and between
      Registrant and selected employees of the Company (filed as
      Exhibit 10.12 to the Registration Statement on Form S-1
      filed on June 7, 1989, File No. 33-29165)
10.5* Instrument for Settlement of Claims and Mutual Release by
      and among Registrant, Victory Oil Company, the Crail
      Fund and Victory Holding Company effective October 31, 1986
      (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on May 22, 1987,
      File No. 33-13240)
10.6* Warrant Certificate dated November 14, 1996, by and between
      Registrant and Tannehill Oil Company (filed as Exhibit 10.16 in Registrant's Form 10-K filed on March 21, 1997,
      File No. 1-9735)
10.7  Amended and Restated Credit Agreement, dated as of July          45
      22, 1999, by and between the Registrant and Bank of America, N.A., the First National Bank of Chicago and other financial institutions.
10.8* Standard Offer #2 Power Purchase Agreement dated May 1984 by and between Registrant's predecessor and Pacific Gas and Electric Company (filed as Exhibit 10.14 in Registrant's
      Form 10-K filed on March 21, 1997, File No. 1-9735)
10.9* Standard Offer #1 Power Purchase Agreement dated January
      16, 1997, by and between Registrant and Pacific Gas and Electric Company (filed as Exhibit 10.15 in Registrant's
      Form 10-K filed on March 21, 1997, File No. 1-9735)
10.10* Purchase and Sale Agreement, dated as of January 26, 1999, by and between the Registrant and Aera Energy LLC (filed as Exhibit 10.1 to the Registrant's Form 8-K filed on February 26, 1999, File No. 1-9735)
10.11* Standard Offer #2 Power Purchase Agreement (Newhall Phase
       I), as amended, dated December 1985, between Tenneco Oil
       Company and Southern California Edison (filed as
       Exhibit 10.2 to the Registrant's Form 8-K filed on
       February 26, 1999, File No. 1-9735)
10.12* Standard Offer #2 Power Purchase Agreement (Newhall Phase
       II), as amended, dated December 1985, between Tenneco Oil
       Company and Southern California Edison (filed as
       Exhibit 10.3 to the Registrant's Form 8-K filed on
       February 26, 1999, (File No. 1-9735)

Exhibit No.            Description of Exhibit                         Page

10.13* Amended and Restated 1994 Stock Option Plan (filed as
       Exhibit 10.13 in Registrant's Form 10-K filed on March 16,
       1999, File No. 1-9735)
23.1   Consent of PricewaterhouseCoopers LLP                           112
23.2   Consent of DeGolyer and MacNaughton                             113
27.**  Financial Data Schedule
99.1   Undertaking for Form S-8 Registration Statements                115
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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on February 28, 2000.

                    BERRY PETROLEUM COMPANY

/s/ JERRY V. HOFFMAN     /s/ RALPH J. GOEHRING           /s/ DONALD A. DALE
JERRY V. HOFFMAN             RALPH J. GOEHRING               DONALD A. DALE
Chairman of the Board,       Senior Vice President and       Controller
Director, President and      Chief Financial Officer         (Principal
Chief Executive Officer      (Principal Financial Officer)    Accounting
                                                              Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates so indicated.

     Name                         Office                         Date

/s/ Jerry V. Hoffman      Chairman of the Board, Director,  February 25, 2000
Jerry V. Hoffman          President & Chief Executive Officer

/s/ William F. Berry      Director                          February 25, 2000
William F. Berry

/s/ Ralph B. Busch, III   Director                          February 25, 2000
Ralph B. Busch, III

/s/ William E. Bush, Jr.  Director                          February 25, 2000
William E. Bush, Jr.

/s/ J. Herbert Gaul, Jr.  Director                          February 25, 2000
J. Herbert Gaul, Jr.

/s/ John A. Hagg          Director                          February 25, 2000
John A. Hagg

/s/ Thomas J. Jamieson    Director                          February 25, 2000
Thomas J. Jamieson

/s/ Roger G. Martin       Director                          February 25, 2000
Roger G. Martin

/s/ Martin H. Young, Jr.  Director                          February 25, 2000
Martin H. Young, Jr.