Form 10-Q
period 2000-03-31
BERRY PETROLEUM CO
filed 2000-05-09
CIK 778438

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2000
Commission file number 1-9735


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

     The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 2000, was 21,130,303 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                            BERRY PETROLEUM COMPANY
                                MARCH 31, 2000
                                     INDEX


PART I.  Financial Information                                Page No.

Item 1.  Financial Statements

Condensed Balance Sheets at
 March 31, 2000 and December 31, 1999 . . . . . . . . . . . . . . 3

Condensed Income Statements for the Three Month Periods
 Ended March 31, 2000 and 1999  . . . . . . . . . . . . . . . . . 4

Condensed Statements of
 Cash Flows for the Three Month Periods
   Ended March 31, 2000 and 1999  . . . . . . . . . . . . . . . . 5

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

                            BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                           Condensed Balance Sheets
                    (In Thousands, Except Share Information)

                                             March 31,    December 31,
                                               2000           1999
                                            (Unaudited)
   ASSETS
Current Assets:
 Cash and cash equivalents                   $  1,383       $    980
 Short-term investments available for sale        597            596
 Accounts receivable                           17,910         15,303
 Prepaid expenses and other                     1,885          2,080
                                             ________       ________
   Total current assets                        21,775         18,959

Oil and gas properties (successful efforts
 basis), buildings and equipment, net         190,426        186,519
Other assets                                    2,076          2,171
                                             ________       ________
                                             $214,277       $207,649
                                             ========       ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $ 10,976       $  7,203
 Accrued Liabilities                            2,815          1,999
 Federal and state income taxes payable         3,204          1,322
                                             ________       ________
   Total current liabilities                   16,995         10,524

Long-term debt                                 44,000         52,000

Deferred income taxes                          30,300         28,912

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000
  shares authorized; no shares outstanding          -              -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares
   Authorized; 21,130,303 shares issued and
   outstanding at March 31, 2000 (21,112,334
   at December 31, 1999)                          211            211
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                 9              9
 Capital in excess of par value                53,599         53,487
 Retained earnings                             69,163         62,506
                                             ________       ________
   Total shareholders' equity                 122,982        116,213
                                             ________       ________
                                             $214,277       $207,649
                                             ========       ========

The accompanying notes are an integral part of these financial statements.

                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                          Condensed Income Statements
               Three Month Periods Ended March 31, 2000 and 1999
                   (In Thousands, Except Per Share Information)
                                  (Unaudited)

                                                2000          1999

Revenues:
 Sales of oil and gas                         $ 26,026      $  9,225
 Interest and other income, net                    111           432
                                              ________      ________
                                                26,137         9,657

Expenses:
 Operating costs                                 6,705         4,462
 Depreciation, depletion and amortization        3,312         2,843
 General and administrative                      2,710         1,112
 Interest                                          935           927
                                              ________      ________
                                                13,662         9,344
                                              ________      ________

Income before income taxes                      12,475           313
Provision (benefit) for income taxes             3,616          (231)
                                              ________      ________
Net income                                    $  8,859      $    544
                                              ========      ========

Basic net income per share                    $    .40      $    .02
                                              ========      ========
Diluted net income per share                  $    .40      $    .02
                                              ========      ========
Cash dividends per share                      $    .10      $    .10
                                              ========      ========

Weighted average number of shares
 of capital stock outstanding (used to
 calculate basic net income per share)          22,018        22,009

Effect of dilutive securities:
 Stock options                                     160             6
 Other                                              20             4
                                              ________      ________

Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                   22,198        22,019
                                              ========      ========


The accompanying notes are an integral part of these financial statements.

                            BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                      Condensed Statements of Cash Flows
              Three Month Periods Ended March 31, 2000 and 1999
                               (In Thousands)
                                 (Unaudited)
                                                     2000          1999
Cash flows from operating activities:
 Net income                                        $  8,859      $    544
 Depreciation, depletion and amortization             3,312         2,843
 Deferred income tax liability                        1,388             -
 Other, net                                             (70)          (98)
                                                   ________      ________
   Net working capital provided by operating
   activities                                        13,489         3,289

 Increase in accounts receivable, prepaid
  expenses and other                                 (2,412)       (2,800)
 Increase (decrease) in current liabilities           6,471        (1,002)
                                                   ________      ________
   Net cash provided by (used in) operating
    activities                                       17,548          (513)

Cash flows from investing activities:
 Capital expenditures                                (4,053)       (2,590)
 Property acquisitions                               (3,034)      (34,667)
 Other, net                                              12            (5)
                                                   ________      ________

   Net cash used in investing activities             (7,075)      (37,262)

Cash flows from financing activities:
 Payment of long-term debt                           (8,000)            -
 Proceeds from issuance of long-term debt                 -        34,585
 Dividends paid                                      (2,203)       (2,201)
 Other                                                  133            17
                                                   ________      ________
   Net cash (used in) provided by
    financing activities                            (10,070)       32,401

Net increase (decrease) in cash and
 cash equivalents                                       403        (5,374)

Cash and cash equivalents at beginning of year          980         7,058
                                                   ________      ________
Cash and cash equivalents at end of period         $  1,383      $  1,684
                                                   ========      ========





The accompanying notes are an integral part of these financial statements.

                           BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                   Notes to Condensed Financial Statements
                               March 31, 2000
                                 (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 2000 and December 31, 1999 and results of operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1999 financial statements. The December 31, 1999 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

                           BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                            Results of Operations

     The Company earned net income of $8.9 million, or $.40 per share, in the first quarter of 2000, on revenues of $26.1 million. This was up 1,680% from $.5 million, or $.02 per share, earned in the first quarter of 1999 and 10% higher than $8.1 million, or $.37 per share, earned in the fourth quarter of 1999.

     The following table presents certain comparative operating data for the three month periods:

                                                 Three Months Ended
                                              --------------------------
                                              Mar 31,   Mar 31,   Dec 31,
                                               2000      1999      1999

Net Production - BOE per day                  14,297    12,778    14,736

Per BOE:
 Average sales price                          $19.99    $ 8.01    $17.54

 Operating costs                                4.70      3.21      4.40
 Production taxes                                .45       .67       .46
                                               -----     -----     -----
  Total operating costs                         5.15      3.88      4.86

 Depreciation & depletion (DD&A)                2.48      2.47      2.45
 General and administrative expenses (G&A)      2.08       .97      1.91
 Interest expense                                .72       .81       .72

     Operating income was $16.1 million in the first quarter of 2000, up 705% from $2.0 million in the first quarter of 1999 and up 15% from $14.0 million in the fourth quarter of 1999. These operating results were the best ever achieved by the Company.

     The increase in operating income in the first quarter of 2000 compared to the first quarter of 1999 was due to higher oil prices and higher production. The average price of crude oil in the first quarter of 2000 was $19.99/BOE, a 150% increase from $8.01 in the first quarter of 1999. The first quarter of 1999 was hampered by some of the lowest inflation adjusted prices ever encountered in the industry. The other major factor in the increase in operating income from the first quarter of 1999 was higher production. Oil and gas production (BOE/day) in the first three months of 2000 averaged 14,297, 12% higher than 12,778 in the first quarter of 1999, but down 3% from 14,736 in the fourth quarter of 1999. Production increased from the first quarter of 1999 due to the acquisition of the Placerita properties in February 1999 and the effects of the 1999 drilling and workover activity. Production declined from the fourth quarter of 1999 due to lower steam availability to the Placerita properties and the temporary disruption of the South Midway-Sunset properties caused by the 3-D seismic survey in the first quarter of 2000.

     The Company has already completed 13 of the 87 new wells included in the 2000 capital budget. The addition of all of these wells, several of which are horizontal wells, along with the probability of additional steam availability at Placerita during the summer months should increase production later in the year.

    	Operating costs in the first quarter were $6.7 million, or $5.15/BOE, up 49% from $4.5 million, or $3.88/BOE, in the first quarter of 1999 and 2% higher than $6.6 million, or $4.86/BOE, in the fourth quarter of 1999. The largest factor in the increase from the first quarter of 1999 was a 6 square mile 3-D seismic survey performed on the South Midway-Sunset properties in the first quarter of 2000 at a cost of approximately $.7 million, or $.54/BOE. The results of this program will provide additional geologic information about the South Midway-Sunset properties and will be used to further exploit other potential accumulations and horizons. In addition, payroll and related expenses increased in the first quarter of 2000 compared to the first three months of 1999 due to an increase in employees related to the 1999 property acquisition. The Company also increased its well work activities to take advantage of the higher oil prices and performed repairs and maintenance to the Placerita and South Midway-Sunset water disposal and water treating facilities and several of the tank farms to handle increased water volumes.

     DD&A expense for the first quarter ($/BOE) was $2.48 comparable to $2.47 in the first quarter of 1999 and $2.45 in the fourth quarter of 1999.

     G&A expenses were $2.7 million in the first quarter of 2000, up $1.6 million and $.1 million from $1.1 million and $2.6 million in the first and fourth quarters of 1999, respectively. The increase from the first quarter of 1999 was primarily due to litigation expenses related to the Company's defense in a lawsuit in Los Angeles County Superior Court, which was settled in March 2000. The terms of the settlement included the payment of $3.0 million by the Company for the purchase of the Castruccio lease, adjacent to the Company's core Placerita properties, the assumption of certain abandonment obligations and the issuance of certain surface occupancy rights to the plaintiff in the case. Management estimates that the Castruccio lease will add at least 2.5 million barrels to the Company's proved reserves.

     The Company experienced an effective tax rate of 29% for the three-month period ending March 31, 2000 compared to an effective tax benefit of 74% for the same period last year. This significantly higher effective tax rate is due to the 150% increase in average oil prices in 2000 versus 1999's first quarter. Due to the Company's significant investment in numerous enhanced oil recovery projects in 2000, the Company's effective tax rate is anticipated to be well below the combined federal and state statutory rate.

                        Liquidity and Capital Resources

     Working capital at March 31, 2000 was $4.8 million, down from $8.4 million at December 31, 1999. Net cash provided by operations was $17.5 million in the first three months of 2000, up dramatically from $.5 million used in operation for the same period of 1999. Higher oil prices and production combined to achieve robust cash flow for the quarter. Cash was used to retire $8.0 million long-term debt, fund capital expenditures of $4.1 million, make an acquisition of $3.0 million and pay dividends of $2.2 million. Long-term debt at March 31, 2000 was $44 million.

     The Company is currently engaged in a very aggressive capital budget. The capital budget in 2000 is $22.2 million, a 144% increase from $9.1 million spent in 1999. The program includes 87 new wells, of which 20 are horizontal wells, 92 workovers and $5.2 million for facilities and other projects. It is the Company's goal to accelerate production and reach untapped reserves in the existing asset base. With success in implementation of the 2000 capital program, coupled with a modest budget in 2001, the Company expects to average over 17,000 BOE/day in 2001. Management anticipates that this ambitious capital program will be fully funded by internally generated funds.

                        Future Developments

    	The Company has sold its principal product, California heavy crude oil, by competitive bid to various pipeline entities for many years. The process usually resulted in four to eight customers receiving substantially all available Company operated crude oil production. However, as of April 1, 2000 the Company entered into a long-term arrangement with a major West Coast crude oil purchaser, whereby they will purchase the bulk of the Company's crude oil production for a period of 3 years. This arrangement includes terms which result in pricing in excess of the published postings by the major buyers of crude oil in California. Management believes that this sales arrangement will enhance the price realized by the Company for its crude oil production during the term of the contract.

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



Date:  May 8, 2000