Form 10-Q
period 2000-06-30
BERRY PETROLEUM CO
filed 2000-08-09
CIK 778438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly report ended June 30, 2000

Commission file number 1-9735


                            BERRY PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)


          DELAWARE                                            77-0079387
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

28700 Hovey Hills Road, P.O. Box 925, Taft, California           93268-0925
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (661) 769-8811

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report:  28700 Hovey Hills Road, P.O. Bin X, Taft, California 93268

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

     The number of shares of each of the registrant's classes of capital stock outstanding as of June 30, 2000 was 21,130,291 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the Registrant.

                             BERRY PETROLEUM COMPANY
                                  JUNE 30, 2000
                                      INDEX


                                                                     Page No.
PART I.  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets at
 June 30, 2000 and December 31, 1999  . . . . . . . . . . . . . . . . . .  3

Condensed Income Statements
 for the Three Month Periods
   Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .  4

Condensed Income Statements
 for the Six Month Periods
   Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .  5

Condensed Statements of
 Cash Flows for the Six Month Periods
   Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .  6

Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . .  7

Item 2.  Management's Discussion and Analysis
 of Financial Condition and Results of Operations . . . . . . . . . . . .  8

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . 10

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11






















                                       2

                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                            Condensed Balance Sheets
                    (In Thousands, Except Share Information)

                                                 June 30,         December 31,
                                                   2000              1999
                                               (Unaudited)
          ASSETS
Current assets:
 Cash and cash equivalents                     $   1,179           $     980
 Short-term investments available for sale           598                 596
 Accounts receivable                              21,160              15,303
 Prepaid expenses and other                        2,306               2,080
                                               _________           _________
    Total current assets                          25,243              18,959

Oil and gas properties (successful efforts
 basis), buildings and equipment, net            192,996             186,519
Other assets                                       1,944               2,171
                                               _________           _________
                                               $ 220,183           $ 207,649
                                               =========           =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $  13,600           $   7,203
 Accrued liabilities                               2,769               1,999
 Federal and state income taxes payable              549               1,322
                                               _________           _________
    Total current liabilities                     16,918              10,524

Long-term debt                                    42,000              52,000

Deferred income taxes                             31,568              28,912

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000
  shares authorized; no shares outstanding             -                   -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares
   authorized; 21,130,291 shares issued and
   outstanding at June 30, 2000 (21,112,334
   at December 31, 1999)                             211                 211
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                    9                   9
 Capital in excess of par value                   53,624              53,487
 Retained earnings                                75,853              62,506
                                               _________           _________
    Total shareholders' equity                   129,697             116,213
                                               _________           _________
                                               $ 220,183           $ 207,649
                                               =========           =========


The accompanying notes are an integral part of these financial statements.

                                       3

                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                          Condensed Income statements
                Three Month Periods Ended June 30, 2000 and 1999
                      (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                   2000                1999

Revenues:
 Sales of oil and gas                          $  26,477           $  14,474
 Interest and other income, net                      110                  87
                                               _________           _________
                                                  26,587              14,561
                                               _________           _________
Expenses:
 Operating costs                                   8,283               5,090
 Depreciation, depletion and amortization          3,393               3,046
 General and administrative                        1,598               1,148
 Interest expense                                    857               1,039
                                               _________           _________
                                                  14,131              10,323
                                               _________           _________

Income before income taxes                        12,456               4,238
Provision for income taxes                         3,562                 991
                                               _________           _________
Net income                                     $   8,894           $   3,247
                                               =========           =========

Basic net income per share                     $     .40           $     .15
                                               =========           =========

Diluted net income per share                   $     .40           $     .15
                                               =========           =========

Cash dividends per share                       $     .10           $     .10
                                               =========           =========
Weighted average number of shares of capital
 stock outstanding (used to calculate basic
 net income per share)                            22,029              22,009

Effect of dilutive securities:
 Stock options                                       155                  39
 Other                                                11                   6
                                               _________           _________

Weighted average number of shares of capital
 stock used to calculate diluted net income
 per share                                        22,195              22,054
                                               =========           =========





The accompanying notes are an integral part of these financial statements.

                                       4
                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                          Condensed Income Statements
                 Six Month Periods Ended June 30, 2000 and 1999
                     (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                   2000                1999
Revenues:
 Sales of oil and gas                          $  52,503           $  23,699
 Interest and other income, net                      221                 518
                                               _________           _________
                                                  52,724              24,217
                                               _________           _________

Expenses:
 Operating costs                                  14,988               9,552
 Depreciation, depletion and amortization          6,705               5,888
 General and administrative                        4,308               2,260
 Interest expense                                  1,792               1,966
                                               _________           _________
                                                  27,793              19,666
                                               _________           _________

Income before income taxes                        24,931               4,551
Provision for income taxes                         7,178                 760
                                               _________           _________

Net income                                     $  17,753           $   3,791
                                               =========           =========

Basic net income per share                     $     .81           $     .17
                                               =========           =========

Diluted net income per share                   $     .80           $     .17
                                               =========           =========

Cash dividends per share                       $     .20           $     .20
                                               =========           =========

Weighted average number of shares of capital
 stock outstanding (used to calculate basic net
 income per share)                                22,024              22,009

Effect of dilutive securities:
 Stock options                                       151                  14
 Other                                                27                   5
                                               _________           _________

Weighted average number of shares of capital
 stock used to calculate diluted net income
 per share                                        22,202              22,028
                                               =========           =========



The accompanying notes are an integral part of these financial statements.

                                       5
                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                       Condensed Statements of Cash Flows
                 Six Month Periods Ended June 30, 2000 and 1999
                                  (In Thousands)
                                   (Unaudited)
                                                   2000                 1999
Cash flows from operating activities:
 Net income                                    $  17,753            $   3,791
 Depreciation, depletion and amortization          6,705                5,888
 Increase (decrease) in deferred income taxes      2,656                 (461)
 Other, net                                          (63)                 (83)
                                               _________            _________
Net working capital provided by operating
 activities                                       27,051                9,135

 Increase in accounts receivable, prepaid
  expenses and other                              (6,083)              (5,360)
 Increase in current liabilities                   6,394                  982
                                               _________            _________
Net cash provided by operating activities         27,362                4,757

Cash flows from investing activities:
 Capital expenditures                             (9,767)              (4,011)
 Property acquisitions                            (3,034)             (34,692)
 Maturities of short-term investments                  -                  727
 Purchase of short-term investments                    -                 (611)
 Other, net                                           45                   (7)
                                               _________            _________
Net cash used in investing activities            (12,756)             (38,594)

Cash flows from financing activities:
 Dividends paid                                   (4,406)              (4,402)
 Payment of long-term debt                       (10,000)                   -
 Proceeds from issuance of long-term debt              -               34,598
 Other, net                                           (1)                  (1)
                                               _________            _________
Net cash (used in) provided by financing
 activities                                      (14,407)              30,195
                                               _________            _________

Net increase (decrease) in cash and cash
 equivalents                                         199               (3,642)

Cash and cash equivalents at beginning of year       980                7,058
                                               _________            _________
Cash and cash equivalents at end of period     $   1,179            $   3,416
                                               =========            =========








The accompanying notes are an integral part of these financial statements.

                                       6

                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
                         Item 1.  Financial Statements
                        Notes to Condensed Financial Statements
                                   June 30, 2000
                                    (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1999 financial statements. The December 31, 1999 Form 10-K and the Form 10-Q for the period ended March 31, 2000 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

3. The Company is a party to various legal proceedings arising in the normal course of business, none of which, in management's opinion, should result in judgments which would have a material adverse effect on the Company.

       In addition, the Company received a notice in April 2000 from the EPA that the Company may have potential successor liability for waste material disposed at the Casmalia Superfund Site ("Site"), located on a 252-acre parcel in Santa Barbara County, California. Over 10,000 separate parties disposed of waste at the Site while it was operational from 1973 to 1989.
The EPA has stated that federal, state and local government agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay for the clean-up costs which could total as much as several hundred million dollars. The EPA is also pursuing the former operator(s) of the Site to pay for remediation.

       The total amount of environmental investigation, legal and clean-up costs that the Company may incur with respect to the foregoing is not known at this time. While the potential impact to the quarterly or annual financial results may be material, management does not believe it would materially impact the Company's financial position or liquidity.

















                                       7

                             BERRY PETROLEUM COMPANY
                         Part I.  Financial Information
               Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                             Results of Operations

     The Company had net income of $8.9 million, or $.40 per share (basic), for the three months ended June 30, 2000, up 178% from $3.2 million, or $.15 per share, earned in the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company had net income of $17.8 million, or $.81 per share (basic), up 368% from $3.8 million, or $.17 per share, earned in the first six months of 1999.

                              Three Months  		         Six Months
                     June 30   March 31     June 30         June 30   June 30
                       2000       2000        1999            2000      1999

Net production -
 BOE/day             14,494     14,297      13,982          14,396    13,383

Per BOE Data:
 Average sales price $20.19     $19.99      $11.37          $20.09    $ 9.64

 Operating costs       5.80       4.70        3.55            5.26      3.39
 Production taxes       .48        .45         .45             .46       .55
                      -----      -----       -----           -----     -----
  Total operating
    costs              6.28       5.15        4.00            5.72      3.94

 Depletion &
  depreciation (DD&A)  2.57       2.48        2.39            2.56      2.43
 General &
  administrative
  (G&A) expenses       1.21       2.08         .90            1.64       .93
 Interest expense       .65        .72         .82             .69       .81

     Operating income was $14.9 million for the second quarter of 2000, down 7% from $16.1 million in the first quarter of 2000, but up 133% from $6.4 million earned in the second quarter of 1999. For the first six months of 2000, operating income climbed 269% to $31.0 million from $8.4 million generated in the first half of 1999.

     These increases in operating income from the 1999 periods were a direct result of an improvement in oil prices and increased production volumes. The average price received of $20.19 and $20.09 for the three and six months ended June 30, 2000 were up 78% and 108%, respectively, from $11.37 and $9.64 received in the comparable 1999 periods. The production levels also benefited from the Company's acquisition of its Placerita properties in the first quarter of 1999 and its 1999 and 2000 drilling and workover programs. Production averaged 14,494 barrels of oil equivalent per day (BOEPD) in the second quarter of 2000 compared to 14,297 and 13,982 BOEPD in the first quarter of 2000 and second quarter of 1999, respectively. Production in the first six months of 2000 of 14,396 BOEPD was up from 13,383 BOEPD in the same 1999 six month period. The Company has drilled 51 new wells to date of a total of 87 budgeted to be drilled by the end of 2000 with 28 of these wells producing as of June 30, 2000. Production levels have increased to approximately 15,276 BOEPD as of July 31, 2000 and as all of these wells are drilled, steamed and brought on production, the Company anticipates receiving the full benefit of the drilling program through additional production increases in the second half of the year and into 2001.

                                       8
     Operating costs increased to $8.3 million, or $6.28/BOE, in the second quarter of 2000, up 24% from $6.7 million, or $5.15/BOE, in the first quarter of 2000 and were 63% higher than $5.1 million, or $4.00/BOE, incurred in the second quarter of 1999. The largest factor contributing to the increase in operating costs was higher steam costs. The cost of natural gas, which is used to fire the Company's cogeneration facilities and steam generators, rose significantly in the second quarter. In addition, the Company increased steam injection volumes during the periods by firing additional conventional steam generators which have a higher operating cost than the Company's other steam sources.

     G&A expenses were $1.6 million, or $1.21/BOE, in the second quarter of 2000, down 41% from $2.7 million, or $2.08/BOE, in the first quarter of 2000, but up 45% from $1.1 million, or $.90/BOE, in the second quarter of 1999.
The 2000 periods include the effect of a number of new employees hired to support the Company's property development and growth activities. The first quarter of 2000 was unusually high due to legal fees related to litigation settled in March 2000. The Company anticipates G&A/BOE to decline for the remainder of 2000 due to the projected increase in production resulting from the Company's development activities.

     The Company experienced an effective tax rate of 29% for both the second quarter and first six months of 2000 compared to 23% and 17% in the same 1999 periods, respectively. This higher effective rate was due primarily to the increase in oil prices in 2000 compared to the 1999 periods. However, the Company anticipates that its effective tax rate will remain well below the combined federal and state statutory rate due to the Company's significant investment in numerous enhanced oil recovery projects in 2000.

                            Liquidity and Capital Resources

     Working capital at June 30, 2000 was $8.3 million, comparable to $8.4 million at December 31, 1999. The Company generated cash from operations of $27.4 million in the first six months of 2000 compared to $4.8 million generated in the same 1999 period. Cash was used to retire $10 million of long-term debt, fund development activities of $9.8 million, pay dividends of $4.4 million and purchase the Castruccio lease in the Placerita field for $3 million. Long-term debt at June 30, 2000 was $42 million.

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







                                       9
                             BERRY PETROLEUM COMPANY
                          Part II.   Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

     At the annual meeting, which was held at the Company's corporate offices on May 19, 2000, nine incumbent directors were re-elected. The results of voting as reported by the inspector of elections are noted below:

1. There were 21,128,819 shares of the Company's capital stock issued, outstanding and entitled to vote as of the record date, March 13, 2000.

2. There were present at the meeting, in person or by proxy, the holders of 20,120,978 shares, representing 91.34% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.

PROPOSAL ONE:  Election of Directors

                                                             WITHHELD
            NOMINEE          FOR VOTES      PERCENTAGE      AUTHORITY

       W. Berry            20,055,964          99.68%         65,014
       R. Busch            20,055,700          99.68%         65,278
       W. Bush             20,055,915          99.68%         65,063
       J. Gaul             20,045,104          99.62%         75,874
       J. Hagg             20,056,304          99.68%         64,674
       J. Hoffman(1)       18,113,965          90.03%      2,007,013
       T. Jamieson         20,055,404          99.67%         65,574
       R. Martin           20,055,404          99.67%         65,574
       M. Young            20,056,304          99.68%         64,674


       Percentages are based on the shares represented and voting at the meeting in person or by proxy.

(1) The large number of withheld authority votes for J. Hoffman were largely the result of institutional votes based on the recommendation to withhold authority for Mr. Hoffman from the proxy service firm, Institutional Shareholder Services (ISS). ISS recommended that the votes for Mr. Hoffman be withheld based solely on the fact of his membership on the Nominating and Corporate Governance Committee as an insider. A large institutional shareholder has confirmed to the Company that they fully support Mr. Hoffman, cast their votes in error and would recast their votes in favor of Mr. Hoffman, if that were possible. The results with those shares voted for Mr. Hoffman rather than withheld would be as follows:

                                                            WITHHELD
                             FOR VOTES      PERCENTAGE      AUTHORITY

                           19,581,365          97.32%        539,613








                                      10



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



Date:  August 8, 2000















                                      11