Form 10-Q
period 2000-09-30
BERRY PETROLEUM CO
filed 2000-11-08
CIK 778438

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000

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

                                    NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     The number of shares of each of the registrant's classes of capital stock outstanding as of September 30, 2000 was 21,134,667 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.




                          BERRY PETROLEUM COMPANY
                             SEPTEMBER 30, 2000
                                   INDEX


PART I.  Financial Information                                   Page No.

Item 1.  Financial Statements

Condensed Balance Sheets at
 September 30, 2000 and December 31, 1999 . . . . . . . . . . . . .  3

Condensed Statements of
 Operations for the Three Month Periods
  Ended September 30, 2000 and 1999 . . . . . . . . . . . . . . . .  4

Condensed Statements of
 Operations for the Nine Month Periods
  Ended September 30, 2000 and 1999 . . . . . . . . . . . . . . . .  5

Condensed Statements of
 Cash Flows for the Nine Month Periods
  Ended September 30, 2000 and 1999 . . . . . . . . . . . . . . . .  6

Notes to Condensed Financial Statements . . . . . . . . . . . . . .  7

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations . . . . . . . . .  8

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11













                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                         Condensed Balance Sheets
                  (In Thousands, Except Share Information)

                                                  September 30,  December 31,
                                                       2000          1999
                                                   (Unaudited)
          ASSETS
Current Assets:
  Cash and cash equivalents                         $   1,689     $     980
  Short-term investments available for sale               600           596
  Accounts receivable                                  23,320        15,303
  Prepaid expenses and other                            2,244         2,080
                                                    _________     _________
   Total current assets                                27,853        18,959

Oil and gas properties (successful efforts
 basis), buildings and equipment, net                 197,361       186,519
Other assets                                            1,842         2,171
                                                    _________     _________
                                                    $ 227,056     $ 207,649
                                                    =========     =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  18,925     $   7,203
  Accrued liabilities                                   4,700         1,999
  Federal and state income taxes payable                  348         1,322
                                                    _________     _________
   Total current liabilities                           23,973        10,524

Long-term debt                                         33,000        52,000

Deferred income taxes                                  32,917        28,912

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares outstanding                         -             -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares
  authorized; 21,134,667 shares issued and
  outstanding at September 30, 2000 (21,112,334 at
  December 31, 1999)                                      211           211
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                         9             9
 Capital in excess of par value                        53,718        53,487
 Retained earnings                                     83,228        62,506
                                                    _________     _________
   Total shareholders' equity                         137,166       116,213
                                                    _________     _________
                                                    $ 227,056     $ 207,649
                                                    =========     =========

The accompanying notes are an integral part of these financial statements.




                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Operations
           Three Month Periods Ended September 30, 2000 and 1999
                     (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                       2000          1999
Revenues:
 Sales of oil and gas                               $  32,731     $  19,143
 Interest and other income (expense), net                 118           217
                                                    _________     _________
                                                       32,849        19,360
                                                    _________     _________

Expenses:
 Operating costs                                       14,177         5,887
 Depreciation, depletion and amortization               3,542         3,090
 General and administrative                             1,695         1,427
 Interest                                                 784         1,028
                                                    _________     _________
                                                       20,198        11,432
                                                    _________     _________

Income before income taxes                             12,651         7,928
Provision for income taxes                              3,073         1,829
                                                    _________     _________
Net income                                          $   9,578     $   6,099
                                                    =========     =========

Basic net income per share                          $     .43     $     .28
                                                    =========     =========

Diluted net income per share                        $     .43     $     .28
                                                    =========     =========

Cash dividends per share                            $     .10     $     .10
                                                    =========     =========

Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share                  22,033        22,011
Effect of dilutive securities:
 Stock options                                            246            85
 Other                                                     34             8
                                                    _________     _________

Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                          22,313        22,104
                                                    =========     =========


The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Operations
           Nine Month Periods Ended September 30, 2000 and 1999
                    (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                       2000          1999
Revenues:
 Sales of oil and gas                               $  85,235     $  42,842
 Interest and other income (expense), net                 339           735
                                                    _________     _________
                                                       85,574        43,577
                                                    _________     _________

Expenses:
 Operating costs                                       29,166        15,439
 Depreciation, depletion and amortization              10,248         8,978
 General and administrative                             6,003         3,687
 Interest                                               2,575         2,994
                                                    _________     _________
                                                       47,992        31,098
                                                    _________     _________

Income before income taxes                             37,582        12,479
Provision for income taxes                             10,251         2,589
                                                    _________     _________
Net income                                          $  27,331     $   9,890
                                                    =========     =========

Basic net income per share                          $    1.24     $     .45
                                                    =========     =========

Diluted net income per share                        $    1.23     $     .45
                                                    =========     =========

Cash dividends per share                            $     .30     $     .30
                                                    =========     =========

Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share                  22,027        22,010

Effect of dilutive securities:
 Stock options                                            186            31
 Other                                                     26             7
                                                    _________     _________

Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                          22,239        22,048
                                                    =========     =========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                    Condensed Statements of Cash Flows
            Nine Month Periods Ended September 30, 2000 and 1999
                               (In Thousands)
                                (Unaudited)
                                                       2000          1999
Cash flows from operating activities:
 Net income                                         $  27,331     $   9,890
 Depreciation, depletion and amortization              10,248         8,978
 Increase (decrease) in deferred income taxes           4,005           (97)
 Other, net                                              (102)         (198)
                                                    _________     _________
   Net working capital provided by operating
    activities                                         41,482        18,573

Increase in accounts receivable,prepaid expenses
 and other                                             (8,181)       (5,944)
Increase in current liabilities                        13,449         2,495
                                                    _________      ________
    Net cash provided by operating activities          46,750        15,124

Cash flows from investing activities:
 Property acquisitions                                 (3,034)      (34,692)
 Capital expenditures                                 (17,439)       (6,801)
 Proceeds from sale of short-term investments               -           727
 Purchase of short-term investments                         -          (611)
 Other, net                                                42            (9)
                                                    _________     _________
    Net cash used in investing activities             (20,431)      (41,386)

Cash flows from financing activities:
 Dividends paid                                        (6,609)       (6,603)
 Proceeds from issuance of long-term debt                   -        34,598
 Payment of long-term debt                            (19,000)       (5,000)
 Other, net                                                (1)          (87)
                                                    _________     _________
    Net cash provided by (used in)
     financing activities                             (25,610)       22,908
                                                    _________     _________

Net increase (decrease) in cash and cash
 equivalents                                              709        (3,354)

Cash and cash equivalents, beginning of year              980         7,058
                                                    _________     _________

Cash and cash equivalents, end of period            $   1,689     $   3,704
                                                    =========     =========




The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                       Item 1. Financial Statements
                  Notes to Condensed Financial Statements
                            September 30, 2000
                               (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1999 financial statements. The December 31, 1999 Form 10-K and the Form 10-Q's for the periods ended June 30 and March 31, 2000 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

3. The Company is party to various legal proceedings arising in the normal course of business, none of which, in management's opinion, should result in judgments which would have a material adverse effect on the Company's financial condition or liquidity.

4. The Company entered into a sales agreement with a major oil company which took effect in the second quarter of 2000. Due to this agreement, the Company's sales and accounts receivable have become concentrated as follows:
For the three and nine month periods ended September 30, 2000, oil and gas sales to this company represented 89% and 65% of the Company's total oil and gas sales, respectively. As of September 30, 2000, this same company accounted for 48% of the total accounts receivable balance.


















                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                            Results of Operations

     The Company had net income of $27.3 million, or $1.24 per share (basic), for the first nine months of 2000, 176% higher than $9.9 million, or $.45 per share, in the first nine months of 1999.  For the third quarter of 2000, the Company earned $9.6 million, or $.43 per share, up 57% from $6.1 million, or $.28 per share, in the third quarter of 1999 and up 8% from $8.9 million, or $.40 per share, earned in the second quarter of 2000.
                               	    Three Months Ended		Nine Months Ended

                               Sept 30,  June 30,  Sept 30,  Sept 30,  Sept 30,
                                 2000      2000      1999      2000      1999

Net production-BOEPD*           15,244    14,494    14,267    14,680    13,681
Per BOE data:
  Average sales price           $23.28    $20.19    $14.58    $21.22    $11.46

Operating costs                   9.67      5.80      4.01      6.80      3.49
Production taxes                   .43       .48       .48       .45       .55
    Total operating costs        10.10      6.28      4.49      7.25      4.04

Depreciation/Depletion (DD&A)     2.53      2.57      2.35      2.55      2.40

General & administrative expenses
 (G&A)                            1.21      1.21      1.09      1.49       .99

Interest expense                   .56       .65       .78       .64       .80
*Barrel of oil equivalent per day

     Operating income for the third quarter of 2000 was $15.1 million, up from $14.9 million earned in the second quarter of 2000 and $10.2 million earned in the third quarter of 1999. For the first nine months of 2000, operating income was $46.1 million, or 148% higher than $18.6 million generated in the first
nine months of 1999.   These improvements reflect strong increases in oil
prices from 1999 to 2000 and the Company's success in increasing production from our core producing properties, partially offset by higher operating costs primarily associated with increased steam volumes and higher steam costs. The Company's average sales price in the third quarter and the first nine months of 2000 was $23.28/BOE and $21.22/BOE, respectively. These prices were 69% and 85% higher than $14.58/BOE received in the third quarter of 1999 and $11.46/BOE for the first nine months of 1999.

     As a result of the Company's 2000 development program and increased volume of steam injected, average companywide BOEPD increased to 15,244 for the third quarter of 2000, up 7% from 14,267 in the third quarter of 1999. Year-to-date production of 14,680 was also 7% higher than 13,681 achieved in the first nine months of 1999. The Company continues to see positive results from its 2000 development program with current production at approximately 15,600.

     Operating costs increased to $14.2 million, or $10.10/BOE, in the third quarter of 2000, up 141% from $5.9 million, or $4.49/BOE in the third quarter of 1999. During the first nine months of 2000, operating costs were $29.2 million, or $7.25/BOE, up from $15.4 million, or $4.04/BOE, for the first nine months of 1999. The increase is primarily related to sharply higher natural gas fuel costs and the firing of extra field generators (which have a higher cost per barrel of steam produced than cogeneration steam) in order to maximize production in this period of attractive oil prices. For the third quarter of 2000, delivered natural gas costs averaged $5.34/MMBTU, up 57% from $3.40/MMBTU in the second quarter of 2000 and 97% from $2.71/MMBTU in the third quarter of 1999. The Company also incurred higher and unexpected contract services costs related to maintenance of the Company's cogeneration plants and lease facilities and recorded an accrual for a potential environmental settlement.

     G&A expenses in the third quarter were $1.7 million, or $1.21/BOE, comparable to $1.6 million, or $1.21/BOE, in the second quarter of 2000 and up 21% from $1.4 million, or $1.09/BOE, in the third quarter of 1999. The increase in the third quarter of 2000 from the same quarter in 1999 was primarily related to higher compensation expenses caused by salary increases and the hiring of additional employees to handle the technical aspects of the Company's growth opportunities.

     The Company experienced an effective tax rate of 27% for the nine month period ending September 30, 2000, up from 21% for the same period in 1999. Income before income taxes was higher due to the increase in oil prices. While the Company continues to invest in qualifying enhanced oil recovery projects (EOR), the increase in the effective tax rate was due to the decrease in EOR credits as a percentage of income before income taxes.
The Company anticipates that the effective tax rate will trend upward if oil prices maintain their current levels or improve.

                         Liquidity and Capital Resources

     Working capital at September 30, 2000 was $3.9 million, down from $8.3 million in the second quarter of 2000 and $8.4 million at December 31, 2000. The Company generated cash from operations of $46.8 million for the first nine months of 2000, up sharply from $15.1 million for the same period of 1999.
Cash was used to retire $19 million in long-term debt, pay $17.4 million in capital development, pay dividends of $6.6 million and make a lease acquisition of $3 million. Long-term debt at September 30, 2000 was $33 million, with the retirement of an additional $6 million so far in the fourth quarter.

                                Future Developments

     The Company currently has two bracketed zero cost collar hedge contracts with two refiners as part of its oil price protection program on a total of 6,500 B/D of its crude oil production. These contracts expire at year-end 2000. While the Company has not yet replaced them with any new hedging arrangements, the Company may elect to do so in the future.

     During 2000, it has been apparent that there has been a shortfall between the supply of electricity produced and the increasing demand for power in California. This, combined with the phase-in of the deregulation of the electricity market in California, has resulted in political turmoil between regulatory agencies, electricity producers, electrical transmission companies and the retail customers. The Company presently has Standard Offer #1 and Standard Offer #2 contracts for selling its electricity production to major transmission companies which begin to expire in 2002. The Company can opt to sell any or all of its electricity on the open market at any time. Although the prices available on the open market are presently attractive, there can be no guarantee that this condition will continue based upon certain future political and market supply/demand conditions.



                         Forward-Looking Statements

"Safe harbor under the Private Securities Litigation Reform Act of 1995":
With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil, gas and electricity, competition, environmental risks, litigation uncertainties, drilling, development and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, the availability of drilling rigs and other support services, Y2k non-compliance by key vendors, customers, the Company, etc., legislative and/or California Public Utilities Commission decisions and government regulation.
















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



Date: November 8, 2000

















