Form 10-K
period 2000-12-31
BERRY PETROLEUM CO
filed 2001-03-20
CIK 778438

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                 For the fiscal year ended December 31, 2000
                        Commission file number 1-9735

                            BERRY PETROLEUM COMPANY
           (Exact name of registrant as specified in its charter)

             DELAWARE                                      77-0079387
(State of incorporation or organization) (I.R.S. Employer Identification Number)

                            28700 Hovey Hills Road
                                P.O. Box 925
                            Taft, California 93268
        (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 16, 2001, the registrant had 21,134,655 shares of Class A Common Stock outstanding and the aggregate market value of the voting stock held by nonaffiliates was approximately $218,111,000. This calculation is based on the closing price of the shares on the New York Stock Exchange on February 16, 2001 of $13.90. The registrant also had 898,892 shares of Class B Stock outstanding on February 16, 2001, all of which is held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.




                           BERRY PETROLEUM COMPANY
                              TABLE OF CONTENTS

                                   PART I

Items 1
 and 2. Business and Properties                                        3
         General                                                       3
         Oil Marketing                                                 4
         Steaming Operations                                           5
         Electricity Contracts                                         6
         Electricity Generation                                        7
         Environmental and Other Regulations                           8
         Competition                                                   8
         Employees                                                     8
         Oil and Gas Properties                                        9
         Development                                                   9
         Exploration                                                  10
         Enhanced Oil Recovery Tax Credits                            11
         Oil and Gas Reserves                                         11
         Production                                                   11
         Acreage and Wells                                            12
         Drilling Activity                                            12
         Title and Insurance                                          12

Item 3. Legal Proceedings                                             13
Item 4. Submission of Matters to a Vote of Security Holders           13
        Executive Officers                                            13

                                PART II

Item 5. Market for the Registrant's Common Equity and Related
          Shareholder Matters                                         14
Item 6. Selected Financial Data                                       15
Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         16
Item 8. Financial Statements and Supplementary Data                   20
Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         40

                                PART III

Item 10.  Directors and Executive Officers of the Registrant          40
Item 11.  Executive Compensation                                      40
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                            40
Item 13.  Certain Relationships and Related Transactions              40

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                       40


                                PART I

Items 1 and 2.  Business and Properties

General

     Berry Petroleum Company, ("Berry" or "Company"), is an independent energy company engaged in the production, development, acquisition, exploitation and exploration of crude oil and natural gas. While the Company was incorporated in Delaware in 1985 and has been a publicly traded company since 1987, it can trace its roots in California oil production back to 1909. Currently, Berry's principal reserves and producing properties are located in Kern, Los Angeles and Ventura Counties in California. Information contained in this report on Form 10-K reflects the business of the Company during the year ended
December 31, 2000. The Company's corporate headquarters are located on its properties in the South Midway-Sunset field, near Taft, California and Management believes the current facilities are adequate.

     The Company's mission is to increase shareholder returns, primarily through maximizing the value and cash flow of the Company's assets. To achieve this, Berry's corporate strategy is to remain a low-cost producer and to grow the Company's asset base strategically. To increase production and proved reserves, the Company will compete to acquire oil and gas properties with primarily proved reserves with exploitation potential and will focus on the further development of its existing properties by application of enhanced oil recovery (EOR) methods, developmental drilling, well completions and remedial work. In conjunction with the goals of being a low-cost heavy oil producer and the exploitation and development of its large heavy crude oil base, the Company owns three cogeneration facilities which are intended to provide an efficient and secure long-term supply of steam which is necessary for the economic production of heavy oil. Berry views these assets as a critical part of its long-term success. Berry believes that its primary strengths are its ability to maintain a low-cost operation, its flexibility in acquiring attractive producing properties which have significant exploitation and enhancement potential and its experienced management team. While the Company continues to seek investment opportunities in California, it is investigating several other basins which would establish another core area and provide for additional growth opportunities and diversification of the Company's predominantly heavy oil resource base. The Company has unused borrowing capacity to finance acquisitions and will consider, if appropriate, the issuance of capital stock to finance future purchases.

Proved Reserves

     As of December 31, 2000, the Company's estimated proved reserves were 107 million barrels of oil equivalent, (BOE), of which 99.3% are heavy crude oil, i.e., oil with an API gravity of less than 20 degrees. A significant portion of these proved reserves is owned in fee. Substantially all of the Company's reserves as of December 31, 2000 were located in California, with 74%, 20% and 5% of total proved reserves in Kern, Los Angeles and Ventura Counties, respectively. The Company's reserves have a long life, in excess of 20 years, which is primarily a result of the Company's strong position in heavy crude oil (the Company's properties in the Midway-Sunset and the Placerita fields average 13 degree API gravity and the Montalvo field averages 16 degree API gravity). Production in 2000 was 5.5 million BOE, up 7% from 1999 production of 5.1 million BOE. For the five years 1996 through 2000, the Company's average annual reserve replacement rate was 226% and the finding and development cost was $2.97 per BOE.

Operations

     Berry operates all of its principal oil producing properties. The Midway-Sunset and Placerita fields contain predominantly heavy crude oil which requires heat, supplied in the form of steam, injected into the oil producing formations to reduce the oil viscosity which improves the mobility of the oil flowing to the well-bore for production. Berry utilizes cyclic steam recovery methods in the Midway-Sunset field, steam-drive in the Placerita field and primary recovery methods at its Montalvo field. Berry is able to produce its heavy oil at its Montalvo field without the necessity of steam since the majority of the producing reservoir is at a depth in excess of 11,000 feet and thus the reservoir temperature is high enough to produce the oil without the assistance of additional heat from steam. Field operations include the initial recovery of the crude oil and its transport through treating facilities into storage tanks. After the treating process is completed, which includes removal of water and solids by mechanical, thermal and chemical processes, the crude oil is metered through Lease Automatic Custody Transfer (LACT) units and either transferred into crude oil pipelines owned by other companies or, in the case of the Placerita field, transported via trucks. The point-of-sale is usually the LACT unit or truck loading facility.


Revenues

  The percentage of revenues by source for the prior three years is as follows:

                                             2000      1999      1998

  Sales of oil and gas                        69%       67%       72%
  Sales of electricity                        31%       33%       28%


Oil Marketing

     The world and California crude oil markets have remained very volatile as OPEC attempts to manage crude oil prices in the midst of fluctuating inventory levels and concerns about potential demand weakness due to possible worldwide economic slowdowns. Oil remained very strong in 2000 with the price for West Texas Intermediate (WTI), the U.S. benchmark crude oil, averaging $30.26 compared to $19.30 in 1999.

     The All American Pipeline, which historically provided an outlet to Texas markets for California crude oil, was removed from crude oil service in late 1999 and is expected in the future to be utilized for natural gas transportation into California. In the near term, the reduction of crude oil shipments from California, coupled with regular refinery maintenance scheduling, is expected to seasonally increase differentials between WTI and California's heavy crude, although on an annual basis, the Company believes differentials will continue in the range of historical norms. The crude price differential between WTI and California's heavy crude oil continues to be volatile and has averaged $6.36, $5.97 and $5.97 for 2000, 1999 and 1998, respectively.

     Berry markets its crude oil production to competing buyers including independent marketing, pipeline and oil refining companies. Primarily due to the Company's ability to deliver significant volumes of crude oil over a multi-year period, the Company was able to secure a three-year crude sales agreement, beginning in April 2000, with a major California refiner whereby the Company sells substantially all of its production under a negotiated pricing mechanism. The agreement is based on a monthly determination of the highest price from any of (1) local field posted price plus a fixed bonus,
(2) WTI minus a fixed differential or (3) a fixed percentage of WTI. In addition to providing a premium above field postings, the agreement effectively eliminates the Company's exposure to the risk of widening WTI-heavy crude price differentials.

     From time to time, the Company has entered into crude oil hedge contracts, the terms of which depend on various factors, including Management's view of future crude oil prices and the Company's future financial commitments. During 2000, the Company maintained two bracketed zero cost collar hedge contracts with two refiners entered into in previous years as part of its price protection program. This price protection program was designed to moderate the effects of a severe price downturn while allowing Berry to participate in 100% of the upside after a maximum $3.00 per barrel payment on 6,500 barrels per day (BPD). Of this 6,500 BPD, Berry participated on 5,000 BPD above
$15.50 per barrel and on 1,500 BPD above $17.50 per barrel. These price triggers were based on California heavy oil postings and both contracts expired at December 31, 2000. These price protection activities resulted in a net cost to the Company of $1.31 per barrel in 2000 and $0.51 per barrel in 1999. Berry's 2000 average heavy crude oil sales price was $21.70 in 2000, up $8.62 per barrel, or 66% from $13.08 in 1999.

     At the present time, the Company does not have any crude oil hedges in place although its existing crude oil sales agreement does provide some protection against a severe price decline. One of the Company's properties, with production in excess of 3,000 BPD, is burdened by a price-sensitive royalty. The royalty is 75% of the heavy oil posted price above $14.02
(for 2001), escalated and calculated annually. Management regularly monitors the crude oil markets and its financial commitments to determine if, when, and at what level some form of crude oil hedging or other price protection is appropriate.


Steaming Operations

     At December 31, 2000, approximately 95% of the Company's proved reserves, or 102 million barrels, consisted of heavy crude oil produced from depths averaging less than 2,000 feet. The Company, in achieving its goal of being a low-cost heavy oil producer, has focused on reducing its steam cost through the purchase of its 38 megawatt (Mw) cogeneration facility in 1995 and another 18 Mw cogeneration facility in 1996 as part of the purchase of additional oil properties in the South Midway-Sunset field. In early 1999, the Company purchased the Placerita oilfield, this oilfield is highly dependent on low-cost steam for economic production. This purchase also included a 42 Mw cogeneration facility. Steam generation from these facilities is more efficient than conventional steam generators, as both steam and electricity are produced from the same natural gas fuel supply. In addition, the Company's ownership of these facilities allows for control over the steam supply which is crucial for the maximization of oil production and ultimate reserve recovery.


     The Company believes that it is advantageous to add additional productive steam capacity for its requirements at South Midway-Sunset and Placerita to allow for full development of its properties. It is now clear that California is considerably short of electrical power in the near future and, as such, the Company is well positioned to achieve increased electricity revenue through the expansion of cogeneration steam capacity at strategic locations on the Company's properties. The Company believes that continued steam generation from cogeneration facilities will continue to be significantly more efficient and cost effective than conventional steam generators.

Midway-Sunset Field

    For its South Midway-Sunset properties, the Company's steam production for 2000 was generated by its 38 and 18 Mw cogeneration facilities (approximately 21,000 barrels of steam per day (BSPD) including duct-fire) and, as needed, from conventional steam generators. The Company also has a steam contract from an on-site, non-owned cogeneration facility for a minimum delivery of 2,000 BSPD for use in the Company's operations, although the facility is currently not operating. Conventional steam generators are used by the Company as warranted to maintain current production levels, to economically produce additional crude oil and as emergency back-up steam generation to the cogeneration facilities. On its North Midway-Sunset properties, the Company relies solely on conventional steam generators for its steam requirements.

Placerita

     On its Placerita properties, the Company generated approximately 12,500 BSPD in 2000 from its 42 Mw cogeneration facility, may purchase additional volumes from a third party cogeneration facility when available, and has the capability of generating another 6,000 BSPD from conventional steam generators.


Electricity Contracts

  The following is a summary of the Company's cogeneration electrical contracts and various operational data:

                                                                           Average     Average
                                                             Run Time     megawatts   barrels of
                                    Date Placed   Contract  under Berry   delivered    steam
Location    Contract(1)  Territory  In Service  Expiration  Ownership(2)  for sale(3) delivered(3)
Placerita
   Placerita I   SO2      Edison       3/90       3-2009        >97%       16.7/hour   6,112/day

   Placerita II  SO2      Edison       5/90       5-2002        >96%       16.4/hour   6,404/day


South Midway-Sunset
   Cogen 18      SO2       PG&E       12/87       1-2002        >98%       14.3/hour   6,350/day

   Cogen 38      SO1       PG&E       12/86       1-2012        >95%       34.5/hour  15,115/day

(1) SO is for "Standard Offer."
(2) Approximate average through 2000 for Placerita I and II since
     February, 1999; Cogen 18 since November, 1996; Cogen 38 since
     August, 1995.
(3) Approximate average for 2000 based on 366 day year.

Current Steam Output
  Conventional Steam Generation

     Effective December 1, 2000, the Company shut-in most of its conventional steam generation capacity due to an unprecedented increase in natural gas prices at the Southern California border (SoCal). The natural gas price for delivery into SoCal was $14.08/Million British Thermal Units (Mmbtu) in December, versus an average of $2.50/Mmbtu in the first quarter of 2000. Historically, the SoCal natural gas price has tracked very close to the NYMEX Henry Hub (HH) price. The SoCal price exploded over HH in December by approximately $7.72/Mmbtu. Given this dramatic rise in natural gas prices in California, the Company determined that to maximize cash flow, it was necessary to suspend most of its conventional steaming operations. Continued high natural gas prices in California, far in excess of HH, have persisted into 2001. As of this writing, the Company has not returned its conventional steam generation to operation.

  Cogeneration Steam Generation

     While higher natural gas prices also increased the Company's steam cost from its cogeneration facilities, it is not so dramatic as for conventional steam operations. The pricing of electricity under the Company's Standard Offer (SO) contracts is based primarily on natural gas costs, thus, as fuel costs rise so do the electrical revenues. Steam from the Company's cogeneration facilities is generally economic even at high natural gas prices.

     The much-publicized California electricity crisis, with California's two largest utilities (Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (Edison)) nearing bankruptcy, has negatively impacted Berry and its operations. Edison failed to pay Berry for November and December 2000 power deliveries, which were due in early January and February 2001, respectively. In addition, they have also failed to pay for January 2001 deliveries, which were due in early March. PG&E made full payment for November 2000 and only partial payments, of approximately 15%, for December 2000 and January 2001 deliveries.

     In response to non-payment and to preserve cash flow, the Company suspended operations at its 38 Mw and Placerita Unit II (21 Mw) cogeneration facilities effective February 1, 2001. The Company also suspended operations at its 18 Mw cogeneration facility on February 17, 2001. The Company has notified both utilities that they are in breach of the power purchase agreements and full payment is expected as soon as possible. The Company anticipates that its thermally-dependent oil production will begin to decline in the first quarter of 2001 due to this significant reduction of steam injection into its heavy oil reservoirs.


     The Company has physical access to gas pipelines, such as the Kern River/ El Paso and Southern California Gas Company systems, to transport its gas purchases required for steam generation. The Company has no long-term gas delivery contracts and none of the Company's cogeneration facilities are subject to any long-term gas transportation agreements. Historically, there has been sufficient capacity to deliver adequate quantities of natural gas to the Company's properties, however, it appears that, pipeline capacity into and within California is currently constrained and may be partially responsible for higher natural gas prices in California. The Company has no assurance currently that it can procure its future natural gas requirements at reasonable prices.

Electricity Generation

     The Company's three cogeneration facilities, when combined, have electricity production capacity of 98 Mw of electricity per hour. Each facility is centrally-located on an oil property such that the steam generated by the facility is capable of being delivered to the oil properties that require the steam for production purposes. With higher natural gas prices impacting its operations so significantly, the Company is pursuing other opportunities to secure additional long-term sources of low-cost steam.
The Company's investments in its cogeneration facilities have been for the express purpose of lowering the steam costs in its heavy oil operations and securing operating control of the respective steam generation. For these reasons, proceeds received from the sale of electricity have been reported as a reduction to operating costs - oil and gas production in prior years. However, with the significant increases in electricity and natural gas prices that have occurred over the last year, the significantly changed electrical situation in California, and with the Company pursuing various options to sell its electricity now that its power purchasers have breached the Company's contracts, the Company has modified its financial statement presentation to assist investors in understanding the electrical impact to the Company's business. The Company now reports its electricity proceeds and costs thereof separately. Proceeds from the sale of electricity are now reported as revenues in the Company's financial statements. Expenses of operating the cogeneration plants are analyzed monthly by field of operations. Any profits generated from cogeneration are considered profits from electricity generation. If the expenses exceed electricity revenues, the excess expenses are charged to oil and gas operating costs.

     During the fourth quarter of 2000, the Company experienced a significant increase in the cost of natural gas, which is used as fuel for its cogeneration plants and steam generators. To protect itself from a pending proposed decision by a CPUC board member which would have had the effect of de-linking the Company's natural gas cost from electricity sales under its standard offer contracts, the Company entered into several derivative contracts to hedge
4,500 Mmbtu/day of natural gas purchases for the three months ended March 31, 2001. During December 2000, the Company recorded operating costs of $.3 million related to the ineffective portion of these derivative instruments. Additionally, the Company recorded $.4 million (net of tax effect) in other comprehensive income related to unrecognized gains from these derivative instruments. See Notes 2 and 3 to the financial statements.

     The Company's immediate challenge is to locate a creditworthy buyer for its electricity and return its cogeneration facilities to operating status. The current market conditions surrounding electricity generation and sales are dominated by the legislative activity in Sacramento, California's capital. There remain major hurdles before California's electrical marketplace can return to some sort of normalcy. Berry is working vigorously with industry groups and state legislators in an effort to return its cogeneration facilities to profitable operating status as soon as possible.

     Management believes that it should be able to return its cogeneration facilities to full operational status by the summer of 2001, as electrical supply is expected to be in high demand and problems collecting payments for electricity sales will hopefully be resolved. However, with all of the current uncertainty and turmoil that exists in the California electrical marketplace, Management can provide no assurance as to the timing and nature of the resolution of the electrical crisis, including but not limited to the return of its cogeneration facilities to full operation or the collection of payments for electricity sales.

     The Company is pursuing various opportunities to expand its cogeneration capacity. The Company has a long-term need for additional substantial volumes of steam to maximize its oil production and desires to secure this steam through cogeneration.

Environmental and Other Regulations

     Berry Petroleum Company is committed to conducting its operations in a manner that protects the health and safety of employees, contractors, the public, and the quality of the environment in its operating areas. Berry Petroleum Company makes environmental, health and safety protection an integral part of all business activities, from the acquisition and management of its resources through the decommissioning and reclamation of its wells and facilities.

     Berry's operations are affected by federal, state, regional and local laws and regulations, including laws that govern, among other things, the issuance of permits in connection with drilling, production, electricity generation and equipment operation, allowable rates of production and land use restrictions. Also, the amounts and types of substances that may be released into the environment, the discharge and disposal of waste materials, the reclamation and abandonment of wells and facilities, the remediation of contaminated sites and other laws relating to the petroleum industry. Berry is further affected by changes in such laws and by constantly changing administrative regulations. Furthermore, these agencies may impose substantial liabilities if the Company fails to comply with such regulations or for any contamination resulting from the Company's operations.

     Berry has established policies and procedures that focus on preventing environmental impacts, and, when required, on timely remediation. The costs incurred to ensure compliance with environmental, health and safety laws and other regulations are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to these matters.

     Although environmental, health and safety requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect the Company any differently, or to any greater or lesser extent, than other companies in California and in the domestic oil and gas industry, as a whole. Berry believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company's operations or financial condition but there can be no assurances that changes in, or additions to, laws or regulations regarding the protection of the environment will not have such an impact in the future.

     Berry maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not aware of any environmental claims existing as of December 31, 2000 that would have a material impact upon the Company's financial position, results of operations, or liquidity.

Competition

     The oil and gas industry is highly competitive. As an independent producer, the Company does not own any refining or retail outlets and, therefore, it has little control over the price it receives for its crude oil. As such, higher costs, fees and taxes assessed at the producer level cannot necessarily be passed on to the Company's customers. In acquisition activities, significant competition exists as integrated and independent companies, individual producers and operators are active bidders for desirable oil and gas properties. Although many of these competitors have greater financial and other resources than the Company, Management believes that Berry is in a position to compete effectively due to its low cost structure, transaction flexibility, strong financial position, experience and determination.

Employees

     On December 31, 2000, the Company had 115 full-time employees, up from 108 employees at year-end 1999.



Oil and Gas Properties

     Development

     Midway-Sunset - Berry owns and operates working interests in 35 properties consisting of 3,985 acres located in the Midway-Sunset field. The Company estimates these properties account for approximately 74% of the Company's proved oil and gas reserves and approximately 74% of its current daily production. Of these properties, 18 are owned in fee. The wells produce from an average depth of approximately 1,200 feet, and rely on thermal EOR methods, primarily cyclic steaming.

     During 2000, the primary focus in this field was directed at the continued development of the Formax properties acquired in 1996 and the continued application of horizontal well technology in the Monarch sands. Of the 79 wells drilled in this field in 2000, 25 were drilled on the Formax properties, and 16 were horizontal wells. The Company's objectives using this developing technology are to improve ultimate recovery of original oil-in-place, reduce the development and operating costs of the properties and accelerate production. In 2001, the Company plans to drill an additional 21 development wells in this field, 9 of which will be horizontal.

     During 2000, three of the wells drilled were exploitation wells in the north end of the field to further evaluate the diatomite accumulation on top of the Fairfield anticline and several other targets. In 2001, one of the wells planned for drilling is a diatomite core well to further delineate this accumulation.


     Placerita - Following acquisition of this significant field early in 1999, the Company made significant progress in 2000 on delineation of the remaining potential. The property consists of six leases (three federal) and three fee properties (one of which we acquired in 2000) totaling approximately 750 acres. The Company estimates current proved reserves from Placerita account for approximately 21% of Berry's proved oil and gas reserves and approximately
21% of Berry's daily production. The average depth of these wells is 1800 feet and the properties rely extensively on thermal methods, primarily steam flooding.

     The Company drilled two wells in 2000, one of which was the first horizontal ever drilled in the field. For 2001, the Company plans to drill four wells to initiate phase one of our major development campaign at the north end of the field.

     Montalvo - Berry owns a 100% working interest in six leases, totaling 8,563 acres, in Ventura County, California comprising the Montalvo field.
The State of California is the lessor for two of the six leases. The Company estimates current proved reserves from Montalvo account for approximately 5% of Berry's proved oil and gas reserves and approximately 5% of Berry's daily production. The wells produce from an average depth of approximately
11,500 feet. No new wells were drilled in 2000 and at this time, the Company has no firm plans for drilling or redrilling at Montalvo in 2001.


     The following is a summary of capital expenditures incurred during 2000 and 1999 and projected capital expenditures for 2001. While the Board approved a 2001 budget of approximately $25 million in December 2000, the Company currently anticipates a much lower budget of approximately $11 million. This reduced budget is in direct response to extremely high natural gas prices in California and, more importantly, the contract breach and the ongoing non-payment by PG&E and Edison for power deliveries made in late 2000 and early 2001. As these conditions change, Berry will reevaluate its capital expenditure program.

                      CAPITAL EXPENDITURES SUMMARY
                             (in thousands)

                                         2001(1)      2000         1999
                                      (Projected)

South Midway-Sunset Field
  New wells                            $  3,800     $ 10,128     $  3,120
  Remedials/workovers                       900        1,373          607
  Facilities                              2,850        1,333        3,463
                                        -------      -------      -------
                                          7,550       12,834        7,190
                                        -------      -------      -------

Placerita
  New wells                               1,950        2,669          310
  Remedials/workovers                       250        1,001           69
  Facilities                                730        4,543          784
                                        -------      -------      -------
                                          2,930        8,213        1,163
                                        -------      -------      -------


North Midway-Sunset Field
  New wells                                 150        1,257          150
  Remedials/workovers                         0          212           25
  Facilities                                 75           76           18
                                        -------      -------      -------
                                            225        1,545          193
                                        -------      -------      -------

Montalvo
  Remedials/workovers                         0          420           16
  Facilities                                166        1,295           37
                                        -------      -------      -------
                                            166        1,715           53
                                        -------      -------      -------

Other                                         0          946          523
                                        -------      -------      -------

Totals                                 $ 10,871     $ 25,253     $  9,122
                                        =======      =======      =======




(1)	Budgeted capital expenditures may be adjusted for numerous reasons including, but not limited to, oil, natural gas and electricity price levels. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Exploration

     The Company did not participate in the drilling of any exploratory wells in 2000 or 1999 and has none budgeted for 2001. In recent years, the Company has concentrated on growth through development of existing assets and strategic acquisitions. The Company is pursuing an acquisition strategy which may include some exploration drilling in the future.


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

Oil and Gas Reserves

     The Company continued to engage DeGolyer and MacNaughton (D&M) to estimate the proved oil and gas reserves and the future net revenues to be derived from properties of the Company for the year ended December 31, 2000. D&M is an independent oil and gas consulting firm located in Dallas, Texas. In preparing their reports, D&M reviewed and examined geologic, economic, engineering and other data considered applicable to properly determine the reserves of the Company. They also examined the reasonableness of certain economic assumptions regarding forecasted operating and development costs and recovery rates in light of the economic environment on December 31, 2000.
For the Company's operated properties, these reserve estimates are filed annually with the U.S. Department of Energy. Refer to the Supplemental Information About Oil & Gas Producing Activities (Unaudited) for the
Company's oil and gas reserve disclosures.

Production

     The following table sets forth certain information regarding production for the years ended December 31, as indicated:

                                                2000        1999        1998
Net annual production:(1)
  Oil (Mbbls)                                  5,434       5,060       4,359
  Gas (Mmcf)                                     199         180         245
Total equivalent barrels(                      5,467       5,090       4,399
Average sales price:
  Oil (per bbl)                             $  21.70    $  13.08     $  9.02
  Gas (per mcf)                                 4.34        1.90        2.64
  Per BOE                                      21.72       13.07        9.05
Average operating cost - oil and gas
  production (per BOE)(3)                       8.56        5.64        4.15


(1) Net production represents that owned by Berry and produced to its interest, less royalty and other similar interests.
(2)  Equivalent oil and gas information is at a ratio of 6 thousand cubic feet
      (mcf) of natural gas to 1 barrel (bbl) of oil. A barrel of oil (bbl) is equivalent to 42 U.S. gallons.
(3) Includes monthly expenses in excess of monthly revenues from cogeneration operations (per BOE) of $0.89, $0.17 and $0.14 for 2000, 1999 and 1998,
      respectively.  See Note 2 to the financial statements.









Acreage and Wells

     At December 31, 2000, the Company's properties accounted for the following developed and undeveloped acres:


                                 Developed Acres            Undeveloped Acres
                                 Gross       Net            Gross         Net

California                       7,206      7,206           7,244        7,244
Other                              360         41               -            -
                                ------     ------          ------       ------
                                 7,566      7,247           7,244        7,244
                                ======     ======          ======       ======

     Gross acres represent acres in which Berry has a working interest; net acres represent Berry's aggregate working interests in the gross acres.

     Berry currently has 2,472 gross oil wells (2,468 net) and 4 gross gas wells (3.1 net). Gross wells represent the total number of wells in which Berry has a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by Berry. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity

     The following table sets forth certain information regarding Berry's drilling activities for the periods indicated:


                                 2000              1999             1998
                             Gross   Net       Gross   Net      Gross   Net
Exploratory wells drilled:
  Productive                   -      -          -      -         -      -
  Dry(1)                       -      -          -      -         -      -
Development wells drilled:
  Productive                  81     81         21     21        20     20
  Dry(1)                       -      -          -      -         1      1
Total wells drilled:
  Productive                  81     81         21     21        20     20
  Dry(1)                       -      -          -      -         1      1


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

     The oil and gas business can be hazardous, involving unforeseen circumstances such as blowouts or environmental damage. Although it is not insured against all risks, the Company maintains a comprehensive insurance program to address the hazards inherent in operating its oil and gas business.


Item 3.   Legal Proceedings

     While the Company is, from time to time, a party to certain lawsuits in the ordinary course of business, the Company does not believe any of such existing lawsuits will have a material adverse effect on the Company's operations, financial condition, or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Executive Officers

     Listed below are the names, ages (as of December 31, 2000) and positions of the executive officers of Berry and their business experience during at least the past five years. All officers of the Company are appointed in May of each year at an organizational meeting of the Board of Directors. There are no family relationships between any executive officer and members of the Board of Directors.

     JERRY V. HOFFMAN, 51, Chairman of the Board, President and Chief Executive Officer. Mr. Hoffman has been President and Chief Executive Officer since
May 1994 and President and Chief Operating Officer from March 1992 until
May 1994. Mr. Hoffman was added to the Board of Directors in March 1992 and named Chairman in March 1997. Mr. Hoffman held the Senior Vice President and Chief Financial Officer positions from January 1988 until March 1992.

     RALPH J. GOEHRING, 44, Senior Vice President and Chief Financial Officer. Mr. Goehring has been Senior Vice President since April 1997, Chief Financial Officer since March 1992 and was Manager of Taxation from September 1987 until March 1992. Mr. Goehring is also an Assistant Secretary for the Company.

     MICHAEL R. STARZER, 39, has been Vice President of Corporate Development since March 1996 and was Manager of Corporate Development from April 1995 to March 1996. Mr. Starzer, a registered petroleum engineer, was with Unocal from August 1983 to May 1991 and from August 1993 to April 1995. Mr. Starzer was an engineering consultant and worked with the California State Lands Commission from May 1991 to August 1993.

     BRIAN L. REHKOPF, 53, has been Vice President of Engineering since March 2000 and was Manager of Engineering from September 1997 to March 2000.
Mr. Rehkopf, a registered petroleum engineer, joined the Company's engineering department in June 1997 and was previously a Vice President and Asset Manager with ARCO Western Energy, a subsidiary of Atlantic Richfield Corp. (ARCO) since 1992 and an Operations Engineering Supervisor with ARCO from 1988 to 1992. Mr. Rehkopf is also an Assistant Secretary for the Company.

     GEORGE T. CRAWFORD, 40, has been Vice President of Production since December 2000 and was Manager of Production, from January 1999 to
December 2000. Mr. Crawford, a petroleum engineer, was previously the Production Engineering Supervisor for ARCO Western Energy. Mr. Crawford was employed by ARCO from 1989 to 1998 in numerous engineering and operational assignments including Production Engineering Supervisor, Planning and Evaluation Consultant and Operations Superintendent.

     DONALD A. DALE, 54, has been Controller since December 1985.

     KENNETH A. OLSON, 45, has been Corporate Secretary since December 1985 and Treasurer since August 1988.



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

     Berry's Class A Common Stock is listed on the New York Stock Exchange under the symbol "BRY". The Class B Stock is not publicly traded. The market data and dividends for 2000 and 1999 are shown below:


                                2000                            1999
                    Price Range      Dividends        Price Range     Dividends
                   High	     Low     per Share     High      Low      per Share
First Quarter   $ 17 7/8  $ 14 1/16    $ .10    $ 14 1/8   $  8 11/16   $ .10
Second Quarter    17 5/16   14 5/8       .10      14 5/8     11 1/8       .10
Third Quarter     19 7/8    16 1/2       .10      14 11/16   13 1/8       .10
Fourth Quarter    18 3/16   11 5/8       .10      15 7/16    12 1/4       .10

     The closing price per share of Berry's Common Stock, as reported on the New York Stock Exchange Composite Transaction Reporting System for
February 16, 2001, December 31, 2000 and December 31, 1999 was $13.90,
$13 3/8 and $15 1/8, respectively.

     The number of holders of record of the Company's Common Stock was 745 (and approximately 3,600 street name shareholders) as of February 16, 2001. There was one Class B Stockholder of record as of February 16, 2001.

     The Company paid cash dividends for many years prior to the roll-up on December 16, 1985 of the various Berry companies into Berry Petroleum Company. Since Berry's formation, the Company has paid dividends on its Common
Stock for eight consecutive semi-annual periods through September 1989 and for 45 consecutive quarters through December 31, 2000. The Company intends to continue the payment of dividends, although future dividend payments will depend upon the Company's level of earnings, operating cash flow, capital commitments, financial covenants and other relevant factors.

     At December 31, 2000, dividends declared on 4,000,894 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B group, for as long as this remaining member shall live.


Item 6.  Selected Financial Data

     The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in Item 8, "Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 2000 were derived from the audited financial statements and the accompanying notes to those financial statements
(in thousands, except per share, per BOE and % data):

                                      2000        1999        1998        1997        1996
Statement of Operations Data:
 Sales of oil and gas              $ 118,801   $  66,615   $  39,858   $  67,172   $  55,264
 Sales of electricity                 52,765      33,731      15,680      17,190      11,552
 Operating costs - oil and gas
   production                         46,789      28,697      18,272      22,589      18,203
 Operating costs - electricity
   generation                         48,614      27,062      15,236      17,008      10,936
 General and administrative
   expenses(G&A)                       7,754       6,269       3,975       5,907       4,820
 Depreciation, depletion
   & amortization (DD&A)              14,030      12,294      10,080      10,138       7,323
 Net income                           37,183      18,006       3,879      19,260      17,546
 Basic net income per share             1.69         .82         .18         .88         .80
 Weighted average number of
   shares outstanding                 22,029      22,010      22,007      21,976      21,939
Balance Sheet Data:
 Working capital                   $  (1,154)  $   8,435   $   9,081   $  11,499   $   7,850
 Total assets                        238,359     207,649     173,804     177,724     176,403
 Long-term debt                       25,000      52,000      30,000      32,000      36,000
 Shareholders' equity                145,224     116,213     106,924     111,871     101,009
 Cash dividends per share                .40         .40         .40         .40         .40
Operating Data:
 Cash flow from operations            65,934      24,809      19,924      31,401      29,182
 Capital expenditures
   (excluding acquisitions)           25,253       9,122       6,981      18,597       9,333
  Property/facility
    acquisitions                       3,182      33,605       2,991           -      75,613
Oil and gas producing
  operations(per BOE):
  Average sales price              $   21.72   $   13.07   $    9.05   $   14.71   $   15.36
  Average operating costs(1)            8.56        5.64        4.15        4.96        5.09
  G&A                                   1.42        1.23         .90        1.30        1.35
  Cash flow                            11.74        6.20        4.00        8.45        8.92
  DD&A                                  2.57        2.42        2.29        2.23        2.05
  Operating income                 $    9.17   $    3.78    $   1.71   $    6.22   $    6.87

Production (BOE)                       5,467       5,090       4,399       4,550       3,573
Production (Mw)                          764         728         448         446         412
Proved Reserves Information:
 Total BOE                           107,361     112,541      92,609     101,043     102,116
 Present value (PV10) of
   estimated future cash flow
   before income taxes             $ 721,770   $ 714,555   $ 113,811   $ 376,459   $ 634,579
 Year-end average BOE price for
   PV10 purposes                      20.63       19.41        7.05       12.19       18.37
Other:
 Return on average shareholders'
   equity                             28.5%       16.5%        3.5%       18.1%       18.2%
 Return on average total assets       16.8%        9.0%        2.2%       10.9%       13.3%
 Total debt/total debt plus equity    14.7%       30.9%       21.9%       22.2%       29.8%
 Year-end stock price              $  13 3/8   $  15 1/8   $ 14 3/16   $ 17 7/16   $  14 3/8
 Year-end market capitalization    $ 294,699   $ 332,920   $ 312,247   $ 383,510   $ 315,471

(1)Including monthly expenses in
    excess of monthly revenues
    from cogeneration operations   $   0.89    $   0.17    $   0.14    $   0.48    $   0.23

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

     The following discussion provides information on the results of operations for each of the three years ended December 31, 2000, 1999 and 1998 and the financial condition, liquidity and capital resources as of December 31, 2000 and 1999. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

     The profitability of the Company's operations in any particular accounting period will be directly related to the average realized prices of oil, gas and electricity sold, the type and volume of oil and gas produced and electricity generated and the results of acquisition, development, exploitation and exploration activities. The average realized prices for oil, natural gas and electricity will fluctuate from one period to another due to regional market conditions and other factors, while oil prices will also be strongly influenced by world supply and demand. The aggregate amount of oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. The cost of natural gas used in the Company's steaming operations and electrical generation, production rates, labor, maintenance expenses and production taxes are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing principal factors, among others.

                          Results of Operations

     Net income for the year 2000 was $37.2 million, up 107% and 854%, respectively, from $18 million in 1999 and $3.9 million in 1998. Net income rose 22% to $9.9 million in the fourth quarter of 2000 from $8.1 million in the fourth quarter of 1999. Results for the year 2000 represented the highest net income, cash flow and production ever achieved by the Company in any fiscal year and the fourth quarter was the sixth quarter in a row of increasing net income. Record net income for the year and the fourth quarter were primarily related to record production volumes sold at historically high oil prices.

     The following table presents certain operating data for the years ended December 31, 2000, 1999 and 1998:

                                                 2000        1999        1998
Net production - BOE/D                          14,937      13,946      12,053
Per BOE:
 Average sales price                           $ 21.72     $ 13.07     $  9.05
  Operating costs(1)                              8.13        5.12        3.56
  Production taxes                                 .43         .52         .59
    Total operating costs                         8.56        5.64        4.15
  DD&A                                            2.57        2.42        2.29
  G&A                                             1.42        1.23         .90
  Interest expense                                 .58         .78         .44

(1)Including monthly expenses in excess of monthly revenues from cogeneration operations of $0.89, $0.17 and $0.14 in 2000, 1999 and 1998, respectively.

BOE/D - Barrels of oil equivalent per day


     Operating income from oil and gas producing operations of $58.3 million was up $32.4 million, or 125%, from $25.9 million in 1999 and up $46.5 million, or 394% from $11.8 million in 1998. The improvement in 2000 compared with both 1999 and 1998 was due to higher oil prices and higher production, partially offset by higher operating costs. The average price received per BOE in 2000 was $21.72, dramatically higher than $13.07 in 1999 and the historical low of $9.05 in 1998 and represented the highest average price ever for the Company's hydrocarbon production. These prices are net of hedging costs of $1.31 and $.51 per BOE for 2000 and 1999, respectively, and include the profit from hedging of $.48 for 1998. These three years dramatically demonstrate the high degree of price volatility for the Company's crude oil.


     The second factor which increased the Company's operating income for the year was the increase in production volumes achieved by the Company. The Company achieved production on a BOE/D basis for 2000 of 14,937, up from 13,946 in 1999 and 12,053 in 1998. On a percentage basis, these results were a 7% and 24% increase over 1999 and 1998 levels, respectively. The Company's purchase of the Placerita properties in February 1999, which currently produce approximately 3,500 BOE/D, and total Company development costs of over $34 million in 1999 and 2000 were the primary contributing factors to the production increases over 1998 levels.

     Operating costs per barrel in 2000 were $8.56, up from $5.64 for 1999 and $4.15 in 1998. The largest factors in the increase in 2000 compared to 1999 was a substantial increase in the price of natural gas used to fire the Company's cogeneration facilities and conventional steam generators, the cost of running conventional generators close to capacity, the added cost of operating the Company's marginal producers and certain environmental costs, 3D seismic costs and general cost increases in contractor services. Gas prices/Mmbtu averaged $4.89 in 2000, up 80% and 115% from $2.71 in 1999 and $2.27 in 1998, respectively. Effective December 1, 2000, average gas costs for the Company reached $14.14 per Mmbtu. The price of natural gas at the SoCal border broke out of its long-term historical linkage of approximating the NYMEX Henry Hub (HH) price. In December, the SoCal border price exceeded the HH price by approximately $7.30/Mmbtu, and has continued to average over $5.00/Mmbtu above HH. This phenomena is having significant negative impacts on heavy oil production in California and has significantly contributed to escalating electricity prices in the Western United States.
Due to these unprecedented, extraordinarily high natural gas prices, the Company has curtailed most of its conventional steam generation. High natural gas prices have continued into the first quarter of 2001 and have rendered conventional steam generation uneconomic even at the current strong oil prices. The Company intends to resume operation of these steam generators as soon as it is economic to do so.

     The Company's cogeneration facilities operated close to 100% of the time, not covered by scheduled outages, for all of 2000. The Company's cogeneration facilities sell power under standard offer contracts which link electricity payments to the price of natural gas at the SoCal border. Thus, the economics of producing steam via cogeneration facilities under these contracts is superior to conventional steam generation. The much publicized California electricity crisis, with California's two largest utilities (PG&E and Edison) nearing bankruptcy, has negatively impacted Berry and its operations. Edison failed to pay Berry for November and December 2000 power deliveries, which were due in early January and February 2001, respectively. In addition, they also failed to pay for January 2001 deliveries which were due in early March. PG&E made full payments for November 2000 and only partial payments, of approximately 15%, for December 2000 and January 2001 deliveries. Effective February 1, 2001, Management determined that it was not in the Company's best interest to operate its 38 Mw facility at its South Midway-Sunset field nor one of its 21 Mw units at Placerita. In addition, effective February 17, 2001, the Company's 18 Mw facility, also located at its South Midway-Sunset field was also shut down.

     While the Company's future thermal oil production will suffer as a result of the significant withdrawal of steam from the oil reservoir, the Company will not allow its strong financial condition to materially deteriorate while waiting for a political solution to California's much publicized electricity crisis. The Company is vigorously pursuing every opportunity to restart its cogeneration facilities and sell its power to a creditworthy purchaser.

     The Company implemented a record capital budget in the year 2000 of $25.3 million. Of this total, $24.3 million was spent on well development and facility enhancements. During 2000, 81 new wells were drilled, including 17 horizontal wells and 76 workovers were completed on existing wells. As was discussed above, these expenditures were instrumental in improving production to over 17,000 barrels per day at year-end 2000 and should result in increasing the ultimate recovery of oil from the Company's properties.

     Depreciation, depletion and amortization (DD&A) on a per barrel basis increased to $2.57, up from $2.42 in 1999 and $2.29 in 1998. The increase from prior years, which is calculated on a units of production basis, was primarily due to production acceleration achieved through increased steaming and development activity and the higher capital program. The Company believes that its DD&A rate per barrel for 2001 will be similar or slightly higher than its 2000 rate.

                               General

     General and administrative (G&A) expenses in 2000 were $7.8 million, up 24% and 95% from $6.3 million in 1999 and $4 million in 1998. On a per barrel basis, these results equate to $1.42 in 2000, up from $1.23 in 1999 and $.90 in 1998. The primary reasons for the increase were higher salaries, the hiring of additional employees and higher legal fees, the majority of which related to a lawsuit that was settled in the first quarter of 2000 and which arose from a company that Berry purchased in 1988. In 1998, the Company reduced salaries, staff and numerous other costs to preserve cash flow in the low oil price environment. These measures resulted in very low, but unsustainable G&A costs on a per barrel basis.

     Interest expense fell to $3.2 million in 2000 from $4.0 million in 1999, but remained higher than the $1.9 million experienced in 1998. Berry acquired certain properties in the Placerita field in Los Angeles County, California in January of 1999. The financing of those properties resulted in higher interest costs in 1999. The Company aggressively reduced its total debt from $52 million at December 31, 1999 to just $25 million at December 31, 2000. This reduction, partially offset by higher interest rates, resulted in the reduced interest expense experienced in 2000 compared with 1999 results. In early 2001, the Company increased its borrowing to $70 million to ensure liquidity during this period of nonpayment for electricity deliveries by utilities and higher natural gas prices, to pay an annual price-based royalty on one of its properties and for other general purposes.

     Even though the Company's pre-tax net income was up sharply in 2000 versus 1999 and 1998, the Company invested heavily in the development of its thermally enhanced oil recovery (EOR) projects, both through capital expenditures and increased steam injection volumes, thus, the Company earned significant EOR tax credits. This is the third consecutive year that the Company has achieved an effective tax rate below 30%, versus the statutory rate of 40%. The Company believes it will continue to earn significant EOR tax credits in the future and have an effective tax rate well below 40%.

            Financial Condition, Liquidity and Capital Resources

     During 2000, the Company aggressively reduced its long-term debt by $27 million. As a result, working capital at December 31, 2000 was negative $1.2 million, down from positive $8.4 million in 1999 and $9.1 million in 1998.
Net cash provided by operations was $65.9 million, a Company record and 166% and 231% higher than $24.8 million in 1999 and $19.9 million in 1998. The Company employed these resources to fund its $25.3 million capital program, reduce debt by $27 million, pay dividends of $8.8 million and make a $3 million acquisition.

     Crude oil prices remain very attractive and, while the Company has identified significant development opportunities, the Company intends to postpone the majority of those projects until the Company can restart its cogeneration facilities and inject that steam into the oil reservoirs. The 2001 budget focuses on further development of the Company's core properties and development of certain underdeveloped portions of its Placerita area properties. The Company has reduced its 2001 budget from its original $25 million to a current level of $11 million, which includes only essential projects and profitable projects based upon current economic conditions.
The Company is pursuing adding additional cogeneration facilities to fully develop its properties and replace its conventional steam generation sources. As a generator of electricity, the Company is directly affected by the well-publicized California electrical crisis. As of March 7, 2001, the Company is owed a total of $25 million for electricity sales to Edison and PG&E from November 2000 through February 2001. Management anticipates that these amounts due will be paid in their entirety, however, the timing of the payments is uncertain at this time. In addition, if the Company is unable to collect a significant portion of these receivables, the write-off of such portion may have an adverse effect on the financial position or results of operations of the Company.


                           Impact of Inflation

     The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.


                     Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The adoption of SFAS 133 in the fourth quarter of 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements
(SAB 101). SAB 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB 101 in 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

     In March 2000, the FASB, issued FASB Interpretation No. 44, (FIN 44), Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of
APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant impact on the Company's financial position, results of operations or cash flows.

                        Forward Looking Statements

"Safe harbor under the Private Securities Litigation Reform Act of 1995":
With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil, gas and electricity, SoCal border pricing for natural gas, pipeline capacity for natural gas to and within California, the non-existence of a liquid marketplace for electricity purchases and sales within California, competition, environmental risks, litigation uncertainties, drilling, development and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, the availability of drilling rigs and other support services, legislative, California Public Utilities Commission, Federal Energy Regulatory Commission, and/or judicial decisions and other government regulations.






Item 8.  Financial Statements and Supplementary Data


                         BERRY PETROLEUM COMPANY
                    Index to Financial Statements and
                           Supplementary Data

                                                                    Page

Report of PricewaterhouseCoopers LLP, Independent Accountants        21

Balance Sheets at December 31, 2000 and 1999                         22

Statements of Operations for the
  Years Ended December 31, 2000, 1999 and 1998                       23

Statements of Comprehensive Income for the
  Years Ended December 31, 2000, 1999 and 1998                       23

Statements of Shareholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998                       24

Statements of Cash Flows for the
  Years Ended December 31, 2000, 1999 and 1998                       25

Notes to the Financial Statements                                    26

Supplemental Information About Oil & Gas Producing Activities        38

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.


                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Berry Petroleum Company

In our opinion, the accompanying balance sheets and the related statements of operations and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Berry Petroleum Company (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

March 9, 2001
Los Angeles, California


                         BERRY PETROLEUM COMPANY
                              Balance Sheets
                        December 31, 2000 and 1999
                 (In Thousands, Except Share Information)


                                                       2000            1999
                 ASSETS
Current assets:
 Cash and cash equivalents                         $    2,731       $     980
 Short-term investments available for sale                582             596
 Accounts receivable                                   26,420          15,303
 Prepaid expenses and other                             5,190           2,080
                                                     --------        --------
      Total current assets                             34,923          18,959

Oil and gas properties (successful efforts basis),
  buildings and equipment, net                        201,643         186,519
Other assets                                            1,793           2,171
                                                     --------        --------
                                                   $  238,359       $ 207,649
                                                     ========        ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $   28,678       $   7,203
 Accrued liabilities                                    2,288           1,999
 Federal and state income taxes payable                 5,110           1,322
                                                     --------        --------
      Total current liabilities                        36,076          10,524

Long-term debt                                         25,000          52,000

Deferred income taxes                                  32,059          28,912

Commitments and contingencies (Note 9)                      -               -

Shareholders' equity:
 Preferred stock, $.01 par value, 2,000,000
  shares authorized; no shares outstanding                  -               -
 Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
    authorized; 21,134,667 shares issued and
    outstanding (21,112,334 in 1999)                      211             211
   Class B Stock, 1,500,000 shares authorized;
     898,892 shares issued and outstanding
     (liquidation preference of $899)                       9               9
 Capital in excess of par value                        53,686          53,487
 Accumulated other comprehensive income                   441               -
 Retained earnings                                     90,877          62,506
                                                     --------        --------
       Total shareholders' equity                     145,224         116,213
                                                     --------        --------
                                                   $  238,359      $  207,649
                                                     ========        ========

  The accompanying notes are an integral part of these financial statements.


                         BERRY PETROLEUM COMPANY
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998
                   (In Thousands, Except Per Share Data)


                                               2000        1999        1998
Revenues:
 Sales of oil and gas                      $  118,801  $   66,615  $   39,858
 Sales of electricity                          52,765      33,731      15,680
 Interest and dividend income                     447         674         805
 Other income (expense), net                       36         186        (764)
                                             --------    --------    --------
                                              172,049     101,206      55,579
                                             --------    --------    --------

Expenses:
 Operating costs - oil and gas production      46,789      28,697      18,272
 Operating costs - electricity generation      48,614      27,062      15,236
 Depreciation, depletion & amortization        14,030      12,294      10,080
 General and administrative                     7,754       6,269       3,975
 Interest expense                               3,186       3,973       1,939
 Impairment of properties                           -           -       1,827
                                             --------    --------    --------
                                              120,373      78,295      51,329
                                             --------    --------    --------

Income before income taxes                     51,676      22,911       4,250
Provision for income taxes                     14,493       4,905         371
                                             --------    --------    --------

Net income                                 $   37,183  $   18,006  $    3,879
                                             ========    ========    ========

Basic net income per share                 $     1.69  $      .82  $      .18
                                             ========    ========    ========
Diluted net income per share               $     1.67  $      .82  $      .18
                                             ========    ========    ========

Weighted average number of shares of
  capital stock outstanding (used to
  calculate basic net income per share)        22,029      22,010      22,007

Effect of dilutive securities:
 Employee stock options                           185          32          25
 Other                                             26           7           5
                                             --------    --------    --------
Weighted average number of shares
 of capital stock used to calculate
 diluted net income per share                  22,240      22,049      22,037
                                             ========    ========    ========


                     Statements of Comprehensive Income
                Years Ended December 31, 2000, 1999 and 1998
                             (In Thousands)


                                              2000         1999        1998

Net income                                $   37,183    $  18,006   $   3,879
Unrealized gains on derivatives                  441            -           -
                                            --------     --------    --------
 Other comprehensive income               $   37,624    $  18,006   $   3,879
                                            ========     ========    ========

  The accompanying notes are an integral part of these financial statements.


                         BERRY PETROLEUM COMPANY
                    Statements of Shareholders' Equity
               Years Ended December 31, 2000, 1999 and 1998
                  (In Thousands, Except Per Share Data)

                                                                       Accumulated
                                                Capital in                 Other
                                                 Excess of    Retained Comprehensive  Shareholders
                              Class A   Class B  Par Value    Earnings     Income        Equity
Balances at January 1, 1998   $  211    $    9  $  53,422  $  58,229     $     -      $ 111,871

Stock options exercised            -         -        (58)         -           -            (58)
Deferred director fees -
  stock compensation               -         -         36          -           -             36
Cash dividends declared -
  $.40 per share                   -         -          -     (8,804)          -         (8,804)
Net income                         -         -          -      3,879           -          3,879
                               -----     -----    -------    -------      ------       --------
Balances at December 31, 1998    211         9     53,400     53,304           -        106,924

Stock options exercised            -         -          2          -           -              2
Deferred director fees - stock
 compensation                      -         -         85          -           -             85
Cash dividends declared -
  $.40 per share                   -         -          -     (8,804)          -         (8,804)
Net income                         -         -          -     18,006           -         18,006
                               -----     -----    -------    -------      ------       --------
Balances at December 31, 1999    211         9     53,487     62,506           -        116,213

Stock options exercised            -         -         90          -           -             90
Deferred director fees - stock
 compensation                      -         -        109          -           -            109
Cash dividends declared -
  $.40 per share                   -         -          -     (8,812)          -         (8,812)
Unrealized gains on derivatives    -         -          -          -         441            441
Net income                         -         -          -     37,183           -         37,183
                               -----     -----    -------    -------      ------       --------
Balances at December 31, 2000 $  211    $    9   $ 53,686  $  90,877     $   441      $ 145,224
                               =====     =====    =======    =======      ======       ========

  The accompanying notes are an integral part of these financial statements.


                          BERRY PETROLEUM COMPANY
                          Statements of Cash Flows
                 Years Ended December 31, 2000, 1999 and 1998
                              (In Thousands)

                                              2000         1999         1998
Cash flows from operating activities:

 Net income                                $  37,183    $  18,006    $   3,879
 Depreciation, depletion and amortization     14,030       12,294       10,080
 Impairment of properties                          -            -        1,827
 Increase in deferred income tax liability     3,147          263        2,740
 Other, net                                      249         (208)        (315)
                                             -------      -------      -------
Net working capital provided by
  operating activities                        54,609       30,355       18,211

 Decrease (increase) in current assets
  other than cash, cash equivalents and
  short-term investments                     (14,227)      (7,839)       1,425
 Increase in current liabilities other
  than notes payable                          25,552        2,293          288
                                             -------      -------      -------
Net cash provided by operating activities     65,934       24,809       19,924
                                             -------      -------      -------
Cash flows from investing activities:
 Capital expenditures, excluding
  property acquisitions                      (25,253)      (9,122)      (6,981)
 Property/facility acquisitions               (3,182)     (33,605)      (2,991)
 Proceeds from sale of assets                     49           21          350
 Purchase of short-term investments             (584)        (611)           -
 Maturities of short-term investments            600          725            8
 Contract purchases                                -       (1,028)        (240)
                                             -------      -------      -------
Net cash used in investing activities        (28,370)     (43,620)      (9,854)
                                             -------      -------      -------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt      1,000       35,000            -
 Payment of long-term debt                   (28,000)     (13,000)      (2,000)
 Dividends paid                               (8,812)      (8,804)      (8,804)
 Other, net                                       (1)        (463)          36
                                             -------      -------      -------
Net cash provided by (used in)
 financing activities                        (35,813)      12,733      (10,768)
                                             -------      -------      -------

Net increase (decrease) in cash
 and cash equivalents                          1,751       (6,078)        (698)
Cash and cash equivalents at
 beginning of year                               980        7,058        7,756
                                             -------      -------      -------
Cash and cash equivalents at end of year    $  2,731      $   980     $  7,058
                                             =======      =======      =======

Supplemental disclosures of cash
  flow information:
 Interest paid                              $  2,999      $ 4,546     $  1,924
                                             =======      =======      =======
 Income taxes paid                          $  9,712      $ 4,079     $    270
                                             =======      =======      =======


  The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                      Notes to the Financial Statements

1.  General

     The Company is an independent energy company engaged in the production, development, acquisition, exploitation and exploration of crude oil and natural gas. Substantially all of the Company's oil and gas reserves are located in California. Approximately 99% of the Company's production is heavy crude oil, which is principally sold to other oil companies for processing in refineries located in California. The Company has invested in cogeneration facilities which provides steam required for the extraction of heavy oil and which generates electricity for sale.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Depletion of oil and gas producing properties is computed using the units-of-production method. Depreciation of lease and well equipment, including cogeneration facilities and other steam generation equipment and facilities, is computed using the units-of-production method or on a straight-line basis over estimated useful lives ranging from 10 to 20 years. The estimated costs, net of salvage value, of plugging and abandoning oil and gas wells and related facilities are accrued using the units-of-production method and are taken into account in determining DD&A expense. Buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives ranging from 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Assets are grouped at the field level and if it is determined that the book value of long-lived assets cannot be recovered by estimated future undiscounted cash flows, they are written down to fair value. When assets are sold, the applicable costs and accumulated depreciation and depletion are removed from the accounts and any gain or loss is included in income. Expenditures for maintenance and repairs are expensed as incurred.



                         BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

2. Summary of Significant Accounting Policies (cont'd)

Hedging

     From time to time, the Company utilizes options, swaps and collars (derivative instruments) to manage its commodity price risk. On October 1, 2000 , the Company adopted Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities"
(SFAS 133) which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, or in the case of options based on the change in intrinsic value. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss, such as time value for option contracts, is recognized immediately as operating costs in the statement of operations.

     Upon adoption, the Company determined that it had contracts related to the long-term sale of crude oil and electricity that met the definition of a derivative under SFAS 133. However, these derivative instruments are considered normal sales under provisions of SFAS 133 and are, therefore, specifically exempt from the accounting and disclosures detailed above. At December 31, 2000, all of the Company's SFAS 133 derivative instruments were either exempt from the standard or designated as cash flow hedges and no amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was determined that the original forecasted transaction was no longer probable. See Note 3 - Fair Value of Financial Instruments.

Cogeneration Operations

     The Company operates cogeneration facilities to help minimize the cost of producing steam, which is a necessity in its thermal oil and gas producing operations. Such cogeneration operations produce electricity as a by-product from the production of steam. In prior years, amounts billed for the sale of electricity were reported as a reduction to operating costs in the Company's financial statements. In 2000, the Company modified its financial statement presentation. These amounts are now reported as revenues from the sale of electricity. The Company has considered allocating the cost of operating the cogeneration plants between those costs incurred in producing steam and those in producing electricity, but determined any such allocation to be arbitrary and not meaningful to financial statement presentation. Therefore, in each monthly accounting period, the cost of operating the cogeneration facilities in each field of operation, up to the amount of the electricity sales, is considered operating costs from electricity generation. Costs in excess of electricity revenue during each period, if any, are considered cost of producing steam and are reported in operating costs - oil and gas production.

Conventional Steam Costs

     The costs of producing conventional steam are included in operating costs - oil and gas production.

Revenue Recognition

     Revenues associated with sales of crude oil, natural gas, and electricity are recorded when title passes to the customer, net of royalties, discounts and allowances, as applicable. Revenues from crude oil and natural gas production from properties in which the Company has an interest with other producers are recognized on the basis of the Company's net working interest (entitlement method).

                         BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

2. Summary of Significant Accounting Policies (cont'd)

Stock-Based Compensation

     As allowed in SFAS 123, "Accounting for Stock-Based Compensation", the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements of SFAS 123 and further information related to the Company's stock option plans are presented in Note 10 to the Company's financial statements.

Income Taxes

     Income taxes are provided based on the liability method of accounting.
The provision for income taxes is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting, and principally relate to differences in the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Net Income Per Share

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

Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The adoption of SFAS 133 in the fourth quarter of 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB 101 in 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

     In March 2000, the FASB, issued FASB Interpretation No. 44, (FIN 44), Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of
APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant impact on the Company's financial position, results of operations or cash flows.



                          BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

Summary of Significant Accounting Policies (cont'd)

Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

3.  Fair Value of Financial Instruments

     The carrying amounts of cash and short-term investments are not materially different from their fair values because of the short maturity of those instruments. Cash equivalents consist principally of commercial paper investments. Cash equivalents of $2.3 million and $.2 million at December 31, 2000 and 1999, respectively, are stated at cost, which approximates market.

     The Company's short-term investments available for sale at December 31, 2000 and 1999 consist of a United States treasury note that matures in less than one year. The carrying value of the Company's long-term debt is assumed to approximate its fair value since it is carried at current interest rates. For the three years ended December 31, 2000, realized and unrealized gains and losses were insignificant to the financial statements. A United States treasury note with a market value of $.6 million is pledged as collateral to the California State Lands Commission as a performance bond on the Company's Montalvo properties.

     To protect the Company's revenues from potential price declines, the Company entered into bracketed zero cost collar hedge contracts with California refiners covering 3,000 BPD to 6,500 BPD of its crude oil production during 1998, 1999 and 2000. The posted price of the Company's 13 degree API gravity crude oil was used as the basis for the hedge. The most recent contracts expired on December 31, 2000. Gains and losses from these cash flow hedges are reported in revenues from oil and gas producing operations in the Company's financial statements. The Company recorded losses of $7.1 million and $2.6 million in 2000 and 1999, respectively, and a gain of $2.2 million during 1998. At the present time, the Company has no plans to enter into similar contracts, but may do so in the future if deemed appropriate as market conditions change.

     In December 2000, the Company entered into a series of derivative contracts to reduce exposure to unfavorable changes in natural gas prices. These contracts limit the price the Company pays for 4,500 Mmbtu/day of natural gas used by its cogeneration facilities for the three month period ending March 31, 2001. During December 2000, the Company recorded an expense of $.3 million related to the ineffective portion of these derivative instruments and, at the end of the year, recorded $.4 million in other comprehensive income, after-tax, related to unrealized gains on derivatives.


                          BERRY PETROLEUM COMPANY
                      Notes to the Financial Statements

4.  Concentration of Credit Risks

     The Company sells oil, gas and natural gas liquids to pipelines, refineries and major oil companies and electricity to major utility companies. Credit is extended based on an evaluation of the customer's financial condition and historical payment record. For the three years ended
December 31, 2000, the Company has experienced no credit losses on the sale of oil, gas, natural gas liquids, electricity or derivatives instruments. However, the Company has not been fully paid for certain electricity sales that occurred in late 2000, see Note 9.

     The Company places its temporary cash investments with high quality financial institutions and limits the amount of credit exposure to any one financial institution. For the three years ended December 31, 2000, the Company has not incurred losses related to these investments.

     The following summarizes the accounts receivable balances at December 31, 2000 and 1999 and sales activity with significant customers for each of the years ended December 31, 2000, 1999 and 1998 (in thousands):




                                                             Sales
                Accounts Receivable             For the Year Ended December 31,
Customer   Dec. 31, 2000    Dec. 31, 1999           2000      1999      1998
Oil & Gas
  Sales:
    A       $  9,699           $  3,975          $  87,613 $  30,289 $  12,409
    B          1,246              1,312             18,000     6,262     2,187
    C              -              1,627             13,080    11,467     7,281
    D             24              2,040             12,390    15,064     6,282
    E            391                406              5,499     7,890    10,785
              ------             ------            -------   -------   -------
            $ 11,360           $  9,360          $ 136,582 $  70,972 $  38,944
              ======             ======            =======   =======   =======

Electricity Sales:
    F       $  8,660           $  3,141          $  26,769 $  15,603 $  15,624
    G          5,625              2,034             23,124    16,013         -
              ------             ------            -------   -------   -------
            $ 14,285           $  5,175          $  49,893 $  31,616 $  15,624
              ======             ======            =======   =======   =======



                          BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

5.  Oil and Gas Properties, Buildings and Equipment

     Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):


                                                       2000             1999
Oil and gas:
 Proved properties:
   Producing properties, including
    intangible drilling costs                      $  160,484       $  146,616
  Lease and well equipment                            138,007          123,026
                                                     --------         --------
                                                      298,491          269,642
 Less accumulated depreciation,
  depletion and amortization                           98,925           85,319
                                                     --------         --------
                                                      199,566          184,323
                                                     --------         --------
Commercial and other:
 Land                                                     173              170
 Buildings and improvements                             4,086            4,072
 Machinery and equipment                                4,553            4,211
                                                     --------         --------
                                                        8,812            8,453
 Less accumulated depreciation                          6,735            6,257
                                                     --------         --------
                                                        2,077            2,196
                                                     --------         --------
                                                   $  201,643       $  186,519
                                                     ========         ========


The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed (in thousands):


                                       2000            1999             1998

Acquisition of properties/
 facilities(1)                      $   3,204       $  34,167        $   2,991
Development                            26,145           9,195            6,896
                                     --------        --------         --------
                                    $  29,349       $  43,362        $   9,887
                                     ========         ========         ========

(1) Includes cogeneration facility costs and certain closing and consultant costs related to the acquisitions, but excluding electricity contract costs.


      In 2000, the Company purchased the Castruccio property at the Placerita field for approximately $3 million, and the property has approximately
1.5 million barrels of proved reserves at year-end. In 1999, the Company completed the Placerita acquisition for a purchase price of approximately
$35 million, including the purchase of a 42 megawatt cogeneration facility and related electricity contracts. These properties had proved reserves of approximately 20 million barrels upon acquisition. In 1998, the Company completed an acquisition with proved reserves of approximately 1 million barrels and a steam contract located adjacent to the Company's core South Midway-Sunset producing properties.


                         BERRY PETROLEUM COMPANY
                   Notes to the Financial Statements

5.  Oil and Gas Properties, Buildings and Equipment (cont'd)

Results of operations from oil and gas producing and exploration activities

     The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31 are as follows (in thousands):


                                              2000         1999         1998

Sales to unaffiliated parties              $ 118,801    $  66,615    $  39,858
Production costs                             (46,789)     (28,697)     (18,272)
Depreciation, depletion and amortization     (13,712)     (12,020)      (9,686)
                                            --------     --------     --------
                                              58,300       25,898       11,900
Income tax expenses                          (17,292)      (5,856)      (3,026)
                                            --------     --------     --------
Results of operations from producing and
 exploration activities                    $  41,008    $  20,042    $   8,874
                                            ========     ========     ========

6.  Debt Obligations


                                                           2000         1999
Long-term debt for the years ended December 31
 (in thousands):

  Revolving bank facility                               $  25,000    $  52,000
                                                         ========     ========

     On July 22, 1999, the Company executed an Amended and Restated Credit Agreement (the Agreement) with a banking group, which consists of four banks, for a $150 million five-year unsecured bullet loan. At December 31, 2000 and 1999, the Company had $25 and $52 million, respectively, outstanding under the Agreement. Subsequent to year end 2000, the Company increased its borrowings to $70 million to be utilized for general corporate purposes.
The maximum amount available is subject to an annual redetermination of the borrowing base in accordance with the lender's customary procedures and practices. Both the Company and the banks have bilateral rights to one additional redetermination each year. The revolving period is scheduled to terminate on January 21, 2004. Interest on amounts borrowed is charged at the lead bank's base rate or at London Interbank Offered Rates (LIBOR) plus 75 to 150 basis points, depending on the ratio of outstanding credit to the borrowing base. The weighted average interest rate on outstanding borrowings at December 31, 2000 was 7.43%. The Company pays a commitment fee of 25 to 35 basis points on the available unused portion of the commitment. The credit agreement contains other restrictive covenants as defined in the Agreement. Previously, on January 21, 1999, the Company amended its existing credit agreement with its lead bank primarily to increase the borrowing base to $110 million and add two additional banks to its syndication.

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

7.  Shareholders' Equity (cont'd)

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

     The Company issued 21,325, 2,745 and 15,268 shares in 2000, 1999 and 1998, respectively, through its stock option plan.

      At December 31, 2000, dividends declared on 4,000,894 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, as long as this remaining member shall live.

8.  Income Taxes

     The Provision for income taxes consists of the following (in thousands):

                                             2000         1999         1998

Current:
  Federal                                 $  10,336    $   2,661     $   (716)
  State                                       3,165          928         (881)
                                            -------      -------      -------
                                             13,501        3,589       (1,597)
                                            -------      -------      -------
Deferred:
  Federal                                     1,787        1,979        1,968
  State                                        (795)        (663)           -
                                            -------      -------      -------
                                                992        1,316        1,968
                                            -------      -------      -------
Total                                     $  14,493    $   4,905     $    371
                                            =======     ========      =======

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


                                              2000         1999         1998
Deferred tax asset
  Federal benefit of state taxes           $     871    $     392    $       -
  Credit/deduction carryforwards               7,761        4,434        2,602
  Other, net                                   1,261          367          322
                                             -------      -------      -------
                                               9,893        5,193        2,924
                                             -------      -------      -------
Deferred tax liability
  Depreciation and depletion                 (39,894)     (33,452)     (29,806)
  Other, net                                     246         (504)        (565)
                                             -------      -------      -------
                                             (39,648)     (33,956)     (30,371)
                                             -------      -------      -------
Net deferred tax liability                 $ (29,755)   $ (28,763)   $ (27,447)
                                             =======      =======      =======

Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:


                                               2000         1999         1998

 Tax computed at statutory federal rate         35.0%        35.0%        34.0%

 State income taxes, net of federal benefit      3.4           .3          2.0
 Tax credits                                   (11.0)       (12.9)       (24.3)
 Other                                            .7         (1.0)        (3.0)
                                               -----        -----        -----
 Effective tax rate                             28.1%        21.4%         8.7%
                                               =====        =====        =====

    The Company has approximately $6.1 million of federal and $4.5 million of state enhanced oil recovery (EOR) tax credit carryforwards available to reduce future income taxes. EOR credits of $7.9 million and $2.7 million will expire in 2014 and 2015, respectively.




                          BERRY PETROLEUM COMPANY
                     Notes to the Financial Statements

9.   Contingency

    The Company has been severely impacted by the current electricity crisis that exists in California. As of December 31, 2000, the Company was owed a total of $14.3 million from Southern California Edison Company (Edison) and Pacific Gas & Electric Company (PG&E), which represented amounts due for the sale of electricity from November and December 2000. Since year-end, the Company has received $3.2 million, of this amount, from PG&E, thus payments for a total of $11.1 million remain outstanding related to November and December deliveries. A total of $13.8 million is also due for January and February 2001 deliveries, resulting in a total receivable at March 9, 2001 of $25 million; $12.1 million and $12.9 million from PG&E and Edison, respectively. The Company shut down the majority of its cogeneration operations during February 2001 as a result of this situation and expects its receivable for March power deliveries to be approximately $2 million. The Company anticipates that this situation will be resolved, these receivables will be paid in full and the Company will return to normal operations. However, the Company cannot estimate the timing when this will occur. In addition, if the Company is unable to collect a significant portion of these receivables, the write-off of such portion may have a material adverse effect on the financial position or results of operations of the Company.

10.  Stock Option Plan

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

     On December 1, 2000 and December 4, 1998, 262,000 and 434,000 options, respectively, were issued to certain key employees at an exercise price of $15.6875 and $12.50, per share, respectively, which was the closing market price of the Company's Class A Common Stock on the New York Stock Exchange on those dates. The options vest 25% per year for four years. No employee options were issued in 1999. The 1994 Plan also allows for option grants to the Board of Directors under a formula plan whereby all non-employee Directors are eligible to receive 5,000 options annually on December 2 at the fair value on the date of grant. The options granted to the non-employee Directors vest immediately. Through the 1994 Plan, 40,000, 40,000 and 45,000 options, respectively, were issued on December 2, 2000, 1999 and 1998, (5,000 options to each of the non-employee Directors each year) at an exercise price of $15.6875, $14.0625 and $12.625 per share, respectively. In addition, 25,000 options were granted on May 15, 1998 to the non-employee Directors on December 2, 1997, at an exercise price of $18.9375.

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. The options issued per the 1994 Plan were issued at market price. Compensation recognized related to the 1994 Plan was $.3 million in 2000, $0 in 1999 and $.4 million in 1998.

     Under SFAS 123, compensation cost would be recognized for the fair value of the employee's option rights. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                              2000         1999         1998

  Yield                                       2.77%        2.75%        2.87%
  Expected option life - years                4.5          4.0          4.0
  Volatility                                 36.53%       34.24%       28.13%
  Risk-free interest rate                     4.85%        6.33%        4.68%


                          BERRY PETROLEUM COMPANY
                      Notes to the Financial Statements

10.  Stock Option Plan (cont'd)

     Had compensation cost for the 1994 Plan been based upon the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                              2000         1999         1998

Net income as reported                     $  37,183    $  18,006    $   3,879
Pro forma                                     36,581       17,343        3,244

Net income per share as reported                1.69          .82          .18
Pro forma                                       1.66          .79          .15

The following is a summary of stock-based compensation activity for the years 2000, 1999 and 1998.


                                      2000         1999            1998
                                    Options      Options    Options     SARs
                                   ---------    ---------  ---------   ------
Balance outstanding, January 1     1,220,630    1,227,630    924,429    1,120
  Granted                            302,000       40,000    504,000        -
  Exercised                         (114,793)     (22,000)   (75,799)  (1,120)
  Canceled/expired                         -      (25,000)  (125,000)       -
                                   ---------    ---------  ---------   ------
Balance outstanding, December 31   1,407,837    1,220,630  1,227,630        -
                                   =========    =========  =========   ======

Balance exercisable at
 December 31                         872,587      697,630    449,880        -
                                   =========    =========  =========   ======

Available for future grant           364,800      666,800    681,800        -
                                   =========    =========  =========   ======

Exercise price-range              $  16.4375    $  14.125  $   9.80    $ 9.80
                                  to 19.00      to 14.25   to 19.375

Weighted average remaining
  contractual life (years)                 8            8          9        -

Weighted average fair value
  per option granted during
  the year                        $     4.62    $    5.14  $     2.82    N/A




                          BERRY PETROLEUM COMPANY
                      Notes to the Financial Statements

10.  Stock Option Plan (cont'd)

Weighted average option exercise price information for the years 2000, 1999 and 1998 as follows:


                                              2000         1999         1998

Outstanding at January 1                    $  14.15     $  14.18     $  14.71
Granted during the year	                       15.69        14.06        12.83
Exercised during the year                      12.91        12.40        11.42
Expired during the year                            -        16.69        14.34
Outstanding at December 31                     14.58        14.15        14.18
Exercisable at December 31                     14.50        14.21        14.17

11.   Retirement Plan

     The Company sponsors a defined contribution retirement or thrift plan (401(k) Plan) to assist all employees in providing for retirement or other future financial needs. Employee contributions (up to 6% of earnings) are matched by the Company dollar for dollar. Effective November 1, 1992, the 401(k) Plan was modified to provide for increased Company matching of employee contributions whereby the monthly Company matching contributions will range from 6% to 9% of eligible participating employee earnings, if certain financial targets are achieved. The Company's contributions to the 401(k) Plan were $.5 million in 2000, $.3 million in 1999 and $.2 million in 1998.

12.  Quarterly Financial Data (unaudited)

  The following is a tabulation of unaudited quarterly operating results for 2000 and 1999 (in thousands, except per share data):



                                                         Basic Net  Diluted Net
                     Operating       Gross       Net      Income      Income
    2000             Revenues        Profit     Income   Per Share   Per Share

First Quarter      $  35,136      $  16,069   $  8,859    $   .40     $   .40
Second Quarter        36,446         14,886      8,894        .40         .40
Third Quarter         45,939         15,096      9,578        .43         .43
Fourth Quarter        54,045         16,403      9,852        .45         .44
                    --------       --------    -------     ------      ------
                   $ 171,566      $  62,454  $  37,183    $  1.69     $  1.67
                    ========       ========    =======     ======      ======

    1999

First Quarter      $  17,054      $   1,985  $     544    $   .02     $   .02
Second Quarter        21,804          6,405      3,247        .15         .15
Third Quarter         27,879         10,232      6,099        .28         .28
Fourth Quarter        33,609         13,944      8,116        .37         .37
                    --------       --------    -------     ------      ------
                   $ 100,346      $  32,566  $  18,006    $   .82     $   .82
                    ========       ========    =======     ======      ======



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

     Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants as of December 31, 2000, 1999 and 1998. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves. The information provided does not represent Management's estimate of the Company's expected future cash flows or value of proved oil and gas reserves.

Changes in estimated reserve quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2000, 1999 and 1998, and changes in such quantities during each of the years then ended were as follows (in thousands):


                                  2000            1999             1998
                              Oil     Gas      Oil     Gas      Oil      Gas
                             Mbbls    Mmcf    Mbbls    Mmcf    Mbbls     Mmcf
Proved developed and
undeveloped reserves:
  Beginning of year         111,888   3,920   91,933   4,060   100,454   3,531
  Revision of previous
   estimates                 (1,284)    463    3,126      40    (4,894)    774
  Production                 (5,434)   (199)  (5,060)   (180)   (4,359)   (245)
  Purchase of reserves
   in place                   1,494       -   21,889       -       732       -
                            -------  ------  -------  ------   -------  ------
  End of year               106,664   4,184  111,888   3,920    91,933   4,060
                            =======  ======  =======  ======   =======  ======
Proved developed reserves:
  Beginning of year          86,717   1,371   83,532   1,604    86,858   1,457
                            =======  ======  =======  ======   =======  ======
  End of year                81,132   1,635   86,717   1,371    83,532   1,604
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

     Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands):


                                            2000          1999          1998

Future cash inflows                     $ 2,268,932   $ 2,208,964   $  656,607
Future production and
 development costs                         (653,808)     (647,720)    (388,546)
Future income tax expenses                 (512,012)     (502,951)     (33,577)
                                          ---------     ---------    ---------
Future net cash flows                     1,103,112     1,058,293      234,484

10% annual discount for estimated timing
  of cash flows                            (599,530)     (561,811)    (127,967)
                                          ---------     ---------    ---------
Standardized measure of discounted future
  net cash flows                         $  503,582    $  496,482   $  106,517
                                          =========     =========    =========
Pre-tax standardized measure of discounted
  future net cash flows                  $  721,770    $  714,555   $  113,811
                                          =========     =========    =========
Average sales prices at December 31:
            Oil ($/bbl)                  $    20.63    $    19.41   $     7.05
            Gas ($/mcf)                  $    10.94    $     2.11   $     2.10

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):

                                              2000         1999         1998
Standardized measure - beginning
 of year                                 $  496,482    $  106,517   $  267,594
                                          ---------     ---------    ---------
Sales of oil and gas produced,
   net of production costs                  (72,358)      (44,587)     (22,030)
Revisions to estimates of
   proved reserves:
  Net changes in sales prices
   and production costs                      98,744       440,729     (216,265)
  Revisions of previous
   quantity estimates                        (9,295)       20,919       (8,400)
  Change in estimated future
   development costs                        (78,328)      (24,709)     (17,262)
Purchases of reserves in place               14,135       169,147        1,597
Development costs incurred
   during the period                         25,253         9,122        6,728
Accretion of discount                        71,455        11,381       37,539
Income taxes                                 (3,929)     (203,514)      46,293
Other                                       (38,577)       11,477       10,723
                                          ---------     ---------    ---------
Net increase (decrease)                       7,100       389,965     (161,077)
                                          ---------     ---------    ---------
Standardized measure - end of year       $  503,582    $  496,482   $  106,517
                                          =========     =========     ========


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

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 and related Securities and Exchange Commission rules require that Directors and Executive Officers report to the Securities and Exchange Commission changes in their beneficial ownership of Berry stock, and that any late filings be disclosed. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements were complied with, except that two reports were filed late by Mr. Berry and one report was filed late by Mr. Starzer in 2000.

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

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.  Financial Statements and Schedules

    See Index to Financial Statements and Supplementary Data in Item 8.


                          BERRY PETROLEUM COMPANY

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 (cont'd)

B.  Reports on Form 8-K

     On January 24, 2001, the Company filed a Form 8-K reporting an
Item 5. Other Event to disclose the fact that Southern California Edison was delinquent in paying the Company for November 2000 electricity sales and that Pacific Gas & Electric Company anticipated that its financial circumstances would not allow it to pay for its December power purchases from the Company. In addition, the filing disclosed the Company's electricity accounts receivables position, its cogeneration contracts and the potential effect the high natural gas prices were having on the cogeneration plants and the Company's operations.

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

3.4*   Registrant's First Amendment to Restated Bylaws dated
       August 31, 1999 (filed as Exhibit 3.4 to the Registrant's
       Annual Report on Form 10-K for the year ended
       December 31, 1999, File No.1-9735)

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

10.5* Instrument for Settlement of Claims and Mutual Release by and among Registrant, Victory Oil Company, the Crail Fund and Victory Holding Company effective October 31, 1986 (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on May 22, 1987, File No. 33-13240)

10.6* Warrant Certificate dated November 14, 1996, by and between Registrant and Tannehill Oil Company (filed as Exhibit 10.16 in Registrant's Form 10-K filed on March 21, 1997, File No. 1-9735)

10.7*  Amended and Restated Credit Agreement, dated as of
       July 22, 1999, by and between the Registrant and Bank of America, N.A., the First National Bank of Chicago and other financial institutions (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-9735)


Exhibits (cont'd)
Exhibit No.          Description of Exhibit                             Page

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

10.12* Standard Offer #2 Power Purchase Agreement (Newhall
       Phase II), as amended, dated December 1985, between Tenneco Oil Company and Southern California Edison
       (filed as Exhibit 10.3 to the Registrant's Form 8-K filed on February 26, 1999, File No. 1-9735)

10.13* Amended and Restated 1994 Stock Option Plan (filed as Exhibit 10.13 in Registrant's Form 10-K filed on
       March 16, 1999, File No. 1-9735)

23.1   Consent of PricewaterhouseCoopers LLP                             44
23.2   Consent of DeGolyer and MacNaughton                               45
27**   Financial Data Schedule
99.1   Undertaking for Form S-8 Registration Statements                  47
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

*  Incorporated by reference
** Included in the Company's electronic filing on EDGAR


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 16, 2001.

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

       Name                          Office                         Date

/s/ Jerry V. Hoffman      Chairman of the Board, Director,      March 16, 2001
Jerry V. Hoffman          President & Chief Executive Officer

/s/ William F. Berry      Director                              March 16, 2001
William F. Berry

/s/ Ralph B. Busch, III   Director                              March 16, 2001
Ralph B. Busch, III

/s/ William E. Bush, Jr.  Director                              March 16, 2001
William E. Bush, Jr.

/s/ J. Herbert Gaul, Jr.  Director                              March 16, 2001
J. Herbert Gaul, Jr.

/s/ John A. Hagg          Director                              March 16, 2001
John A. Hagg

/s/ Thomas J. Jamieson    Director                              March 16, 2001
Thomas J. Jamieson

/s/ Roger G. Martin       Director                              March 16, 2001
Roger G. Martin

/s/ Martin H. Young, Jr.  Director                              March 16, 2001
Martin H. Young, Jr.



