Form 10-Q
period 2001-03-31
BERRY PETROLEUM CO
filed 2001-05-10
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.

              For the quarterly period ended March 31, 2001
                        Commission file number 1-9735


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

The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 2001, was 21,134,655 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.



                         BERRY PETROLEUM COMPANY
                             MARCH 31, 2001
                                  INDEX


PART I.  Financial Information                                  Page No.

Item 1.  Financial Statements

Condensed Balance Sheets at
 March 31, 2001 and December 31, 2000                                3

Condensed Income Statements for the Three Month Periods
 Ended March  31, 2001 and 2000                                      4

Condensed Statements of
 Comprehensive Income for the Three Month Periods
 Ended March 31, 2001 and 2000                                       4

Condensed Statements of
 Cash Flows for the Three Month Periods
 Ended March 31, 2001 and 2000                                       5

Notes to Condensed Financial Statements                              6

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations                    7

PART II.  Other Information                                         11

Item 6.  Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                          11

                       BERRY PETROLEUM COMPANY
                    Part I. Financial Information
                    Item 1. Financial Statements
                      Condensed Balance Sheets
              (In Thousands, Except Share Information)

                                                March 31,  December 31,
                                                  2001         2000
                                               (Unaudited)
                ASSETS
 Current Assets:
  Cash and cash equivalents                    $  31,549    $   2,731
  Short-term investments available for sale          582          582
  Accounts receivable                             31,266       26,420
  Prepaid expenses and other                       4,591        5,190
                                                 -------      -------
   Total current assets                           67,988       34,923

 Oil and gas properties (successful efforts
  basis), buildings and equipment, net           199,406      201,643
 Other assets                                        993        1,793
                                                 -------      -------
                                               $ 268,387    $ 238,359
                                                 =======      =======
  LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                             $   7,526    $  28,678
  Accrued Liabilities                              5,318        2,288
  Federal and state income taxes payable           5,734        5,110
                                                 -------      -------
   Total current liabilities                      18,578       36,076

 Long-term debt                                   70,000       25,000

 Deferred income taxes                            32,165       32,059

 Shareholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized;
    no shares outstanding                              -            -
  Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
    authorized; 21,134,655 shares issued
    and outstanding at March 31, 2001                211          211
    (21,134,667 at December 31, 2000)
   Class B Stock, 1,500,000 shares
    authorized; 898,892 shares issued
    and outstanding (liquidation
    preference of $899)                                9            9
   Capital in excess of par value                 53,728       53,686
 Accumulated other comprehensive income                -          441
 Retained earnings                                93,696       90,877
                                                 -------      -------
   Total shareholders' equity                    147,644      145,224
                                                 -------      -------
                                               $ 268,387    $ 238,359
                                                 =======      =======

 The accompanying notes are an integral part of these financial statements.

                      BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                   Item 1.  Financial Statements
                    Condensed Income Statements
         Three Month Periods Ended March 31, 2001 and 2000
            (In Thousands, Except Per Share Information)
                            (Unaudited)
                                                     2001         2000
   Revenues:
    Sales of oil and gas                         $  30,697     $  25,990
    Sales of electricity                            17,218         9,110
    Interest and other income, net                     622           147
                                                   -------       -------
                                                    48,537        35,247
                                                   -------       -------
   Expenses:
    Operating costs - oil and gas production        11,005         8,385
    Operating costs - electricity generation        16,654         7,430
    Depreciation, depletion and amortization         4,779         3,312
    General and administrative                       1,917         2,710
    Write-off of electricity receivables             6,645             -
    Interest                                         1,157           935
                                                   -------       -------
                                                    42,157        22,772
                                                   -------       -------

   Income before income taxes                        6,380        12,475
   Provision for income taxes                        1,358         3,616
                                                   -------       -------
   Net income                                    $   5,022     $   8,859
                                                   =======       =======
   Basic net income per share                    $     .23     $     .40
                                                   =======       =======
   Diluted net income per share                  $     .23     $     .40
                                                   =======       =======
   Cash dividends per share                      $     .10     $     .10
                                                   =======       =======
   Weighted average number of shares
    of capital stock outstanding (used to
    calculate basic net income per share)           22,034        22,018

   Effect of dilutive securities:
    Stock options                                       46           160
    Other                                               17            20
                                                   -------       -------
   Weighted average number of shares of
    capital stock used to calculate
    diluted net income per share                    22,097        22,198
                                                   =======       =======

               Condensed Statements of Comprehensive Income
            Three Month Periods Ended March 31, 2001 and 2000
                              (in Thousands)
                                                     2001         2000

   Net income                                    $   5,022     $   8,859
   Reclassification adjustment for realized
    gains included in net income                      (441)            -
                                                   -------       -------
   Comprehensive income                          $   4,581     $   8,859
                                                   =======       =======

The accompanying notes are an integral part of these financial statements.

                         BERRY PETROLEUM COMPANY
                     Part I.  Financial Information
                      Item 1.  Financial Statements
                   Condensed Statements of Cash Flows
            Three Month Periods Ended March 31, 2001 and 2000
                             (In Thousands)
                               (Unaudited)
                                                   2001         2000

   Cash flows from operating activities:
    Net income                                  $   5,022    $   8,859
    Depreciation, depletion and amortization        4,779        3,312
    Deferred income tax liability                     106        1,388
    Other, net                                       (476)         (70)
                                                  -------      -------
      Net working capital provided by
       operating activities                         9,431       13,489

    Increase in accounts receivable, prepaid
      expenses and other                           (4,246)      (2,412)

    Increase (decrease) in current liabilities    (17,498)       6,471
                                                  -------      -------
      Net cash provided by (used in)
        operating activities                      (12,313)      17,548

   Cash flows from investing activities:
    Capital expenditures                           (1,666)      (4,053)
    Property acquisitions                               -       (3,034)
    Other, net                                          -           12
                                                  -------      -------
      Net cash used in investing activities        (1,666)      (7,075)

   Cash flows from financing activities:
    Payment of long-term debt                           -       (8,000)
    Proceeds from issuance of long-term debt       45,000            -
    Dividends paid                                 (2,203)      (2,203)
    Other                                               -          133
                                                  -------      -------
      Net cash provided by (used in)
       financing activities                        42,797      (10,070)

    Net increase in cash and cash equivalents      28,818          403

    Cash and cash equivalents at beginning of year  2,731          980
                                                  -------      -------
    Cash and cash equivalents at end of period  $  31,549     $  1,383
                                                  =======      =======

 The accompanying notes are an integral part of these financial statements.

                           BERRY PETROLEUM COMPANY
                        Part I.  Financial Information
                        Item 1.  Financial Statements
                   Notes to Condensed Financial Statements
                                March 31, 2001
                                 (Unaudited)


1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 2001 and December 31, 2000 and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2000 financial statements. The December 31, 2000 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States Of America.

3. The Company performed a review of its receivables due from electricity sales. As of March 31, 2001, Southern California Edison Company (Edison) owed the Company $14.8 million for sales from November 2000 forward. Pacific Gas and Electric Company (PG&E), which filed for bankruptcy protection on April 6, 2001, owed the Company $12.1 million related to sales from December 2000 forward. The total due from both companies at the end of March was $26.9 million. The Company has deemed it necessary to write-off $6.6 million of the receivables at March 31, 2001 due to the bankruptcy of PG&E and the insolvency of Edison. This amount is netted in the Increases in accounts receivable, prepaid expenses and other in the Condensed Statements of Cash Flows.

4. The Company has terminated all of its four power sale contracts related to its three cogeneration facilities. Two contracts were with PG&E and two contracts were with Edison. The PG&E contracts were terminated April 2, 2001 and one contract with Edison was terminated on March 19, 2001 and the other on April 6, 2001. As of May 2, 2001, the Company had commenced proceedings in the bankruptcy court with respect to PG&E and filed litigation against Edison for the courts' confirmation of the prior terminations of the contracts.

5. In December 2000, the Company entered into a series of derivative contracts to reduce exposure to unfavorable changes in natural gas prices. These contracts limited the price the Company paid for 4,500 Mmbtu/day of natural gas used in its cogeneration operations for the three-month period ended March 31, 2001. The Company recorded a $1.7 million pre-tax realized gain related to these contracts in the first quarter. The Company has not entered into any similar contracts since their expiration.

                           BERRY PETROLEUM COMPANY
                        Part I. Financial Information
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                            Results of Operations

     The Company earned net income of $5.0 million, or $.23 per share, on revenues of $48.5 million in the first quarter of 2001. These results were 44% lower than $8.9 million, or $.40 per share, on revenues of $35.2 million in the first quarter of 2000 and 49% lower than $9.9 million, or $.45 per share, on revenues of $54.2 million in the fourth quarter of 2000.

     The following table presents certain comparative operating data for the three month periods:
                                                 Three Months Ended

                                             Mar 31,  Mar 31,   Dec 31,
                                              2001      2000     2000

Net Production - BOE per day                 15,289    14,297   15,701

Per BOE:
 Average sales price                         $22.19    $19.99   $23.11

 Operating costs                               8.00      5.70     9.27
 Production taxes                               .41       .45      .37
                                              -----     -----    -----
  Total operating costs                        8.41      6.15     9.64

 Depreciation, depletion and amortization
 (DD&A)                                        3.47      2.48     2.62
 General and administrative expenses (G&A)     1.39      2.08     1.05
 Interest expense                               .84       .72      .42

     Operating income in the first quarter of 2001 was $15.6
million, down 3% from $16.1 million in the first quarter of 2000 and 5% from $16.4 million in the fourth quarter of 2000.

     Operating income from oil and gas producing operations was $15.0 million, up 4% from $14.4 million in the first quarter of 2000, but down 6% from $16.0 million in the fourth quarter of 2000. The largest factor in the increase from the first quarter of 2000 was oil and gas revenues which increased by $4.7 million, or 18%, to $30.7 million in the first quarter of 2001 from $26.0 million in the first quarter of 2000 due to higher production and higher realized oil prices. Average posting for the Company's 13 degree gravity crude for the current quarter was $20.38, down from $22.59 in the first quarter of 2000. Higher realized prices for the Company's heavy crude oil were primarily due to more favorable crude contracts which allowed the Company to realize $2.20 per barrel over applicable postings for the period. In addition, the Company's realized price of $19.99 in the first quarter of 2000 was 12% lower than the average posted price due primarily to the Company's hedging agreements which expired December 31, 2000. However, oil and gas revenues in the first quarter of 2001 were down 9% from $33.6 million earned in the fourth quarter of 2000 due to a 4% decline in oil prices and a 3% decline in average daily production volume.

     The effect of higher oil and gas revenues on operating income from oil and gas operations was partially offset by higher operating costs, which were $11 million, or $8.41 per BOE, up 31% from $8.4 million, or $6.15 per BOE, in the first quarter of 2000, but down from $13.9 million, or $9.64 per BOE in the fourth quarter of 2000. Steam costs, which represent the most significant component of the Company's overall cost structure, were impacted by significantly higher natural gas prices which averaged $14.15/Mmbtu in the 2001 period compared to $2.61/Mmbtu in the first quarter of 2000. The Company injected 2.1 million barrels of steam in the 2001 period, down from 4.7 million barrels in the first quarter of 2000.

     As the California electricity crisis unfolded during the quarter, the Company took significant steps to safeguard the assets of its shareholders and preserve capital. The two major utility customers breached the Company's electricity sales contracts by refusing to pay for electricity generation dating back as far as November 2000. The Company has, therefore, suspended all cogeneration operations with 77 megawatts of electricity generation capacity shut-in in February 2001 and the remaining 21 megawatts being shut-in on April 6, 2001. In addition, the Company has terminated all of its four power sale contracts related to its three cogeneration facilities. Two contracts were with Pacific Gas and Electric Company (PG&E) and two contracts were with Southern California Edison Company (Edison). The PG&E contracts were terminated April 2, 2001 and one contract with Edison was terminated on March 19, 2001 and the other on April 6, 2001. As of May 2, 2001, the Company had commenced proceedings in the bankruptcy court with respect to PG&E and filed litigation against Edison for the courts' confirmation of the prior terminations of the contracts.

     Management is diligently pursuing alternative purchasers for the Company's power generation and anticipates resumption of operations at the Company's cogeneration plants in the second quarter of 2001. The Company also anticipates that power can be sold at a price which will result in both profitable cogeneration operations and, as long as a healthy crude oil market is maintained in California, acceptable steam costs for its heavy oil operations. Although the electricity sale contracts have been terminated, the Company cannot enter into new sales contracts until the generator scheduling coordinator I.D. number on file with the California Independent System Operator and associated with each cogeneration facility is released by the previous buyer, PG&E or Edison, as the case may be. The Company has scheduled a hearing in May 2001 before the bankruptcy court handling the PG&E Chapter 11 bankruptcy in an effort to obtain the releases related to the 38 megawatt and 18 megawatt cogeneration facilities located on the Company's Midway-Sunset properties. Edison, the purchaser of electricity from the Company's 42 megawatt facility in the Placerita field, has been unwilling to sign a release. The Company has filed litigation against Edison seeking a court order confirming the terminations and ordering Edison's full cooperation. The Company is hopeful that the resolution of these terminations will occur in the second quarter of 2001, however, there can be no guarantee that this will occur. Because the electricity crisis in California has been impacted by various federal and state regulatory agencies and the political process, it is possible that resolution will not occur for some time.

     Conventionally generated steam is uneconomic at current natural gas prices. Therefore, it is not anticipated that conventional steaming will resume in the near future. In order to replace this source of steam, the Company is investigating the viability of expansion of its cogeneration capacity at both its Midway-Sunset and Placerita operating areas.

     Oil and gas production (BOE per day) in the first quarter was 15,289, up from 14,297 in the first quarter of 2000, but down from 15,701 in the fourth quarter of 2000. Management estimates production may decrease another 20% in the next few months as the oil reservoirs cool. Consequently, it is of vital importance that the Company resume its cogeneration operations including electricity sales as soon as possible so that it can resume steam injection into the Company's oil properties to arrest this decline.

     DD&A for the first quarter was $4.8 million, or $3.47/BOE, up from $3.3 million, or $2.48/BOE, in the first quarter of 2000 and $3.8 million, or $2.62/BOE, in the fourth quarter of 2000. The increase was due primarily to a $.7 million write-off of the remaining unamortized costs of the Company's power sale contracts and depreciation of the capital projects completed in 2000.

     G&A expenses were $1.9 million in the first quarter of 2001, down from $2.7 million in the first quarter of 2000, but up slightly from $1.8 million in the fourth quarter of 2000. The decrease from the first quarter of 2000 was due primarily to lower legal costs in the current quarter. Unusually high legal costs in the first quarter of 2000 were due primarily to the Company's defense in a lawsuit in Los Angeles Superior Court which was settled in March 2000. The Company anticipates that legal costs may again impact G&A costs in future quarters due to the numerous legal issues related to California's electricity crisis.

     The Company performed a review of its receivables due from electricity sales. As of March 31, 2001, Edison owed the Company $14.8 million for sales from November 2000 forward. PG&E owed the Company $12.1 million related to sales from December 2000 to the present. The total due from both companies at the end of March was $26.9 million. Due to the bankruptcy filing by PG&E and the potential insolvency of Edison, the Company has deemed it necessary to write-off $6.6 million of the receivables due from the utilities at March 31, 2001. After the write-off, the Company is carrying $9 million and $11.2 million in receivables from PG&E and Edison, respectively.

     The Company experienced an effective tax rate of 21% for the three-month period ending March 31, 2001 compared to an effective tax rate of 29% for the same period last year. The decrease was primarily due to the write-off of the electricity receivables.

     On April 18, 2001, the Company completed its acquisition of a 15.833% non-operated working interest in the Fort Union coalbed methane leases in the South Joe Creek field in the Powder River Basin, Wyoming for $2.1 million. The Company estimates the proved reserves, net to its interest, to be approximately 2.2 Bcf. This small acquisition was made as an entry into the developing area of coalbed methane gas production in the mid-continent area.

                 Liquidity and Capital Resources

     Working capital at March 31, 2001 was $49.4 million, up from $4.8 million at March 31, 2000 and negative $1.2 million at December 31, 2000. Working capital increased primarily due to a $45 million drawdown of the Company's available line of credit.
Net cash used in operations was $12.3 million for the first three months of 2001, down dramatically from $17.5 million provided by operations in the first quarter of 2000 and $19.2 million provided by operations in the fourth quarter of 2000. The largest factors in the decrease were the increase in the outstanding receivable from the non-performing major utility customers of $11 million and the payment in early 2001 of an annual revenue sharing royalty of $9.4 million. Other uses of cash included $1.7 million in capital expenditures and a quarterly dividend payment of $2.2 million.

     The Company entered 2001 poised to implement a very aggressive capital budget of $25 million. However, due to the restraints placed on Berry's operating capabilities by the current outcome of California's electricity crisis and extremely high natural gas prices in California, management has decided that it is prudent to postpone much of the current capital program until electricity generation and steaming operations resume. The Company currently anticipates a much lower budget under $10 million.

                  Forward Looking Statements

"Safe harbor under the Private Securities Litigation Reform Act of 1995": With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil, gas and electricity, So Cal border pricing for natural gas, pipeline capacity for natural gas to and within California, the non-existence of a liquid marketplace for electricity purchases and sales within California, competition, environmental risks, litigation uncertainties, drilling, development and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, the availability of drilling rigs and other support services, legislative, California Public Utilities Commission, Federal Energy Regulatory Commission, and/or judicial decisions and other government regulations.

                          BERRY PETROLEUM COMPANY
                        Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     On April 16, 2001, the Company filed a Form 8-K reporting on
Item 5. Other Events to disclose the fact that Berry Petroleum Company ("Berry" or "Company") was a party to four power sale contracts related to its three cogeneration facilities. Two contracts were with Pacific Gas and Electric Company ("PG&E") and two contracts were with Southern California Edison Company ("Edison"), collectively the "Utilities". Berry has terminated all four contracts (two contracts with PG&E effective on April 2, 2001, and two contracts with Edison - one effective on March 19 and one effective on April 6, 2001) by delivering the required notice under the contracts.

     As of March 31, 2001, Berry is owed $12.1 million from PG&E and $14.8 million from Edison for power deliveries as far back as November in the case of Edison, and December in the case of PG&E. Considering PG&E's filing for bankruptcy ("PG&E bankruptcy") on April 6, 2001 and the signed Memorandum of Understanding between Edison and the California Department of Water Resources ("Edison MOU") dated April 9, 2001, the Company is uncertain as to the impact of these developments on the collectibility of these receivables.

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

Date:  May 8, 2001