Form 10-Q
period 2001-06-30
BERRY PETROLEUM CO
filed 2001-08-08
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q

 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 2001
                   Commission file number 1-9735


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

The number of shares of each of the registrant's classes of capital stock outstanding as of June 30, 2001, was 21,136,325 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock
($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.








                          BERRY PETROLEUM COMPANY
                               JUNE 30, 2001
                                   INDEX
PART I.  Financial Information                              Page No.

Item 1.  Financial Statements

Condensed Balance Sheets at
 June 30, 2001 and December 31, 2000                             3

Condensed Income Statements for the Three Month Periods
 Ended June 30, 2001 and 2000                                    4

Condensed Income Statements for the Six Month Periods
 Ended June 30, 2001 and 2000                                    5

Condensed Statements of
 Comprehensive Income for the Six Month Periods
 Ended June 30, 2001 and 2000                                    5

Condensed Statements of
 Cash Flows for the Six Month Periods
 Ended June 30, 2001 and 2000                                    6

Notes to Condensed Financial Statements                          7

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations                9

PART II.  Other Information
Item 4.  Submission of Matters to a Vote of Security Holders    14

Item 6.  Exhibits and Reports on Form 8-K                       15

SIGNATURES                                                      15

















                     BERRY PETROLEUM COMPANY
                  Part I. Financial Information
                   Item 1. Financial Statements
                     Condensed Balance Sheets
             (In Thousands, Except Share Information)

                                                 June 30,    December 31,
                                                   2001          2000
                                               (Unaudited)
               ASSETS
Current Assets:
 Cash and cash equivalents                      $  32,706    $   2,731
 Short-term investments available for sale            589          582
 Accounts receivable                               29,993       26,420
 Prepaid expenses and other                         5,742        5,190
                                                 --------     --------
  Total current assets                             69,030       34,923

Oil and gas properties (successful efforts
 basis), buildings and equipment, net             200,418      201,643
Other assets                                          936        1,793
                                                 --------     --------
                                                $ 270,384    $ 238,359
                                                 ========     ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   9,328    $  27,354
 Accrued Liabilities                                5,173        3,612
 Federal and state income taxes payable             4,162        5,110
                                                 --------     --------
  Total current liabilities                        18,663       36,076

Long-term debt                                     66,000       25,000

Deferred income taxes                              33,269       32,059

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000
  shares authorized; no shares outstanding              -            -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares
   Authorized; 21,136,325 shares issued and
   outstanding at June 30, 2001 (21,134,667
   at December 31, 2000)                              211          211
  Class B Stock, 1,500,000 shares
authorized;
   898,892 shares issued and outstanding                9            9
   (liquidation preference of $899)
  Capital in excess of par value                   53,765       53,686
Accumulated other comprehensive income                  -          441
Retained earnings                                  98,467       90,877
                                                 --------     --------
  Total shareholders' equity                      152,452      145,224
                                                 --------     --------
                                                $ 270,384    $ 238,359
                                                 ========     ========

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                      Part I. Financial Information
                      Item 1.  Financial Statements
                       Condensed Income Statements
            Three Month Periods Ended June 30, 2001 and 2000
              (In Thousands, Except Per Share Information)
                               (Unaudited)
                                               2001             2000
Revenues:
 Sales of oil and gas                       $  27,731        $  26,467
 Sales of electricity                           1,316            9,969
 Interest and other income, net                   357              120
                                             --------         --------
                                               29,404           36,556
Expenses:                                    --------         --------
 Operating costs - oil and gas production      11,166            9,419
 Operating costs - electricity generation       1,316            8,833
 Depreciation, depletion and amortization       3,896            3,393
 General and administrative                     2,021            1,598
 Interest                                       1,155              857
                                             --------         --------
                                               19,554           24,100
                                             --------         --------
Income before income taxes                      9,850           12,456
Provision for income taxes                      2,875            3,562
                                             --------         --------
Net income                                  $   6,975        $   8,894
                                             ========         ========
Basic net income per share                  $     .32        $     .40
                                             ========         ========
Diluted net income per share                $     .32        $     .40
                                             ========         ========
Cash dividends per share                    $     .10        $     .10
                                             ========         ========
Weighted average number of shares
 of capital stock outstanding (used to
 calculate basic net income per share)         22,034           22,029

Effect of dilutive securities:
 Stock options                                     29              155
 Other                                             21               11
                                             --------         --------
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                  22,084           22,195
                                             ========         ========


The accompanying notes are an integral part of these financial statements.

                         BERRY PETROLEUM COMPANY
                      Part I.  Financial Information
                      Item 1.  Financial Statements
                       Condensed Income Statements
              Six Month Periods Ended June 30, 2001 and 2000
               (In Thousands, Except Per Share Information)
                               (Unaudited)

                                                 2001             2000
Revenues:
 Sales of oil and gas                        $  58,428        $  52,457
 Sales of electricity                           18,534           19,080
 Interest and other income, net                    979              267
                                              --------         --------
                                                77,941           71,804
Expenses:                                     --------         --------
 Operating costs - oil and gas production       22,171           17,805
 Operating costs - electricity generation       17,970           16,263
 Depreciation, depletion and amortization        8,675            6,705
 General and administrative                      3,938            4,308
 Write-off of electricity receivables            6,645                -
 Interest                                        2,312            1,792
                                              --------         --------
                                                61,711           46,873
                                              --------         --------
Income before income taxes                      16,230           24,931
Provision for income taxes                       4,233            7,178
                                              --------         --------
Net income                                   $  11,997        $  17,753
                                              ========         ========
Basic net income per share                   $     .54        $     .81
                                              ========         ========
Diluted net income per share                 $     .54        $     .80
                                              ========         ========
Cash dividends per share                     $     .20        $     .20
                                              ========         ========
Weighted average number of shares
 of capital stock outstanding (used to
 calculate basic net income per share)          22,034           22,024

Effect of dilutive securities:
 Stock options                                      36              151
 Other                                              18               27
                                              --------         --------
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                   22,088           22,202
                                              ========         ========
               Condensed Statements of Comprehensive Income
              Six Month Periods Ended June 30, 2001 and 2000
                              (in Thousands)
                                                 2001             2000

Net income                                   $  11,997        $  17,753
Reclassification adjustment for realized
 gains included in net income                     (441)               -
                                              --------         --------
Comprehensive income                         $  11,556        $  17,753
                                              ========         ========

The accompanying notes are an integral part of these financial statements.

                         BERRY PETROLEUM COMPANY
                      Part I.  Financial Information
                      Item 1.  Financial Statements
                    Condensed Statements of Cash Flows
              Six Month Periods Ended June 30, 2001 and 2000
                              (In Thousands)
                               (Unaudited)

                                                2001             2000
Cash flows from operating activities:
 Net income                                  $  11,997        $  17,753
 Depreciation, depletion and amortization        8,674            6,705
 Deferred income tax liability                   1,210            2,656
 Other, net                                       (504)             (63)
                                              --------         --------
   Net working capital provided by
   operating activities                         21,377           27,051

 Increase in accounts receivable, prepaid
  expenses and other                            (4,125)          (6,083)
 Increase (decrease) in current liabilities    (17,413)           6,394
                                              --------         --------
   Net cash provided by (used in)
   operating activities                           (161)          27,362

Cash flows from investing activities:
 Capital expenditures                           (4,302)          (9,767)
 Property acquisitions                          (2,149)          (3,034)
 Other, net                                         (6)              45
                                              --------         --------
   Net cash used in investing activities        (6,457)         (12,756)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt       45,000                -
 Payment of long-term debt                      (4,000)         (10,000)
 Dividends paid                                 (4,407)          (4,407)
                                              --------         --------
   Net cash provided by (used in)
    financing activities                        36,593          (14,407)
                                              --------         --------
 Net increase in cash and cash equivalents      29,975              199

 Cash and cash equivalents at beginning of
 year                                            2,731              980
                                              --------         --------
 Cash and cash equivalents at end of period  $  32,706        $   1,179
                                              ========         ========

The accompanying notes are an integral part of these financial statements.

                         Berry Petroleum Company
                      Part I.  Financial Information
                 Notes to Condensed Financial Statements
                              June 30, 2001
                               (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 2001 and December 31, 2000 and results of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2000 financial statements. The December 31, 2000 Form 10-K and the March 31, 2001 Form 10-Q should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3. The Company performed a review of its receivables due from electricity sales. As of June 30, 2001, Southern California Edison Company (Edison) owed the Company $14.5 million for sales from November 2000 forward. Pacific Gas and Electric Company (PG&E), which filed for bankruptcy protection on April 6, 2001, owed the Company $12.1 million related to sales from December 2000 forward. The total due from both companies is $26.6 million plus interest. The Company wrote-off $6.6 million of the receivables in the first quarter of 2001 due to the bankruptcy of PG&E and the potential insolvency of Edison. This amount was netted in "Increases in accounts receivable, prepaid expenses and other" in the Condensed Statements of Cash Flows. No further adjustment was deemed necessary at June 30, 2001.

4. On June 14, 2001, the Company refired its 38MW and 18MW cogeneration facilities in the Midway-Sunset field. The electricity sales contracts with PG&E had been terminated by the Company on April 2, 2001. The Company is now selling the electricity generated from these two plants on the spot market to a creditworthy power marketer.

    On June 29, 2001, the Company refired its 42MW cogeneration facility in the Placerita field and entered into an interim agreement for the sale of the electricity generated to Edison. On July 18, 2001, the Company's previously terminated electricity sales contracts with Edison were reinstated and amended to reflect revised pricing, a stay of litigation against Edison which may last as long as 180 days and other modifications. Under the terms of the amended sales agreements, Edison will pre-pay for electricity deliveries which will eliminate credit risk for future sales. The contracts will continue with their original termination dates: March, 2009 for Placerita I and May, 2002 for Placerita II. Concurrent with the July 18, 2001 agreement with Edison, the Company entered into a three year natural gas swap agreement effective August 2001 with a major gas marketer for 5,000 Mmbtu per day such that gas provided to the facility for this contract will be at a price which should result in steam produced at a negligible cost to the Company.

                         Berry Petroleum Company
                      Part I.  Financial Information
                      Item 1.  Financial Statements
             Notes to Condensed Financial Statements (cont'd)
                              June 30, 2001
                               (Unaudited)

5. In May 2001, the Company entered into a series of put and call crude oil option contracts with a single counterparty, effectively creating a zero cost collar, on 3,000 barrels per day covering the period June 1, 2001 through May 31, 2002. The options are designated as a cash flow hedge and were obtained to protect the Company from a severe decline in crude oil prices on a portion of its production. At June 30, 2001, no amount was owed either party under these options. However, due to the change in the fair value of the instruments, per the requirements of Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and subsequent amendments, the Company recorded a pre-tax gain of $1.1 million at June 30, 2001.
This amount was recorded in "Prepaid expenses and other" on the Condensed Balance Sheet, "Increases in accounts receivable, prepaid expenses and other" in the Condensed Statements of Cash Flows and "Sales of oil and gas" on the Condensed Income Statement and represented $.91 per barrel of oil equivalent for the three month period ended June 30, 2001.

6. In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Tangible Assets". FAS 141 is effective for business combinations completed after June 30, 2001 and FAS 142 is effective for fiscal year 2002. Implementation of these standards is not expected to have a material impact on the Company's financial position or results of operations.

                        BERRY PETROLEUM COMPANY
                     Part I. Financial Information
            Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

                         Results of Operations

     The Company earned net income of $7.0 million, or $.32 per share, on revenues of $29.4 million in the second quarter of 2001, down 21% from $8.9 million, or $.40 per share, on revenues of $36.6 million in the second quarter of 2000, but up 40% from $5.0 million, or $.23 per share, on revenues of $48.5 million in the first quarter of 2001. For the six months ended June 30, 2001, the Company earned $12.0 million, or $.54 per share, on revenues of $77.9 million, down 33% from $17.8 million, or $.81 per share, on revenues of $71.8 million for the first six months of 2000. The Company wrote-off $6.6 million (pre-tax) of receivables due from electricity sales in the first quarter of 2001. If this had not occurred, net income for the first six months of 2001 would have been $16.2 million, or $.74 per share.

                                 Three Months Ended       Six Months Ended
                             June 30,  March 31, June 30, June 30, June 30,
                               2001      2001      2000     2001     2000
Volumetrics:
Net Production - BOE per day  13,611    15,289    14,494   14,445   14,396

Electric Power Produced -
 Megawatt hours per day          224     1,089     1,935      654    1,978

Per BOE Data:
Realized sales price (1)      $21.14    $22.19    $20.19   $21.83   $20.09

Operating costs (2)             8.57      8.00      6.66     8.05     6.34
Production taxes                 .45       .41       .48      .43      .46
                               -----     -----     -----    -----    -----
    Total operating costs       9.02      8.41      7.14     8.48     6.80

Depreciation/Depletion (DD&A)   3.15      3.47      2.57     3.32     2.56

General & administrative
 expenses(G&A)                  1.63      1.39      1.21     1.51     1.64

Interest expense                 .93       .84       .65      .88      .69

Other:
Fuel gas cost per Mmbtu        10.54     14.15      3.58    14.00     3.11


(1) Excludes unrealized hedging gains of $.91 and $.42 for the three and six months ended June 30, 2001, respectively.

(2) Includes monthly expenses in excess of monthly revenues from cogeneration operations of $2.32, $1.29 and $.47 for the second quarter of 2001, the first quarter of 2001 and the second quarter of 2000, respectively. For the first six months of 2001 and 2000, respectively, these expenses represent $1.78 and $.30.

     Operating income from oil and gas sales was $12.8 million in the second quarter, down 7% from $13.8 million in the second quarter of 2000 and down 15% from $15.0 million in the first quarter of 2001. The decrease from the second quarter of 2000 was primarily related to higher operating costs and lower production, partially offset by higher realized crude oil prices. The decrease from the first quarter of 2001 was due to an 11% decline in BOE production volumes.

     The largest component in the increase in operating costs in the second quarter of 2001 compared to the second quarter of 2000 was higher steam costs. The largest contributing factor to this increase was high fuel costs in the 2001 period. The average cost of fuel gas in the second quarter of 2001 was $10.54/Mmbtu, 194% higher than $3.58/Mmbtu in the second quarter of 2000. In June, the Company refired its three cogeneration plants and began selling a portion of the electricity generated in the open market where the cost of natural gas used as fuel for the plants was far higher than the offsetting price of electricity sold. However, the conditions responsible for higher steam costs have improved since the end of the quarter. Fuel gas has dropped to a level under $4.00/Mmbtu and the electricity sales contracts at our Placerita facility have been reinstated on terms which will result in negligible steam costs. In addition, the lower fuel gas costs will lower the cost of steam at the Company's core Kern County properties.

     Oil and gas production (BOE per day) in the second quarter was 13,611, down 6% from 14,494 in the second quarter of 2000 and 11% from 15,289 in the first quarter of 2001. Production for the six months ended June 30, 2001 was 14,445, comparable to 14,396 in the same period of 2000. The declines in the second quarter of 2001 compared to the second quarter of 2000 and the first quarter of 2001 were due to the effect of the reduction in steam injection occurring in the first quarter of 2001 and persisting through most of the second quarter. Total steam injected in the second quarter of 2001 of 9,519 barrels per day (B/D) was down 83% from the second quarter of 2000. For the first six months of 2001, total steam injection of 16,385 B/D was down 70% from the first six months of 2000. In the first quarter of 2001, the Company was forced to shut-in its cogeneration plants due to the non-payment by the utility companies for its electricity sales and shut-in the majority of its conventional steam generators due to the high natural gas prices in California. With the refiring of the Company's cogeneration plants in June and gas prices returning to a level that makes conventional steaming economic, it is anticipated that steam quantities in the third quarter will be much higher than the second quarter and the production decline will be reversed. However, due to the "lag" time required between the date of injection and realization of the resulting production, it is anticipated that the production level will be fairly flat in the third quarter and increasing in the fourth quarter of this year and in 2002.

     The average sales price per barrel of crude oil actually realized by the Company in the second quarter was $21.14 compared to $20.19 in the second quarter of 2000 and $22.19 in the first quarter of 2001. After the effect of hedging, the sales price reported in the second quarter of 2001 was $22.05.

     In May 2001, the Company entered into a series of put and call crude oil option contracts on 3,000 barrels/day covering the period June 1, 2001 through May 31, 2002. The purpose of the options was to protect the Company from a severe decline in crude oil prices on a portion of its production. At June 30, 2001, no amount was due either party under these contracts. However, due to the change in the fair value of the instruments, per the requirements of Statement of Financial Accounting Standards No.
133, "Accounting for Derivative Instruments and Hedging
Activities," the Company recorded a noncash gain of $1.1 million at June 30, 2001 in "Sales of oil and gas" representing $.91 per BOE for the three month period.

     DD&A was $3.9 million, or $3.15/BOE, in the second quarter, up from $3.4 million, or $2.57/BOE, in the second quarter of 2000, but down from $4.8 million, or $3.47/BOE, in the first quarter of 2001. The increase in the second quarter of 2001 from the second quarter of 2000 was due to the higher DD&A resulting from the capital costs incurred in the year 2000 capital development program. The decrease from the first quarter of 2001 was due primarily to the $.7 million write-off in the first quarter of the unamortized costs of the Company's electricity sale contracts.

     G&A was $2.0 million in the second quarter, up from $1.6 million in the second quarter of 2000 and $1.9 million in the first quarter of 2001. Legal expenses increased to $.5 million in the second quarter, up $.3 million, or 150% from the second quarter of 2000. The increase in legal fees relates to the non-payment by the two utility companies for the Company's outstanding electricity sales and contract termination and regulatory issues. G&A was $3.9 million for the six months ended June 30, 2001, down from $4.3 million in the first six months of 2000. The Company had incurred unusually high legal expenses in early 2000 related to a lawsuit which was settled in March 2000.

     The most significant challenge faced by the Company at March 31, 2001 was to re-establish steam and electricity output from its cogeneration facilities. As of June 30, 2001, the Company's three cogeneration facilities were running at full capacity with the exception of one 9 megawatt turbine at the Company's 18 megawatt facility which was down for mechanical repairs. This turbine is expected to be back online by the middle of August, 2001.

     The Company's ability to re-enter the California electricity market can be traced to several actions taken by the Company. On
June 14, 2001, the Company refired its two Kern County cogeneration facilities which generate approximately 56 megawatts per hour of electricity. This was possible due to the termination of the Company's existing qualified facility contracts with Pacific Gas and Electric Company (PG&E) before they filed for bankruptcy protection and the establishment of a spot market based contract with a creditworthy power marketer.
This action satisfies the short-term needs for steam on our Kern County properties, however, due to volatile prices, management continues to explore possibilities for long-term power sales arrangements. The restart of these facilities also resulted in injection of approximately 20,000 barrels of steam per day into the Company's Midway-Sunset reservoir which should stem the recent decrease in production rates on these properties. On June
27, 2001, Berry entered into an interim agreement with Southern California Edison Company (Edison) allowing for the refiring of the Company's cogeneration facility at Placerita. On July 18,
2001, the Company's previously terminated electricity sales contracts with Edison were reinstated and amended to reflect revised pricing, a stay of litigation against Edison which may last as long as 180 days and other modifications. Berry operates two turbines in the Placerita area, each of which has a Standard
Offer 2 contract with Edison with different termination dates.
One contract will expire in May 2002 with prices based on natural gas prices at the Southern California border (SoCal). The second contract will expire in March 2009 and has a five-year fixed price energy component of $53.70 per megawatt hour plus capacity. The

Company has locked-in its cost of gas on this fixed price contract for the next three years. After five years, the energy portion of the price reverts to a price based on the spot price of natural gas at SoCal. After the contracts expire, it is anticipated that the electricity produced will either be sold under a new long-term contract or on the open market.

     Under the terms of the amended sales agreements, until such time as the Company is paid in full on the receivable from Edison, Edison will pre-pay for electricity deliveries which will eliminate credit risk on future sales.

     The Company experienced an effective tax rate of 29% in the second quarter of 2001 and 26% in the first six months of 2001 compared to 29% in the same 2000 periods. The Company anticipates that its effective tax rate will remain well below the combined federal and state statutory rate due to the Company's significant investment in numerous enhanced oil recovery projects.

                 Liquidity and Capital Resources

     Working capital at June 30, 2001 was $50.4 million, up from $(1.2) million at December 31, 2000 and $8.3 million at June 30, 2000. Net cash used in operations for the six months ended June 30, 2001 was $.2 million, down substantially from $27.4 million provided by operations in the first six months of 2000. Cash provided by operations was $12.1 million for the second quarter of 2001, up from $12.3 million used in operations for the first quarter of 2001. The largest factors in the decrease in cash flow from operations for the first six months of 2001 from the same period in 2000 were the nonpayment by PG&E and Edison on electricity sales totaling $26.6 million, the payment of an annual revenue sharing royalty of $9.4 million, lower production levels and higher natural gas costs. Other uses of cash were $4.4 million in dividends, $4.3 million in capital expenditures, $2.1 million in acquisitions and $4.0 million in long-term debt reduction. In July 2002, the Company reduced its debt by an additional $13 million.

     The Company executed a record capital program in 2000 and planned a similar outlay for 2001. The Company originally planned a capital budget of $25 million for 2001, however, due to the restraints placed on Berry's operating capabilities by PG&E and Edison's non-payment for electricity sales and extremely high natural gas prices in California, management postponed much of the capital program until electricity generation and steaming operations resumed. With the resumption of its cogeneration operations in June, the Company now anticipates a total 2001 capital program of $16 million which will include the drilling of a total of 25 new wells and the workover of 50 existing wells on its Midway-Sunset, Placerita and Montalvo properties. The Company is also participating as a 15.8% interest owner in the drilling of 55 new gas wells in the South Joe Creek field in the Powder River Basin in Wyoming.

     For 2001, the Company has maintained its $150 million borrowing base under its credit facility, and anticipates reducing its outstanding borrowings ($53 million as of July 31, 2001) significantly by year-end 2001.

                   Forward Looking Statements

"Safe harbor under the Private Securities Litigation Reform Act of 1995": With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil, gas and electricity, So Cal border pricing for natural gas, pipeline capacity for natural gas to and within California, a limited marketplace for electricity purchases and sales within California, competition, environmental risks, litigation uncertainties, drilling, development and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, the availability of drilling rigs and other support services and government actions in the form of judicial decisions, legislation, and decisions and regulations of the California Public Utilities Commission, the Federal Energy Regulatory Commission and other government agencies.











                       BERRY PETROLEUM COMPANY
                    Part II.   Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

     At the annual meeting, which was held at the Company's corporate offices on May 17, 2001, nine incumbent directors were re-elected. The results of voting as reported by the inspector of elections are noted below:

1. There were 22,033,547 shares of the Company's capital stock issued, outstanding and entitled to vote as of the record date, March 12, 2001.

2. There were present at the meeting, in person or by proxy, the holders of 20,305,473 shares, representing 92.16% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.


PROPOSAL ONE:  Election of Directors
                                              PERCENT OF        WITHHOLD
             NOMINEE               FOR VOTES  QUORUM VOTES      AUTHORITY
                                                  CAST
William F. Berry                  20,280,902      99.88%          24,571
Ralph B. Busch, III               20,252,821      99.74%          52,652
William E. Bush, Jr.              20,280,105      99.88%          25,368
J. Herbert Gaul, Jr.              20,279,305      99.87%          26,168
John A. Hagg                      20,282,105      99.88%          23,368
Jerry V. Hoffman                  18,797,600      92.57%       1,507,873 (1)
Thomas J. Jamieson                20,281,105      99.88%          24,368
Roger G. Martin                   20,281,102      99.88%          24,371
Martin H. Young, Jr.              20,282,105      99.88%          23,368

       Percentages are based on the shares represented and voting at the meeting in person or by proxy.

(1) The larger number of withheld authority votes for Jerry V. Hoffman were largely the result of institutional votes based on the recommendation to withhold authority for Mr. Hoffman from the proxy service firm, Institutional Shareholder Services (ISS). ISS recommended that the votes for Mr. Hoffman be withheld based solely on the fact that he is a member of the Nominating and Corporate Governance Committee as well as the Chief Executive Officer and President of the Company.



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

Date:  August 7, 2001





