Form 10-Q
period 2001-09-30
BERRY PETROLEUM CO
filed 2001-11-07
CIK 778438

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q

       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.

              For the quarterly period ended September 30, 2001
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

The number of shares of each of the registrant's classes of capital stock outstanding as of September 30, 2001 was 21,095,584 shares of
Class A Common Stock ($.01 par value) and 898,892 shares of Class B
Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

BERRY PETROLEUM COMPANY Part I. Financial Information Item 1. Financial Statements Condensed Balance Sheets (In Thousands, Except Share Information)
	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 21,077	$ 2,731
Short-term investments available for sale	589	582
Accounts receivable	16,783	26,420
Prepaid expenses and other	7,473	5,190
Total current assets	45,922	34,923

Oil and gas properties (successful efforts basis), buildings and equipment, net	201,548	201,643
Other assets	949	1,793
	$ 248,419	$ 238,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 11,505	$ 27,354
Accrued liabilities	6,623	3,612
Federal and state income taxes payable	5,078	5,110
Fair value of derivatives	4,453	-
Total current liabilities	27,659	36,076

Long-term debt	33,000	25,000

Deferred income taxes	30,707	32,059

Fair value of derivatives	8,162	-

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares outstanding	-	-
Capital stock, $.01 par value: Class A Common Stock, 50,000,000 shares authorized; 21,095,584 shares issued and outstanding at September 30, 2001 (21,134,667 at December 31, 2000)	211	211
Class B Stock, 1,500,000 shares authorized; 898,892 shares issued and outstanding (liquidation preference of $899)	9	9
Capital in excess of par value	53,136	53,686
Accumulated other comprehensive income (loss) Retained earnings	(6,620) 102,155	441 90,877
Total shareholders' equity	148,891 $ 248,419	145,224 $ 238,359

The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                        Condensed Income Statements
          Three Month Periods Ended September 30, 2001 and 2000
                  (In Thousands, Except Per Share Data)
                                (Unaudited)

	2001	2000
Revenues:
Sales of oil and gas	$ 22,440	$ 32,731
Sales of electricity	9,555	13,208
Interest and other income, net	1,127	118

	33,122	46,057

Expenses:
Operating costs - oil and gas production	9,761	14,177
Operating costs - electricity generation	9,555	13,208
Depreciation, depletion and amortization	3,864	3,542
General and administrative	1,543	1,695
Interest	959	784

	25,682	33,406

Income before income taxes	7,440	12,651
Provision for income taxes	1,548	3,073

Net income	$ 5,892 =========	$ 9,578 =========

Basic net income per share	$ .27 =========	$ .43 =========

Diluted net income per share	$ .27 =========	$ .43 =========

Cash dividends per share	$ .10 =========	$ .10 =========

Weighted average number of shares of capital stock outstanding used to calculate basic net income per share	22,034	22,033

Effect of dilutive securities:
Stock options	132	246
Other	34	34

Weighted average number of shares of capital stock used to calculate diluted net income per share	22,200 =========	22,313 ==========
The accompanying notes are an integral part of these financial statements.

                                                       4

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                        Condensed Income Statements
           Nine Month Periods Ended September 30, 2001 and 2000
                  (In Thousands, Except Per Share Data)
                                (Unaudited)

	2001	2000
Revenues:
Sales of oil and gas	$ 80,868	$ 85,235
Sales of electricity	28,088	32,288
Interest and other income, net	2,106	395

	111,062	117,918

Expenses:
Operating costs - oil and gas production	31,567	31,420
Operating costs - electricity generation	27,890	30,090
Depreciation, depletion and amortization	12,538	10,248
General and administrative	5,482	6,003
Write-off of electricity receivable	6,645	-
Interest	3,271	2,575

	87,393	80,336

Income before income taxes	23,669	37,582
Provision for income taxes	5,780	10,251

Net income	$ 17,889 =========	$ 27,331 =========

Basic net income per share	$ .81 =========	$ 1.24 =========

Diluted net income per share	$ .81 =========	$ 1.23 =========

Cash dividends per share	$ .30 =========	$ .30 =========

Weighted average number of shares of capital stock outstanding used to calculate basic net income per share	22,035	22,027

Effect of dilutive securities:
Stock options	57	186
Other	21	26

Weighted average number of shares of capital stock used to calculate diluted net income per share	22,113 =========	22,239 ==========
The accompanying notes are an integral part of these financial statements. 5

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Condensed Statements of Comprehensive Income
Nine Month Periods Ended September 30, 2001 and 2000
(In Thousands)
(Unaudited)

	2001	2000

Net income	$ 17,889	$ 27,331
Unrealized losses on derivatives, net of income taxes of $4,413	(6,620)	-
Reclassification of realized gains included in net income	(441)	-

Comprehensive income	$ 10,828	$ 27,331

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY Part I. Financial Information Item 1. Financial Statements Condensed Statements of Cash Flows Nine Month Periods Ended September 30, 2001 and 2000 (In Thousands) (Unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$ 17,889	$ 27,331
Depreciation, depletion and amortization	12,538	10,248
Deferred income tax liability	1,913	4,005
Other comprehensive income	949	-
Other, net	(664)	(102)
Net working capital provided by operating activities	32,625	41,482

Decrease (increase) in accounts receivable, prepaid expenses and other	7,354	(8,181)
(Decrease) increase in current liabilities	(11,090)	13,449

Net cash provided by operating activities	28,889	46,750

Cash flows from investing activities: Property acquisitions Capital expenditures Other, net	(2,273) (9,076) 131	(3,034) (17,439) 42

Net cash used in investing activities	(11,218)	(20,431)

Cash flows from financing activities: Dividends paid Proceeds from issuance of long-term debt Payment of long-term debt Share repurchase program Other, net	(6,611) 45,000 (37,000) (707) (7)	(6,609) - (19,000) - (1)

Net cash provided by (used in) financing activities	675	(25,610)

Net increase in cash and cash equivalents	18,346	709

Cash and cash equivalents at beginning of year	2,731	980

Cash and cash equivalents at end of period	$ 21,077	$ 1,689

Supplemental non-cash activity:
Increase in fair value of derivatives:
Current (net of income taxes of $1,781)	$ 2,672
Non-current (net of income taxes of $3,265)	4,897
Net decrease to accumulated other comprehensive income	$ 7,569

The accompanying notes are an integral part of these financial statements.

                                                      7

Berry Petroleum Company Part I. Financial Information Notes to Condensed Financial Statements September 30, 2001 (Unaudited)

1.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 2001 and December 31, 2000 and results of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2.  The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2000 financial statements. The December 31, 2000 Form 10-K and the Form 10-Q's for the periods ended June 30, 2001 and March 31, 2001 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3.  On September 10, 2001, the Company assigned all of its rights, title and interest in its $12.1 million past due receivables from Pacific Gas and Electric Company (PG&E) to an unrelated party for $9.3 million. For the first quarter of 2001, the Company wrote off $3 million, or 25% of the total receivable due the Company as a result of PG&E's bankruptcy filing on April 6, 2001 and the uncertainty involved in collecting the full amount. The Company recorded a $.2 million gain on the sale of the receivable in September 2001.

4.  The Company performed a review of its past due receivable arising from electricity sales to Southern California Edison Company (Edison). As of September 30, 2001, the Company is owed $13.5 million. However, due to the potential insolvency of Edison, the Company wrote off $3.6 million for the first quarter of 2001 and no further adjustment is deemed necessary at September 30, 2001.

5.  Concurrent with an amended electricity sales agreement with Edison, the Company entered into a three year natural gas swap agreement effective August 2001 with a major gas marketer for 5,000 Mmbtu per day such that gas provided to the facility for this contract will be at a price which should result in steam produced at a negligible cost to the Company. However, due to the decline in natural gas prices in the third quarter, per the requirements of Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" and subsequent amendments, the Company recorded a liability, net of income taxes, of $7.6 million at September 30, 2001, of which $2.6 million is current, with an offsetting charge of $7.6 million to "Other Comprehensive Income" on the Company's balance sheet.

                          Berry Petroleum Company
                       Part I. Financial Information
                   Notes to Condensed Financial Statements
                          September 30, 2001
                               (Unaudited)

6.  In August 2001, the Company's Board of Directors authorized a share repurchase program for up to an aggregate of $20 million of the Company's Class A Common Stock. As of September 30, 2001, 45,600 shares were repurchased and retired under this program for a total of $.7 million.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                         Results of Operations

     In the third quarter of 2001, the Company earned $5.9 million, or $.27 per share, on revenues of $33.1 million, down 39% from $9.6 million, or $.43 per share, on revenues of $46.1 million in the third quarter of 2000 and down 16% from $7.0 million, or $.32 per share, on revenues of $29.4 million in the second quarter of 2001. For the first nine months ended September 30, 2001, the Company earned $17.9 million, or $.81 per share, on revenues of $111 million, down 66% from $27.3 million, on revenues of $118 million, or $1.24 per share, for the same period in 2000. The write-off of $6.6 million (pre-tax) in the first quarter of 2001 related to receivables due from electricity sales from Pacific Gas and Electric Company and Southern California Edison Company continues to negatively effect earnings comparisons in 2001 compared to 2000.
	Three Months Ended			Nine Months Ended
	Sept 30, 2001	June 30, 2001	Sept 30, 2000	Sept 30, 2001	Sept 30, 2000
Volumetrics:
Net production - BOE per day	12,940	13,611	15,244	13,938	14,680

Electric power produced - Megawatt hours per day	1,835	224	1,992	1,052	1,983

Per BOE Data: Realized sales price (1)	$19.91	$20.97	$24.57	$21.43	$22.73

Operating costs (2)	7.63	8.56	9.67	7.71	7.39
Production taxes	___.57	.45	___.43	.47	.45
Total operating costs	8.20	9.01	10.10	8.18	7.84

Depreciation/Depletion (DD&A)	3.25	3.15	2.53	3.30	2.55
General & administrative expenses(G&A)	1.30	1.63	1.21	1.44	1.49

Interest expense	.81	.93	.56	.86	.64
Other:
Fuel gas cost per Mmbtu	3.75	10.54	5.37	7.99	3.90

(1) Excludes unrealized hedging losses of $.99 and $.01 for the three and nine months ended September 30, 2001, respectively, and an unrealized hedging gain of $.91 in the three months ended June 30, 2001. The impacts of unrealized gains and losses are a result of the application of FAS 133.

(2)Includes expenses in excess of revenues from cogeneration operations of $1.48, $2.32 and $.94 for the third quarter of 2001, the second quarter of 2001 and the third quarter of 2000, respectively. For the first nine months of 2001 and 2000, respectively, these expenses represent $1.61 and $.33.

     Operating income in the third quarter of 2001 was $8.9 million, down from $15.1 million in the third quarter of 2000 and $12.8 million in the second quarter of 2001. For the first nine months of 2001, operating income was $37.2 million, down 19% from $46.1 million for that period in 2000. The declines experienced in the third quarter of 2001 compared to the third quarter of 2000 and the first nine months of 2001 versus the same period in 2000 were primarily related to lower crude oil production volumes and lower oil prices, partially offset by lower lifting costs. Production for the third quarter of 2001 and the first nine months of 2001 in barrels of oil equivalent per day (BOE/D) were 12,940 and 13,938, down 15% and 5% from 15,244 in the third quarter of 2000 and 14,680 for the first nine months of 2000, respectively. The average realized price for the Company's crude sales was $19.91 for the third quarter of 2001, down 19% from $24.57 in the third quarter of 2000. The realized price of $21.43 for the first nine months of 2001 was down 6% from $22.73 received in the same period of 2000. It should be noted that in the aftermath of September 11, 2001, global demand for crude oil has declined, resulting in a significant reduction in crude oil prices. The current posting for the Company's 13 degree API gravity crude oil is down $6.50 to $13.50.

     The Company's production volumes declined significantly in 2001 as most of the Company's steaming operations were shut down in early 2001 until the Company could successfully sell its cogeneration electricity to a creditworthy buyer and, in the case of conventional steam generation, when natural gas prices declined to under $4.00 per Mmbtu. While the Company's production declined by over 20% from its peak, it has stabilized and is currently increasing as steaming operations resumed. The Company projects that production will exceed 14,000 BOE/D by the end of 2001.

     Operating costs for the third quarter were $9.8 million, or $8.20 per BOE, down from $14.2 million, or $10.10 per BOE in the third quarter of 2000. The costs were higher in the third quarter of 2000 due primarily to higher maintenance costs of the cogeneration plants and the recording of an accrual for an environmental settlement. For the first nine months of 2001, operating expenses were $31.6 million, or $8.18 per BOE, up from $31.4 million, or $7.84 per BOE in the first nine months of 2000 due largely to lower production volumes resulting from the shut-in of the Company's steaming operations in the first half of 2001 and higher natural gas costs. Although natural gas cost per Mmbtu of $3.75 for the third quarter of 2001 was down 30% from $5.37 in the third quarter of 2000, natural gas cost averaged $7.99 for the nine months ended September 30, 2001, up 105% from $3.90 in the first nine months of 2000.

     G&A in the third quarter was $1.5 million, down 25% from $2.0 million in the second quarter of 2001 and down 12% from $1.7 million in the third quarter of 2000. The Company incurred significant legal fees in the second quarter of 2001 due to the impacts of California's electricity crisis. For the first nine months of 2001, G&A was $5.5 million, down 8% from $6.0 million in the same period of 2000.

     The Company experienced an effective tax rate of 21% in the third quarter of 2001 and 24% in the first nine months of 2001 compared to 24% and 27% in the same three and nine month 2000 periods, respectively. The Company anticipates that its effective tax rate will remain well below the combined federal and state statutory rate due to the Company's significant investment in numerous enhanced oil recovery projects.

                       Liquidity and Capital Resources

     Working capital at September 30, 2001 was $18.3 million, down from $50.4 million at June 30, 2001, but up from negative $1.2 million at December 31, 2000. Cash generated from operations was $28.9 million for the first nine months of 2001, down from $46.8 million for the same period of 2000. In the 2001 period, cash was used for $9.1 million in capital expenditures, an acquisition of $2.3 million, dividends of $6.6 million and share repurchases of $.7 million. The Company began its 2001 drilling program in August and has drilled 19 wells to date and expects to drill a total of 38 wells by the end of 2001. The Company anticipates total capital expenditures in the fourth quarter to be approximately $5 million. As of September 30, 2001, long-term debt was $33.0 million, or $8 million higher than December 31, 2000. However, the Company has repaid debt of $8 million in October leaving a current balance of $25 million.

     The Company sold its electricity receivable due from Pacific Gas and Electric Company for $9.3 million in cash in the third quarter to avoid a prolonged and uncertain outcome due to their bankruptcy. The Company also received $1.5 million, or 10%, of its past due electricity receivable due from Southern California Edison Company in the third quarter. The Company is pursuing collection of the remaining balance.

     In August 2001, the Company's Board of Directors authorized a share repurchase program for up to an aggregate of $20 million of the Company's Class A Common Stock. As of September 30, 2001, the Company had repurchased and retired 45,600 shares under this program for a total of $.7 million.

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

BERRY PETROLEUM COMPANY Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     The Company filed a Form 8-K dated September 18, 2001, containing a news release announcing the approval of a Share Repurchase Program for up to $20 million of its Class A Common Stock.

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

Date:  November 6, 2001