Form 10-K
period 2001-12-31
BERRY PETROLEUM CO
filed 2002-03-14
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
           For the fiscal year ended December 31, 2001
                  Commission file number 1-9735

                     BERRY PETROLEUM COMPANY
     (Exact name of registrant as specified in its charter)

     DELAWARE                                     77-0079387
(State of incorporation or organization)(I.R.S. Employer
Identification Number)

                 5201 Truxtun Avenue, Suite 300
                  Bakersfield, California 93309
  (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (661) 616-
3900

 (Former name, former address and former fiscal year, if changed since last report)
   28700 Hovey Hills Road, P.O. Box 925, Taft, California 93268
(661) 769-8811

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 15, 2002, the registrant had 20,832,996 shares of Class A Common Stock outstanding and the aggregate market  value  of  the  voting stock held  by  nonaffiliates  was approximately $219,816,000. This calculation is based on the closing price of the shares on the New York Stock Exchange on February 15, 2002 of $14.17. The registrant also had 898,892 shares of Class B Stock outstanding on February 15, 2002, all of which is held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.




                     BERRY PETROLEUM COMPANY
                        TABLE OF CONTENTS

                             PART I

Items 1
 and 2.   Business and Properties                              3
                General                                        3
                Oil Marketing                                  4
                Steaming Operations                            5
                Electricity Contracts                          7
                Electricity Generation                         7
                Impact of Enron Bankruptcy                     8
                Environmental and Other Regulations            8
                Competition                                    9
                Employees                                      9
                Oil and Gas Properties                         9
                  Development                                  9
                  Exploration                                 11
                Enhanced Oil Recovery Tax Credits             11
                Oil and Gas Reserves                          11
                Production                                    11
                Acreage and Wells                             12
                Drilling Activity                             12
                Title and Insurance                           12

Item 3.   Legal Proceedings                                   13
Item 4.   Submission of Matters to a Vote of Security Holders 13
            Executive Officers                                13

                             PART II

Item 5.    Market for the Registrant's Common Equity
             and Related Shareholder Matters                  14
Item 6.    Selected Financial Data                            15
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations               16
Item 7A.   Quantitative and Qualitative Disclosures
             About Market Risk                                21
Item 8.    Financial Statements and Supplementary Data        22
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure              42

                            PART III

Item 10.  Directors and Executive Officers of the Registrant  42
Item 11.  Executive Compensation                              42
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                             42
Item 13.  Certain Relationships and Related Transactions      42

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                           42

                             PART I
Items 1 and 2.  Business and Properties

General

      Berry Petroleum Company, ("Berry" or "Company"), is an independent energy company engaged in the production, development, acquisition, exploitation and exploration of crude oil and natural gas. While the Company was incorporated in Delaware in 1985 and has been a publicly traded company since 1987, it can trace its roots in California oil production back to 1909. Currently, Berry's principal reserves and producing properties are located in Kern, Los Angeles and Ventura Counties in California. Information contained in this report on Form 10-K reflects the business of the Company during the year ended
December 31, 2001. In March 2002, primarily in an effort to improve its competitive position in attracting and retaining talented personnel, the Company relocated its corporate headquarters to Bakersfield, California from its properties in the South Midway-Sunset field near Taft. Management believes that these new facilities are adequate for its current operations and anticipated growth.

      The Company's mission is to increase shareholder returns, primarily through maximizing the value and cash flow of the Company's assets. To achieve this, Berry's corporate strategy is to be a low-cost producer and to grow the Company's asset base strategically. To increase production and proved reserves, the Company will compete to acquire oil and gas properties with primarily proved reserves with exploitation potential and will focus on the further development of its existing properties by application of enhanced oil recovery (EOR) methods, developmental drilling, well completions and remedial work. In conjunction with the goals of being a low-cost heavy oil producer and the exploitation and development of its large heavy crude oil base, the Company owns three cogeneration facilities which are intended to provide an efficient and secure long-term supply of steam which is necessary for the economic production of heavy oil. Berry views these assets as a critical part of its long-term success. Berry believes that its primary strengths are its ability to maintain a low-cost operation, its flexibility in acquiring attractive producing properties which have significant exploitation and enhancement potential, its strong financial position and its experienced management team. While the Company continues to seek investment opportunities in California, the Company intends to pursue opportunities in other basins which would establish another core area and provide for additional growth opportunities and diversification of the Company's predominantly heavy oil resource base. The Company has over $100 million of unused borrowing capacity to finance acquisitions and will consider, if appropriate, the issuance of capital stock to finance future purchases.


Proved Reserves

      As of December 31, 2001, the Company's estimated proved reserves were 103 million barrels of oil equivalent, (BOE), of which 99% are heavy crude oil, i.e., oil with an API gravity of less than 20 degrees. A significant portion of these proved reserves is owned in fee. Substantially all of the Company's reserves as of December 31, 2001 were located in California, with 74%, 20% and 4% of total proved reserves in Kern,
Los Angeles and Ventura Counties, respectively. The Company's reserves have a long life, in excess of 20 years, which is primarily a result of the Company's strong position in heavy crude oil (the Company's properties in the Midway-Sunset and the Placerita fields average 13 degree API gravity and the Montalvo field averages 16 degree API gravity). Production in 2001 was 5 million BOE, down 9% from 2000 production of 5.5 million BOE. For the five years 1997 through 2001, the Company's average annual reserve replacement rate was 102% and the finding and development cost was $3.69 per BOE.

Operations

       Berry operates all of its principal oil producing properties. The Midway-Sunset and Placerita fields contain predominantly heavy crude oil which requires heat, supplied in the form of steam, injected into the oil producing formations to reduce the oil viscosity which improves the mobility of the oil flowing to the well-bore for production. Berry utilizes cyclic steam recovery methods in the Midway-Sunset field, steam-drive in the Placerita field and primary recovery methods at its Montalvo field. Berry is able to produce its heavy oil at its Montalvo field without steam since the majority of the producing reservoir is at a depth in excess of 11,000 feet and thus the reservoir temperature is high enough to produce the oil without the assistance of additional heat from steam. Field operations include the initial recovery of the crude oil and its transport through treating facilities into storage tanks. After the treating process is completed, which includes removal of water and solids by mechanical, thermal and chemical processes, the crude oil is metered through Lease Automatic Custody Transfer (LACT) units and either transferred into crude oil pipelines owned by other companies or, in the case of the Placerita field, transported via trucks. The point-of-sale is usually the LACT unit or truck loading facility.







Revenues

      The percentage of revenues by source for the prior three years is as follows:

                                    2001     2000     1999

     Sales of oil and gas             72%      69%    66%
     Sales of electricity             26%      31%    33%
     Other                             2%       -      1%

Oil Marketing

      The global and California crude oil markets have remained very volatile due to the impacts of the September 11, 2001 (9/11) terrorist attacks on the U.S. and as OPEC attempts to manage crude oil prices in the midst of fluctuating inventory levels and petroleum product demand weakness due to worldwide economic slowdowns. Oil prices remained strong in 2001 until the economic impacts of 9/11 caused the price to decline by $9/Bbl before rebounding a few dollars. The price for West Texas Intermediate
(WTI), the U.S. benchmark crude oil, averaged $25.88 for 2001 compared to $30.26 in 2000 and $19.30 in 1999.

      While the crude oil price differentials between WTI and California's heavy crude has widened slightly over the last two years, the Company believes that the differential will be near its historical norms over the next several years. The crude price differential between WTI and California's heavy crude oil can be volatile and has averaged $7.25, $6.36 and $5.97 for 2001, 2000 and 1999, respectively.

      Berry markets its crude oil production to competing buyers including independent marketing, pipeline and oil refining companies. Primarily due to the Company's ability to deliver significant volumes of crude oil over a multi-year period, the Company was able to secure a three-year sales agreement, beginning in April 2000, with a major California refiner whereby the Company sells in excess of 80% of its production under a negotiated pricing mechanism. The agreement is based on a monthly determination of the highest price from any of (1) local field posted price plus a fixed bonus, (2) WTI minus a fixed differential or (3) a fixed percentage of WTI. In addition to providing a premium above field postings, the agreement effectively eliminates the Company's exposure to the risk of widening WTI-heavy crude price differentials.

      From time to time, the Company also enters into crude oil hedge contracts, the terms of which depend on various factors, including Management's view of future crude oil prices and the
Company's future financial commitments. In May of 2001, the Company entered into a one-year zero cost bracketed collar on 3,000 barrels/day (BPD) of its crude oil. The maximum the Company was obligated to pay under the hedge was $3.62/Bbl and the  maximum  the  Company  could receive  under  the  hedge  was
$5.60/Bbl. The counterparty to this hedge, Enron, filed for bankruptcy on December 2, 2001. As a result, the Company terminated this contract on December 10, 2001. During 2000, the Company maintained two bracketed zero cost collar hedge contracts with two refiners entered into in previous years as part of its price protection program. This price protection program was designed to moderate the effects of a severe price downturn while allowing Berry to participate in 100% of the upside after a maximum $3.00 per barrel payment on 6,500 BPD. Of this 6,500 BPD, Berry participated on 5,000 BPD above $15.50 per barrel and on 1,500 BPD above $17.50 per barrel. These price triggers were based on California heavy oil postings and both contracts expired at December 31, 2000.

      All of these price protection activities resulted in a net (benefit) or cost/Bbl to the Company of ($.16) in 2001, $1.31 in 2000 and $.51 in 1999. Berry's 2001 average heavy crude oil sales price was $19.70/Bbl, down $2.00, or 9% from $21.70 in 2000, and $13.08 in 1999.

     The Company had no crude oil hedges in place at December 31, 2001. However, the Company has entered into oil price protection hedges in 2002 for a one-year period beginning April 1, 2002 on a total of 5,000 BPD. Based on WTI pricing, the hedges have a floor of approximately $20.00/Bbl and a ceiling of approximately $24.00/Bbl. In addition, its existing crude oil sales agreement does provide some protection against a severe price decline. One of the Company's properties, with production in excess of 3,000 BPD, is burdened by a price-sensitive royalty. The royalty is 75% of the heavy oil posted price above $14.30 (for 2002), escalated and calculated annually. Management regularly monitors the crude oil markets and its financial commitments to determine if, when, and at what level some form of crude oil hedging or other price protection is appropriate.

Steaming Operations

      At December 31, 2001, approximately 94% of the Company's proved reserves, or 97 million barrels, consisted of heavy crude oil produced from depths averaging less than 2,000 feet. The Company, in achieving its goal of being a low-cost heavy oil producer, has focused on reducing its steam cost through the purchase of its 38 megawatt (Mw) cogeneration facility in 1995 and another 18 Mw cogeneration facility in 1996 as part of the purchase of additional oil properties in the South Midway-Sunset field. In early 1999, the Company purchased the Placerita oilfield, which is highly dependent on low-cost steam for economic production. This purchase also included a 42 Mw cogeneration facility consisting of two 21 Mw turbines. Steam generation from these facilities is more efficient than conventional steam generators, as both steam and electricity are produced from the same natural gas fuel supply. In addition, the Company's ownership of these facilities allows for control over the steam supply which is crucial for the maximization of oil production and ultimate reserve recovery.

      The Company believes that it may become advantageous to add additional productive steam capacity for its requirements at South Midway-Sunset and Placerita to allow for full development of its properties. While the Company vigorously pursued the possibility of constructing additional cogeneration facilities at various locations on its properties in 2001, the regulation of the electrical market in California is controlled by a very politically-oriented state government. The Company has been unsuccessful in obtaining an economic power sales agreement to date and has reduced its efforts regarding such contracts until the electrical marketplace in California becomes either less controlled by the state government or until the marketplace allows reasonable economics to prevail.

Midway-Sunset Field

      For its South Midway-Sunset properties, the Company's steam production for 2001 was generated by its 38 Mw and 18 Mw cogeneration facilities (approximately 13,300 barrels of steam per day (BSPD) including duct-fire, 21,000 BSPD in 2000) and, as needed, from conventional steam generators. The Company also has a steam contract from an on-site, non-owned cogeneration facility for a minimum delivery of 2,000 BSPD for use in the Company's operations. Conventional steam generators are used by the Company as warranted to maintain current production levels, to economically produce additional crude oil and as emergency back-up steam generation to the cogeneration facilities. The Company has the capability of generating approximately 17,000 BSPD from conventional steam generators on its South Midway-Sunset properties. On its North Midway-Sunset properties, the Company relies solely on conventional steam generators, which have the capability of generating approximately 3,400 BSPD, for its steam requirements.

Placerita

       On   its   Placerita  properties,  the  Company  generated
approximately 8,600 BSPD in 2001 (12,500 BSPD in 2000)  from  its
42 Mw cogeneration facility and has the capability of generating another 7,600 BSPD from conventional steam generators.

Current Steam Output
  Conventional Steam Generation

      Effective December 1, 2000, the Company shut-in most of its conventional steam generation capacity due to an unprecedented increase in natural gas prices at the Southern California border (SoCal). The natural gas price for delivery into SoCal was $14.08/Million British Thermal Units (Mmbtu) in December 2000, versus an average of $2.74/Mmbtu in 1999. Historically, the SoCal natural gas price has tracked very close to the NYMEX Henry Hub
(HH) price. The SoCal price exploded over HH in December 2000 by approximately $7.72/Mmbtu. This dramatic rise in natural gas prices made conventional steaming operations uneconomic and, thus, forced the Company to suspend most of its conventional steaming operations. High natural gas prices in California persisted into mid-2001. In August 2001, with SoCal prices at approximately $4.00/Mmbtu, the Company began generating steam from its conventional sources. For 2001, the cost of natural gas purchased averaged $5.76/Mmbtu versus $4.95/Mmbtu in 2000. On March 1, 2002, SoCal gas prices were approximately $2.40/Mmbtu.

Cogeneration Steam Generation

      Going into 2001, the Company had four Standard Offer (SO) electricity sales contracts related to its three cogeneration plants. These contracts were based primarily on natural gas costs, thus, as fuel costs rose so did the electrical revenues.

     The actions that California's two largest utilities (Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (Edison)) took in 2001 negatively impacted Berry and its operations. Edison failed to pay Berry for November 2000 through March 2001 power deliveries. PG&E made full payment for November 2000 and only partial payments, of approximately 15%, for December 2000 and January 2001 deliveries before filing for bankruptcy on April 6, 2001.

      As a result of non-payment, the Company was forced to suspend operations at its 38 Mw and Placerita Unit II (21 Mw) cogeneration facilities effective February 1, 2001. The Company also suspended operations at its 18 Mw cogeneration facility on February 17, 2001 and on Placerita Unit I (21 Mw) cogeneration facility on April 6, 2001. The PG&E bankruptcy judge approved Berry's contract terminations with PG&E in May of 2001 and on June 14, 2001, the Company was able to restart its 38 Mw and 18 Mw cogeneration facilities by selling its electricity to a creditworthy third party and began once again injecting steam into its heavy oil reservoir at its South Midway-Sunset field.

      Although Berry terminated its two contracts with Edison in early 2001, Berry and Edison agreed to reinstate the contracts under a revised pricing structure whereby Edison agreed to prepay Berry for power deliveries. One contract continued to be based on the cost of natural gas plus capacity payment while the second contract has a fixed electricity sales price of 5.37 cents/kwh plus capacity payment. Accordingly, the Company refired both 21Mw cogeneration facilities on June 27, 2001, thereby again injecting steam into its heavy oil reservoir at its Placerita field.

      The Company believes that it will be able to deliver its power generation in 2002 to paying customers and anticipates steam generation volumes from its cogeneration facilities will be similar to its pre-2001 historical levels. Until the Company can re-establish economic long-term electricity sales contracts, the cost of the Company's steam may be volatile from quarter to quarter and year to year.

      The Company has physical access to gas pipelines, such as the Kern River/El Paso and Southern California Gas Company systems, to transport its gas purchases required for steam generation. The Company has no long-term gas delivery contracts and none of the Company's cogeneration facilities are subject to any long-term gas transportation agreements. Historically, there has been sufficient capacity to deliver adequate quantities of natural gas to the Company's properties, however, it appears that pipeline capacity into and within California was constrained in late 2000 and into 2001 and was at least partially responsible for higher natural gas prices in California. In early 2001, the Company subscribed to 12,000 Mmbtu/day of firm transportation for a ten-year term on the expansion project on the Kern River Pipeline. This project is expected to begin delivering gas in mid-2003, although the project is awaiting FERC approval. The Company has no assurance that it can procure its future natural gas requirements at reasonable prices, however, the natural gas constraint that occurred in late 2000 and early 2001 seems to have abated and recent SoCal gas prices are similar to Henry Hub prices.

Electricity Contracts

     The following is a summary of the Company's cogeneration electrical contracts and various operational data:

                                       Average       Average
                                       megawatts    barrels of
               Type                    delivered      steam
                of            Contract for sale      delivered
Location    Contract(1)       Expira-  per hour(2)  per day (2)
                              tion
                    Purchaser
                                      2001   2000   2001   2000
Placerita
 Placerita I   SO2    Edison   3-2009  13.4  16.7   5,075  6,112

 Placerita II  SO2    Edison   5-2002  10.1  16.4   3,707  6,404

South Midway-
Sunset
 Cogen 18      Open   Various  6-2002   7.9  14.3   3,570  6,350
               Market
 Cogen 38      Open   Various  6-2002  20.6  34.5   9,723 15,115
               Market

(1) SO is for "Standard Offer."
(2) Approximate average for 2001 based on 365 day year and 2000 based on 366 day year.


Electricity Generation

      The Company's three cogeneration facilities, when combined, have electricity production capacity of 98 Mw of electricity per hour. Each facility is centrally-located on an oil property such that the steam generated by the facility is capable of being delivered to the oil properties that require the steam for production purposes. With higher natural gas prices impacting its operations so significantly, the Company is pursuing other opportunities to secure additional long-term sources of low-cost steam. The Company's investments in its cogeneration facilities have been for the express purpose of lowering the steam costs in its heavy oil operations and securing operating control of the respective steam generation. Expenses of operating the cogeneration plants are analyzed monthly on a companywide basis. Any profits generated from cogeneration are considered profits from electricity generation. If the expenses exceed electricity revenues, the excess expenses are charged to oil and gas operating costs.

     During the fourth quarter of 2000, the Company experienced a significant increase in the cost of natural gas, which is used as a fuel for its cogeneration plants and steam generators. To protect itself from a pending proposed decision by the California Public Utilities Commission which would de-link the Company's natural gas cost from electricity sales under its standard offer contracts, the Company entered into several derivative contracts to hedge 4,500 Mmbtu/day of natural gas purchases for the three months ended March 31, 2001. During December 2000, the Company recorded operating costs of $.3 million related to the ineffective portion of these derivative instruments and $.4 million (net of tax effects) in other comprehensive income related to unrecognized gains from these derivative instruments. In 2001, the Company earned $1.4 million pre-tax from these hedges which was recorded as a reduction to "Operating cost - electricity generation". See Notes 2 and 3 of Notes to the Financial Statements.

      One of the Company's major challenges in 2001 was to obtain the necessary approvals to sell the Company's electricity into the marketplace and enter into a contract to sell power to a creditworthy buyer. The Company terminated its two contracts with PG&E on April 2, 2001, just four days before PG&E filed for bankruptcy. On May 16, 2001, the PG&E bankruptcy judge approved a settlement that the Company had reached with PG&E whereby the utility would allow the Company to sell its power into the grid. The Company immediately entered into a sales agreement with a creditworthy third party and is delivering electricity into the grid primarily via spot sales. The Company also pursues monthly or longer-term sales arrangements. In September 2001, the Company assigned its PG&E past-due receivables to a third party for cash in the amount of $9.3 million.

      Berry also terminated its two contracts with Edison, and when Edison refused to acknowledge such terminations, Berry filed the necessary lawsuits. In June 2001, Berry and Edison reached a settlement whereby Edison would prepay Berry for power deliveries and whereby Berry agreed to "standstill" on litigation matters until December 31, 2001. Berry's Placerita II contract, which expires in May 2002, stayed on a short-run avoided cost (SRAC) pricing mechanism. Berry chose to elect the five-year fixed price of 5.37 cents per kilowatt hour pricing mechanism on its Placerita I contract, which expires in March 2009. These contract amendments were approved by the CPUC in July 2001. The Company entered into two additional contract amendments with Edison whereby 1) the Company received 10% of the past-due amount and 7% accrued interest on the past-due amount, and 2) the Company extended its litigation standstill to allow Edison to become creditworthy and Edison devised a formula payment, although no specific date for payment was established. The Company received interest monthly on the past due amount. At December 31, 2001, Edison owed the Company $13.5 million and Berry had $9.3 million recorded as collectible receivables; the difference was written-off in early 2001. On March 1, 2002, Edison paid the Company $13.5 million, representing the total past due amount plus interest. The Company will record pre-tax income of $4.2 million in the first quarter of 2002 related to this cash receipt.

     In late July 2001, Berry entered into a three-year SoCal gas swap with Enron for a price of $4.20/Mmbtu on 5,000 Mmbtu/day. The Company terminated this hedge contract with Enron on December 10, 2001, shortly after Enron declared bankruptcy and at the same time, the Company terminated its crude oil price hedge with Enron. The Company anticipates that it will enter into a similar gas purchasing hedge in the near future to protect its favorable spark spread related to Edison's fixed price contract.

Impact of Enron Bankruptcy

      As previously described in "Oil Marketing" and "Electricity Generation" the Company had commodity derivative contracts, both oil and natural gas, in place when Enron declared bankruptcy on December 2, 2001. On December 10, 2001, the Company elected to terminate all contracts with Enron and agreed with Enron as to the value of the contracts as of termination. Based on this agreed value, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2001 and recorded a liability of $1.3 million which is anticipated to be remitted upon the approval of the termination agreement by the Enron bankruptcy judge. The Company had a signed International Swap Dealer's Association (ISDA) master agreement with Enron which allowed for the netting of any receivables and liabilities arising thereunder.

Environmental and Other Regulations

       Berry Petroleum Company is committed to responsible management of the environment, health and safety, as the environment as the Company strives to achieve the long-term goal of sustainable development. Berry makes environmental, health and safety protection an integral part of all business activities, from the acquisition and management of its resources through the decommissioning and reclamation of its wells and facilities. With safety protection one of the key focuses, the Company has gone almost three years without a lost-time accident by any of its employees.

       The oil and gas production business in which Berry participates is complex. All facets of the Company's operations are affected by a myriad of federal, state, regional and local laws, rules and regulations. Berry is further affected by changes in such laws and by constantly changing administrative regulations. Furthermore, government agencies may impose substantial liabilities if the Company fails to comply with such regulations or for any contamination resulting from the Company's operations.

      Therefore, Berry has programs in place to address risks, to train employees in the proper performance of their duties and to incorporate viable new technologies. The costs incurred to ensure compliance with environmental, health and safety laws and other regulations are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to these matters.

     Currently, California environmental laws and regulations are being revised to provide for additional emission reductions. Although these requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect the Company any differently, or to any greater or lesser extent, than other companies in California. Berry believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company's operations or financial condition. There can be no assurances, however, that changes in, or additions to, laws and regulations regarding the protection of the environment will not have such an impact in the future.

      Berry maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not aware of any environmental claims existing as of December 31, 2001 that would have a material impact upon the Company's financial position, results of operations, or liquidity.

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

Employees

      On December 31, 2001, the Company had 110 full-time employees, down from 115 employees at year-end 2000.

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

      During 2001, like 2000, the primary focus at Midway-Sunset was continued development of the Formax properties acquired in 1996 and the continued application of horizontal well technology in the Monarch sands. Of the 34 wells drilled in this field in 2001, 17 were drilled on the Formax properties, and 13 were horizontal wells. The Company's objectives using this innovative technology are to improve ultimate recovery of original oil-in-place, reduce the development and operating costs of the properties and accelerate production. In 2002, the Company plans to drill an additional 39 wells in this field, including 13 on the Formax properties, 11 of which will be horizontal.

     Included in the Company's 2002 development plans for Midway-Sunset are seven exploitation wells, in both the North and South Midway-Sunset areas. In the North Midway-Sunset area, a corehole will be drilled to evaluate the extent of the diatomite accumulation in addition to four delineation wells to evaluate the extent of our 2001 step-out discovery in the Upper Tulare Zone.

      Placerita - The Placerita property consists of six leases (three federal) and three fee properties totaling approximately 750 acres. The Company estimates current reserves from Placerita account for approximately 20% of Berry's proved oil and gas reserves and approximately 19% of Berry's daily production. The average depth of these wells is 1,800 feet and the properties rely extensively on thermal methods, primarily steam flooding.

      During 2001, the Company drilled three wells at Placerita, one of which was a water disposal service well. The other two wells were the first wells drilled as Phase One of a major development campaign at the north end of the field. Included in the Company's 2002 development plans for Placerita is the continuation of the north end development with four steamflood injection wells, three steamflood producers, and a step-out evaluation well.

     Montalvo - Berry owns a 100% working interest in six leases, totaling 8,563 acres, in Ventura County, California comprising the entire Montalvo field. The State of California is the lessor for two of the six leases. The Company estimates current proved reserves from Montalvo account for approximately 5% of Berry's proved oil and gas reserves and approximately 7% of Berry's daily production. The wells produce from an average depth of approximately 11,500 feet. No new wells were drilled in 2001. There are no plans at this time to drill any new wells in 2002, however one remedial is planned. We are also pursuing the possibility of running a seismic program over selected portions of the developed area of the field in 2002 to confirm suspected bypassed oil and gas accumulations in this highly faulted, geologically complex field.

      South Joe Creek - In April 2001, Berry purchased a 15.83% non-operated working interest in the South Joe Creek coalbed methane field. The Company purchased interests in federal, state and local leases totaling approximately 5,800 acres in the Campbell County portion of the Powder River Basin in Wyoming. There were 18 wells (3 net) in existence at the time of the purchase and 67 additional wells (11 net) were drilled in 2001. Another 19 wells (3 net) are planned for drilling and completion in 2002. On February 10, 2002, the production rate was 6.62 million cubic feet of gas (1.05 net) per day.

      The following is a summary of the Company's capital expenditures incurred during 2001 and 2000 and projected capital expenditures for 2002.

                  CAPITAL EXPENDITURES SUMMARY
                         (in thousands)


                             2002(1)      2001      2000
                           (Projected)
  South Midway-Sunset Field
    New wells                $6,550     $ 4,725  $ 10,128
    Remedials/workovers         900       1,119     1,373
    Facilities                1,380       3,785     1,333
                             ------      ------    ------
                              8,830       9,629    12,834
                             ------      ------    ------
  Placerita
    New wells                 4,050         782     2,669
    Remedials/workovers           -         465     1,001
    Facilities                4,495       1,660     4,543
                             ------      ------    ------
                              8,545       2,907     8,213
                             ------      ------    ------
  North Midway-Sunset Field
    New wells                   840          74     1,257
    Remedials/workovers           -         248       212
    Facilities                    -         284        76
                             ------      ------    ------
                                840         606     1,545
                             ------      ------    ------
  Montalvo
    Remedials/workovers         100         674       420
    Facilities                  265         331     1,295
                             ------      ------    ------
                                365       1,005     1,715
                             ------      ------    ------
  South Joe Creek (2)
    New wells                   297         593         -
    Facilities                  248          79         -
                             ------      ------    ------
                                545         672         -
                             ------      ------    ------
  Other                         446          76       946
                             ------      ------    ------
  Totals                    $19,571     $14,895   $25,253
                             ======      ======    ======
          (1)     Budgeted capital expenditures may  be  adjusted
          for  numerous  reasons including, but not  limited  to,
          oil,  natural  gas and electricity price  levels.   See
          Item   7.  Management's  Discussion  and  Analysis   of
          Financial Condition and Results of Operations.

          (2) Represents Berry's net share, or 15.83%, of the total expenditures.

Exploration

      The Company did not participate in the drilling of any exploratory wells in 2001 or 2000 and has none budgeted for 2002. In recent years, the Company has concentrated on growth through development of existing assets and strategic acquisitions. The Company is pursuing an acquisition strategy which may include some exploration drilling in the future.

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

Oil and Gas Reserves

      The Company continued to engage DeGolyer and MacNaughton (D&M) to estimate the proved oil and gas reserves and the future net revenues to be derived from properties of the Company for the year ended December 31, 2001. D&M is an independent oil and gas consulting firm located in Dallas, Texas. In preparing their reports, D&M reviewed and examined geologic, economic, engineering and other data considered applicable to properly determine the reserves of the Company. They also examined the reasonableness of certain economic assumptions regarding forecasted operating and development costs and recovery rates in light of the economic environment on December 31, 2001. For the Company's operated properties, these reserve estimates are filed annually with the U.S. Department of Energy. Refer to the Supplemental Information About Oil & Gas Producing Activities (Unaudited) for the Company's oil and gas reserve disclosures.

Production

     The following table sets forth certain information regarding production for the years ended December 31, as indicated:

                                             2001     2000    1999
  Net annual production:(1)
    Oil (Mbbls)                            4,996     5,434    5,060
    Gas (Mmcf)                               288       199      180
  Total equivalent barrels(2)              5,044     5,467    5,090
  Average sales price:
    Oil (per Bbl)                         $19.70    $21.70   $13.08
    Gas (per mcf)                           5.09      4.34     1.90
    Per BOE                                19.79     21.72    13.07
  Average  operating cost - oil  and  gas   7.99      8.20     5.47
  production (per BOE)(3)

  (1) Net production represents that owned by Berry and produced to its interest, less royalty and other similar interests.

  (2)  Equivalent oil and gas information is at a ratio of 6 thousand cubic feet (mcf) of natural gas to 1 barrel (Bbl) of oil.  A barrel
     of oil   (Bbl) is equivalent to 42 U.S. gallons.

  (3) Includes monthly expenses in excess of monthly revenues from cogeneration operations (per BOE) of $1.31, $0.53 and $0 for 2001, 2000 and 1999, respectively. See Note 2 to the financial statements.

Acreage and Wells

     At December 31, 2001, the Company's properties accounted for the following developed and undeveloped acres:

                           Developed Acres    Undeveloped Acres
                           Gross      Net      Gross      Net

  California               7,226     7,226     7,244    7,244
  Other                    3,720       573     1,746      277
                          ------    ------    ------   ------
                          10,946     7,799     8,990    7,521
                          ======    ======    ======   ======
      Gross acres represent acres in which Berry has a working interest; net acres represent Berry's aggregate working interests in the gross acres.

     Berry currently has 2,466 gross oil wells (2,461 net) and 88 gross gas wells (17 net). Gross wells represent the total number of wells in which Berry has a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by Berry. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity

     The following table sets forth certain information regarding
Berry's drilling activities for the periods indicated:

                        2001            2000           1999
                     Gross  Net    Gross    Net    Gross   Net
  Exploratory
  wells drilled:
    Productive        -       -      -        -      -        -
    Dry(1)            -       -      -        -      -        -
  Development
  wells drilled:(2)
    Productive      103      47     81       81     21       21
    Dry(1)            1       -      -        -      -        -
  Total wells drilled:
    Productive      103      47     81       81     21       21
    Dry(1)            1       -      -        -      -        -

  (1) A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

  (2) Wells drilled for 2001 include 67 wells gross, 11 wells net that were drilled at South Joe Creek which the Company acquired in 2001 and holds a 15.83% working interest.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Executive Officers

      Listed below are the names, ages (as of December 31, 2001) and positions of the executive officers of Berry and their business experience during at least the past five years. All officers of the Company are appointed in May of each year at an organizational meeting of the Board of Directors. There are no family relationships between any executive officer and members of the Board of Directors.

      JERRY V. HOFFMAN, 52, Chairman of the Board, President and Chief Executive Officer. Mr. Hoffman has been President and Chief Executive Officer since May 1994 and President and Chief Operating Officer from March 1992 until May 1994. Mr. Hoffman was added to the Board of Directors in March 1992 and named Chairman in March 1997. Mr. Hoffman held the Senior Vice President and Chief Financial Officer positions from January 1988 until March 1992.

      RALPH J. GOEHRING, 45, Senior Vice President and Chief Financial Officer. Mr. Goehring has been Senior Vice President since April 1997, Chief Financial Officer since March 1992 and was Manager of Taxation from September 1987 until March 1992. Mr. Goehring is also an Assistant Secretary for the Company.

       GEORGE T. CRAWFORD, 41, has been Vice President of Production since December 2000 and was Manager of Production, from January 1999 to December 2000. Mr. Crawford, a petroleum engineer, was previously the Production Engineering Supervisor for ARCO Western Energy. Mr. Crawford was employed by ARCO from 1989 to 1998 in numerous engineering and operational assignments including Production Engineering Supervisor, Planning and Evaluation Consultant and Operations Superintendent.

      MICHAEL DUGINSKI, 35, is the Vice President of Corporate Development. Mr. Duginski, a mechanical engineer, has a Masters in Business Administration and was previously with Texaco, Inc. where he was responsible for new business development and gas and power operations. Mr. Duginski was hired by the Company effective February 1, 2002.

     BRIAN L. REHKOPF, 54, has been Vice President of Engineering since March 2000 and was Manager of Engineering from September
1997 to March 2000. Mr. Rehkopf, a registered petroleum engineer, joined the Company's engineering department in June 1997 and was previously a Vice President and Asset Manager with ARCO Western Energy, a subsidiary of Atlantic Richfield Corp.
(ARCO) since 1992 and an Operations Engineering Supervisor with ARCO from 1988 to 1992. Mr. Rehkopf is also an Assistant Secretary for the Company.

     DONALD A. DALE, 55, has been Controller since December 1985.

      KENNETH  A.  OLSON, 46, has been Corporate Secretary  since
December 1985 and Treasurer since August 1988.

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

     Berry's Class A Common Stock is listed on the New York Stock
Exchange under the symbol "BRY". The Class B Stock is not publicly traded. The market data and dividends for 2001 and 2000 are shown below:

                      2001                      2000
             Price Range   Dividends    Price Range     Dividends
            High     Low   per Share  High        Low   Per Share

 First     $14.75  $12.05   $.10     $17.875    $14.063   $.10
 Quarter
 Second     15.05   11.00    .10      17.313     14.625    .10
 Quarter
 Third      16.99   13.65    .10      19.875     16.500    .10
 Quarter
 Fourth     17.75   14.26    .10      18.188     11.625    .10
 Quarter

      The closing price per share of Berry's Common Stock, as reported on the New York Stock Exchange Composite Transaction Reporting System for February 15, 2002, December 31, 2001 and December 31, 2000 was $14.17, $15.70 and $13.375, respectively.

      The  number  of  holders of record of the Company's  Common
Stock was 744 (and approximately 3,600 street name shareholders) as of February 15, 2002. There was one Class B Stockholder of record as of February 15, 2002.

      In August 2001, the Board of Directors authorized the Company to repurchase $20 million of Common Stock in the open market. As of December 31, 2001, the Company had repurchased 308,075 shares for approximately $5.1 million. All shares repurchased were retired.

      Since  Berry  Petroleum Company's formation  in  1985,  the
Company has paid dividends on its Common Stock for eight consecutive semi-annual periods through September 1989 and for 49 consecutive quarters through December 31, 2001. The Company intends to continue the payment of dividends, although future dividend payments will depend upon the Company's level of earnings, operating cash flow, capital commitments, financial covenants and other relevant factors.

     At December 31, 2001, dividends declared on 4,000,894 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B group, for as long as this remaining member shall live.

Item 6.  Selected Financial Data

     The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in Item 8, 'Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 2001 were derived from the audited financial statements and the accompanying notes to those financial statements (in thousands, except per share, per BOE and % data):

                               2001       2000      1999     1998     1997
 Statement of Operations Data:
 Sales of oil and gas       $100,146   $118,801 $ 66,615  $ 39,858 $ 67,172
   Sales of electricity       35,917     52,765   33,731    15,680   17,190
   Operating costs - oil and
    gas production            40,281     44,837   27,829    18,272   22,589
   Operating costs -
    electricity generation    35,506     50,566   27,930    15,236   17,008
   General and administrative
    expenses (G&A)             7,174      7,754    6,269     3,975    5,907

   Depreciation, depletion &
    amortization (DD&A)       16,520     14,030   12,294    10,080   10,138
   Net income                 21,938     37,183   18,006     3,879   19,260
   Basic net income per
    share                       1.00       1.69      .82       .18      .88
   Weighted average number
    of shares outstanding     21,973     22,029   22,010    22,007   21,976
 Balance Sheet Data:
   Working capital          $  5,837   $ (1,154)$  8,435  $  9,081 $ 11,499
   Total assets              232,526    238,359  207,649   173,804  177,724
   Long-term debt             25,000     25,000   52,000    30,000   32,000
   Shareholders' equity      153,153    145,224  116,213   106,924  111,871
   Cash dividends per share      .40        .40      .40       .40      .40
 Operating Data:
   Cash flow from operations  35,433     65,934   24,809    19,924   31,401
 Capital    expenditures
  (excluding acquisitions)    14,895     25,253    9,122     6,981   18,597
 Property/facility -
   acquisitions                2,273      3,182   33,605     2,991        -
 Oil    and   gas   producing
 operations (per BOE):
   Average sales price      $  19.79   $  21.72 $  13.07  $   9.05 $  14.71
   Average operating cost(1)    7.99       8.20     5.47      4.15     4.96
   G&A                          1.42       1.42     1.23       .90     1.30
                              ------     ------   ------    ------   ------
   Cash flow                   10.38      12.10     6.37      4.00     8.45
   DD&A                         3.28       2.57     2.42      2.29     2.23
                              ------     ------   ------    ------   ------
   Operating income         $   7.10   $   9.53 $   3.95  $   1.71 $   6.22
                              ======     ======   ======    ======   ======
 Production (BOE)              5,044      5,467    5,090     4,399    4,550
 Production (Mwh)                456        764      728       448      446
 Proved Reserves Information:
  Total BOE                  102,855    107,361  112,541    92,609  101,043
  Present  value (PV10) of
  estimated future cash
  flow before income taxes  $356,556   $721,770 $714,555  $113,811 $376,459
  Year-end average BOE
  price for PV10 purposes      14.18      20.63    19.41      7.05    12.19
 Other:
  Return on average
  shareholders' equity         14.7%      28.5%    16.5%      3.5%    18.1%
  Return on average total
  assets                        8.7%      16.8%     9.0%      2.2%    10.9%
  Total debt/total debt
  plus equity                  14.0%      14.7%    30.9%     21.9%    22.2%
  Year-end stock price      $  15.70   $ 13.375 $ 15.125  $ 14.188 $ 17.438
  Year-end market
  capitalization            $341,192   $294,699 $332,920  $312,247 $383,510

 (1) Including monthly
 expenses in excess of
 monthly   revenues from
 cogeneration operations    $   1.31   $   0.53 $      -  $   0.14  $   0.48

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

     The following discussion provides information on the results of operations for each of the three years ended December 31, 2001, 2000 and 1999 and the financial condition, liquidity and capital resources as of December 31, 2001 and 2000. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

      The  profitability  of  the  Company's  operations  in  any particular accounting period will be directly related to the average realized prices of oil, gas and electricity sold, the type and volume of oil and gas produced and electricity generated and the results of acquisition, development, exploitation and exploration activities. The average realized prices for natural gas and electricity will fluctuate from one period to another due to regional market conditions and other factors, while oil prices will be predominantly influenced by world supply and demand. The aggregate amount of oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. The cost of natural gas used in the Company's steaming operations and electrical generation, production rates, labor, maintenance expenses and production taxes are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing principal factors, among others.

                     Results of Operations

      The Company earned $21.9 million, or $1.00 per share, in 2001, down 41% from $37.2 million, or $1.69 per share, in 2000, but up 22% from $18 million, or $.82 per share in 1999. Income earned in 2001 represents the second highest income ever achieved by the Company, exceeded only by the $37.2 million earned in 2000. The decrease in income from 2000 was primarily related to lower crude oil prices and lower production which was a direct result of the suspension of steam operations in 2001 due to the California energy crisis and the writedown of electricity receivables from two of California's insolvent public utilities.

      The following table presents certain operating data for the years ended December 31, 2001, 2000 and 1999:

                                            2001     2000     1999
Oil and Gas
Net production - BOE/D                     13,820   14,937   13,946

Per BOE:
  Average sales price                      $19.79   $21.72   $13.07
  Operating costs(1)                         7.50     7.77     4.95
  Production taxes                            .49      .43      .52
    Total operating costs                    7.99     8.20     5.47
  DD&A                                       3.28     2.57     2.42
  G&A                                        1.42     1.42     1.23
  Interest expense                            .74      .58      .78

Electricity
  Electric power produced -
     megawatt (Mw) hrs/day                  1,251    1,979    1,957
   Average sales price/Mw                  $78.68   $72.85   $47.22
   Fuel gas cost/Mmbtu                       5.76     4.95     2.74

(1) Including monthly expenses in excess of monthly revenues from cogeneration operations of $1.31, $0.53 and $0 in 2001, 2000 and 1999, respectively.

BOE/D - Barrels of oil equivalent per day

      Operating income from oil and gas producing operations was $42.2 million in 2001, down from $60.3 million in 2000, but up from $26.8 million in 1999. The decrease from 2000 was primarily due to lower sales of oil and gas and higher DD&A, partially offset by lower operating costs. Sales of oil and gas were
$100.1  million in 2001, down from $118.8 million  in  2000,  but higher than $66.6 million in 1999. The decrease from 2000 was related to both lower production and sales prices and the increase from 1999 was due to higher oil prices partially offset by slightly lower production. Production in 2001 at 13,820 BOE/D was 7% and 1% lower than 14,937 in 2000 and 13,946 in 1999, respectively. Production for 2001 peaked at approximately 16,000 BOE/D in the first quarter before the effects of the suspension of steaming operations took effect. The extremely high natural gas costs during the California energy crisis and the suspension of utility payments for cogeneration power made steaming uneconomic for several months in the first half of 2001. The Company was forced to curtail conventional steaming operations in late 2000 and suspend the majority of its cogeneration operations in February 2001 with the remaining turbine shut-in in early April. In June, the Company began increasing its steaming activities, with normal injection levels re-established in August. Due to the steam curtailment, crude oil production fell to a low of approximately 12,800 BOE/D before recovering to a level of approximately 14,000 BOE/D at year-end. The Company expects 2002 crude oil production levels to average approximately 15,000 BOE/D.

     Oil prices for 2001 were quite strong until the aftermath of September 11 reduced worldwide demand for crude oil and refined products. The average price received/BOE in 2001 of $19.79 was only slightly lower than $21.72 in 2000 and was 51% higher than $13.07 received in 1999. Post September 11, crude oil prices fell $9/Bbl to a low of $11.00 for California heavy oil but subsequently rebounded to $13.25/Bbl at year-end and to $15.25 as of February 13, 2002.

      Operating costs per barrel in 2001 were $7.99, down from $8.20 in 2000, but higher than $5.47 in 1999. The most significant factor in the reduction of operating costs from 2000 was the suspension of steaming operations. Not only was the cost of gas dramatically reduced, but other factors in the Company's cost structure, such as production rig cost, chemicals for water treating and other areas were greatly diminished or eliminated for the period in which steaming was suspended. Although the suspension was a positive factor in lowering operating costs in 2001, it did, of course, come at the cost of declining production levels. Other factors contributing to the decline in operating costs were the 3D project performed on the Company's Midway-Sunset properties in 2000, higher environmental remediation costs in 2000 and savings from facility consolidation projects on several of the Company's core properties in 2001. It should be pointed out that in the period of suspended cogeneration operations, it was necessary to purchase additional electricity from two California utilities at very high per unit costs which resulted in an increase in power costs of approximately $1.1 million over 2000 levels. The Company estimates that the operating cost per barrel in 2002 will average $7.00 to $8.00 given the current development plan and operating environment.

     The Company has seen a drastic decline in electricity prices during 2001. Although the average price received for the Company's power was comparable at $.078/Kwh for both 2000 and 2001, the trend in electricity pricing is toward much lower prices which had a negative impact on the Company's steam costs in the fourth quarter of 2001 and will also affect 2002 costs and beyond. Although the Company has negotiated electricity sales contracts on its two Placerita turbines at attractive prices, the remaining electricity generated is sold on the open market which currently has been priced at just $.025/Kwh.

      As the Company entered 2001, the California energy crisis was just unfolding. Two of the state's major utilities were experiencing extreme cash flow problems related to their inability to pass their cost to obtain electricity to retail and industrial customers. Therefore, in the early portion of 2001, these two utilities suspended payment for electric power produced by the Company under longstanding Standard Offer contracts. The Company was forced to take actions to protect the liquidity of the Company. Prior to Pacific Gas and Electric Company's (PG&E) bankruptcy, the Company terminated its power purchase contracts with PG&E. The Bankruptcy Court confirmed these terminations and Berry paid $.2 million pursuant to the settlement and stipulation with PG&E. In June 2001, the Company entered into a contract with a creditworthy power marketer and re-established power production from its homebase cogeneration capacity. In September 2001, the Company assigned its past-due receivables for approximately 77% of the balance owed by PG&E which effectively ended the Company's direct involvement with PG&E's default.

       The Company filed litigation against Edison and the California Independent System Operator (ISO) on May 2 and May 7, 2001 to recover non-payment for deliveries of electricity from November 2000 through March 2001 and to resolve other contractual matters. The lawsuits were ultimately coordinated with those of other "qualified facilities" and, on June 27, 2001, the Company and Edison entered into amendments with respect to its existing Power Purchase Agreements which became effective on July 18, 2001. The amendments provided for a standstill of litigation and other matters. On August 27, 2001, the Company entered into Implementing Agreements concerning these amendments requiring the suspension of legal proceedings during the agreed to "Standstill Period". The above agreements were approved by the Court on September 19, 2001. One of the two agreements will expire under its own terms in May 2002, at which time the Company will need to make other arrangements for the sale of the corresponding electricity production. The Standstill Period was extended by a further amendment on December 10, 2001 and a payment formula was established whereby Edison was to make payments, although there was no date identified. Additionally, Edison was required to make monthly payments in advance for power to be delivered and to make interest payments on the outstanding balance until the balance is paid or the amendments terminate. On March 1, 2002, Edison paid the Company $13.5 million, representing the total past-due amount plus interest. The Company will record pre-tax income of $4.2 million in the first quarter of 2002 related to this cash receipt.

      At year-end the Company had no commodity hedges in place. In December, the Company terminated its crude oil and natural gas derivative contracts with Enron and recognized a net pre-tax loss on termination of these contracts of $1.5 million. The Company anticipates that it will enter into similar gas purchase hedges in the near future in an effort to manage its "spark spread" (the difference between the price received for the sale of electricity and the cost of natural gas) and lower its operating costs.

     DD&A on a per barrel basis increased to $3.28, up from $2.57 in 2000 and $2.42 in 1999. The increase from prior years was primarily due to a higher depreciable basis resulting from the 2001 and 2000 development activity and facility improvements at the Company's cogeneration facilities and the amortization of the remaining capitalized costs related to the Standard Offer electricity sales contracts which were terminated in 2001. The Company expects DD&A to be slightly lower in 2002 compared to 2001.
                             General

      G&A expenses in 2001 were $7.2 million, or $1.42 per BOE, down 8% from $7.8 million in 2000, but up 14% from $6.3 million in 1999. The decrease from 2000 was primarily the result of lower personnel costs, legal expenses and consulting charges. The Company expects similar G&A expenses in 2002 compared to 2001.

     Interest expense increased in 2001 to $3.7 million from $3.2 million in 2000, but decreased from $4.0 million in 1999. To ensure liquidity, the Company drew down $45 million from its credit facility in early 2001 to compensate for the large unpaid receivables from electricity sales in late 2000 and the early months of 2001. The receivable for one of the two utilities was sold in the third quarter eliminating approximately half of the remaining receivable balance. These funds and internally generated funds were sufficient to pay off the $45 million drawdown by the end of the third quarter of 2001. The debt repayment along with much lower interest rates has resulted in lower interest costs incurred thus far in 2002 compared to the average rate experienced in 2001.

      The Company experienced an effective income tax rate of 19.5% in 2001, down from 28% and 21% in 2000 and 1999, respectively. The lower effective tax rate is primarily a result of significant enhanced oil recovery (EOR) tax credits earned by the Company's continued investment in the development of its thermal EOR projects, both through capital expenditures and continued steam injection volumes. This is the fourth consecutive year that the Company has achieved an effective tax rate below 30%, versus the combined federal and state statutory rate of 40%. The Company believes it will continue to earn significant EOR tax credits and have an effective tax rate below 30% in 2002.

      Financial Condition, Liquidity and Capital Resources

      Working capital at December 31, 2001 was $5.8 million, up from ($1.2) million at December 31, 2000, but down from $8.4 million in 1999. Net cash provided by operations was $35.4 million, down 46% from the all-time record of $65.9 million achieved in 2000, but 43% higher than $24.8 million in 1999. The Company used these funds to pay for capital expenditures of $14.9 million, pay dividends of $8.8 million, acquire an interest in producing properties and drillable acreage of $2.3 million and increase the company's cash balance by $4.5 million to a healthy balance of $7.2 million at December 31, 2001. The Company's net debt (i.e., its outstanding long-term debt of $25 million less working capital) was $19.2 million.

      The Company has a $150 million revolving bank facility with a banking group. As of December 31, 2001, approximately $118 million is available under the agreement after deducting the $25 million long-term debt and $6.7 million in outstanding Letters of Credit.

      As of June 30, 2001, the Company was owed $15.0 million by Edison for power produced between November 2000 and March 2001. In the third quarter of 2001, $1.5 million of the total was received, leaving a remaining balance of $13.5 million as of December 31, 2001. Of this balance, $9.3 million was recorded as collectible receivables at December 31, 2001. On March 1, 2002, Edison paid the Company $13.5 million, representing the total amount due plus interest. The Company presently intends to use these funds to reduce its long-term debt of $25 million to approximately $12 million.

      In August 2001, the Board of Directors authorized the Company to repurchase $20 million of Common Stock in the open market. As of December 31, 2001, the Company had repurchased 308,075 shares for approximately $5.1 million. All shares repurchased were retired.

      The Company has budgeted $19.6 million in capital projects in 2002 consisting of the drilling of 52 Company operated wells on its core California properties, 11 of which will be horizontal, and 33 non-operated (gross wells) in the South Joe Creek field in Wyoming. The development program will also include 31 remedial jobs and other facility improvements of $6.4 million all at the Company's core California properties.

      At year-end, the Company had no subsidiaries, no special purpose entities and no off-balance sheet debt. The Company did not enter into any significant related party transactions in 2001.

                  Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.

     A critical accounting policy is one that is important to the portrayal of the Company's financial condition and results, and requires Management to make difficult subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes the following accounting policies are critical policies; accounting for oil and gas reserves, environmental liabilities, income taxes and asset retirement obligations.

      Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas in which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The oil and gas reserves are based on estimates prepared by independent engineering consultants and are used to calculate DD&A and determine if any potential impairment exists related to the recorded value of the Company's oil and gas properties.

      The Company reviews, on a quarterly basis, its estimates of costs of compliance with environmental laws and the cleanup of various sites, including sites in which governmental agencies have designated the Company as a potentially responsible party. When it is probable that obligations have been incurred and where a minimum cost or a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued.

      The Company makes certain estimates, which may include various tax planning strategies, in determining taxable income, the timing of deductions and the utilization of tax attributes.

     Management is required to make judgments based on historical experience and future expectations on the future abandonment cost, net of salvage value, of its oil and gas properties and equipment. The Company reviews its estimate of the future obligation periodically and accrues the estimated obligation monthly based on the units of production method.

                       Impact of Inflation

      The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.

                 Recent Accounting Developments

      In  July  2001,  the Financial Accounting Standards  Boards
(FASB) issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement will be effective in the first quarter of 2002. The Company anticipates that the impact of this new standard will have an immaterial impact on the financial statements taken as a whole.

     In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which supersedes the Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The Statement also provides specific guidance on testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. All provisions of this Statement will be effective in the first quarter of 2002. The Company anticipates that the impact of this new standard will have an immaterial impact on the financial statements taken as a whole.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective at the beginning of fiscal 2003. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the first quarter of 2002. The Company anticipates that the impact of this new standard will have an immaterial impact on the financial statements taken as a whole.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

      The Company has significant market risk exposure related to the prices received for the sale of its crude oil. A $1 change in oil price will equate to an approximately $5.5 million change in annual revenues. The Company periodically enters into hedge contracts to manage the oil price risk. The Company had no crude oil hedges in place at December 31, 2001. However, the Company has entered into oil price protection hedges in 2002 for a one-year period beginning April 1, 2002 on a total of 5,000 BPD. Based on WTI pricing, the hedges have a floor of approximately $20.00/Bbl and a ceiling of approximately $24.00/Bbl. The Company is also at risk for a widening of the differential between the WTI crude oil price and the posted price of the Company's heavy crude oil. To minimize this risk, the Company has a sales contract in place through March 31, 2003 for over 80% of its crude oil production which is priced at the higher of (1) local field posting plus a bonus, (2)WTI minus a fixed differential or (3)a fixed percentage of WTI.

      The Company also has market risk exposure related to the price received for the sale of its electricity production and the cost paid by the Company for the natural gas used in its cogeneration operations. The Company's three cogeneration facilities, when combined, have electricity production capacity of 98 Mw of electricity/hour (Mwh). Of this total, the Company sells approximately 92 Mwh and the remaining 6 Mwh is consumed in the Company's operations. The Company's goal is to control its "spark spread" (the difference between the sales price received for its electricity and the cost to purchase natural gas used as fuel in the cogeneration operations). This was an extremely difficult goal to achieve during 2001 primarily due our early electrical contract terminations arising out of the utility purchasers' default and the volatility in the electrical market and in natural gas prices. The Company consumes approximately 27,000 Mmbtu/day of natural gas as fuel in these facilities. A change of $.10/Mmbtu in the cost of natural gas equates to a change of approximately $1.0 million in operating costs.

      The Company has a long-term electricity sales contract in place at a fixed price of $53.70/Mwh plus capacity on approximately 19 Mwh of electricity production with a major utility. A change of $1/Mwh in the price received for electricity on the remaining 73 Mwh equates to approximately $.6 million in annual revenues. The Company is a party to another electricity sales contract for approximately 19 Mwh that is based on a short-run avoided cost (SRAC) pricing mechanism. This provides the Company an electricity price that is directly related to the cost of natural gas. However, this contract terminates in May 2002, whereupon this volume may be sold on the open market. The remainder of the electricity is sold primarily on the open market to a creditworthy customer. As the electricity market stabilizes in California, the Company anticipates entering into longer-term sales contracts for its electricity. The Company was able to enter into a four-month sales contract through June 30, 2002 under which the Company will deliver 25 Mwh of electricity, plus a cash payment, in exchange for a sufficient volume of natural gas needed to generate the 25 Mwh of electricity to fulfill the contract, thereby protecting the spark spread on this volume. The Company is pursuing longer-term arrangements on the sale of its electricity and may enter into additional hedges on its natural gas purchases to seek to improve the spark spread related to these non-utility volumes.

                   Forward Looking Statements

"Safe harbor under the Private Securities Litigation Reform Act of 1995": With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil, gas and electricity, gas transportation availability, the non-existence of a liquid
marketplace   for   electricity  purchases   and   sales   within
California, competition, environmental risks, litigation uncertainties, drilling, development and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, the availability of drilling rigs and other support services, legislative, California Public Utilities Commission, Federal Energy Regulatory Commission, and/or judicial decisions and other government regulations.

Item 8.  Financial Statements and Supplementary Data


                     BERRY PETROLEUM COMPANY
                Index to Financial Statements and
                       Supplementary Data


                                                          Page

Report of PricewaterhouseCoopers LLP,
  Independent Accountants                                  23

Balance Sheets at December 31, 2001 and 2000               24

Statements of Operations for the
  Years Ended December 31, 2001, 2000 and 1999             25

Statements of Comprehensive Income for the
  Years Ended December 31, 2001, 2000 and 1999             25

Statements of Shareholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999             26

Statements of Cash Flows for the
  Years Ended December 31, 2001, 2000 and 1999             27

Notes to the Financial Statements                          28

Supplemental Information About Oil & Gas
  Producing Activities                                     40

Financial  statement schedules have been omitted since  they  are
either   not  required,  are  not  applicable,  or  the  required
information is shown in the financial statements and related notes.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Berry Petroleum Company

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Berry Petroleum Company (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP

February 11, 2002, except as to Note 14, which is as of March 1, 2002

Los Angeles, California

                     BERRY PETROLEUM COMPANY
                         Balance Sheets
                   December 31, 2001 and 2000
            (In Thousands, Except Share Information)

                                                     2001         2000
                     ASSETS
Current assets:
 Cash and cash equivalents                         $  7,238    $   2,731
 Short-term investments available for sale              594          582
 Accounts receivable                                 17,577       26,420
 Prepaid expenses and other                           2,792        5,190
                                                   --------     --------
      Total current assets                           28,201       34,923

Oil   and   gas  properties  (successful  efforts   203,413      201,643
basis), buildings and equipment, net
Other assets                                            912        1,793
                                                   --------     --------
                                                  $ 232,526    $ 238,359
                                                   ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  11,197    $  28,678
 Accrued liabilities                                  7,089        2,288
 Federal and state income taxes payable               4,078        5,110
                                                   --------     --------
      Total current liabilities                      22,364       36,076

Long-term debt                                       25,000       25,000
Deferred income taxes                                32,009       32,059

Commitments and contingencies (Note 9)                    -            -

Shareholders' equity:
  Preferred  stock,  $.01  par  value,  2,000,000
  shares authorized; no shares outstanding                -            -
 Capital stock, $.01 par value:
   Class  A  Common  Stock,  50,000,000  shares
    authorized; 20,833,094  shares issued  and
    outstanding (21,134,667 in 2000)                    208          211
   Class B Stock, 1,500,000 shares authorized;
    898,892   shares  issued  and  outstanding
   (liquidation preference of $899)                       9            9
 Capital in excess of par value                      48,905       53,686
 Accumulated other comprehensive income                   -          441
 Retained earnings                                  104,031       90,877
                                                   --------     --------
       Total shareholders' equity                   153,153      145,224
                                                   --------     --------
                                                  $ 232,526    $ 238,359
                                                   ========     ========

The accompanying notes are an integral part of these financial statements.

                     BERRY PETROLEUM COMPANY
                    Statements of Operations
          Years ended December 31, 2001, 2000 and 1999
              (In Thousands, Except Per Share Data)

                                          2001       2000       1999
Revenues:
  Sales of oil and gas                 $ 100,146  $ 118,801 $  66,615
  Sales of electricity                    35,917     52,765    33,731
  Interest and dividend income             2,150        447       674
  Other income                               328         36       186
                                        --------   --------  --------
                                         138,541    172,049   101,206
                                        --------   --------  --------
Expenses:
  Operating costs - oil and gas
   production                             40,281     44,837    27,829
  Operating costs - electricity
   generation                             35,506     50,566    27,930
  Depreciation, depletion &
   amortization                           16,520     14,030    12,294
  General and administrative               7,174      7,754     6,269
  Interest expense                         3,719      3,186     3,973
  Write-off of electricity receivables     6,645          -         -
  Termination of derivative contracts      1,458          -         -
                                        --------   --------  --------
                                         111,303    120,373    78,295
                                        --------   --------  --------
Income before income taxes                27,238     51,676    22,911
Provision for income taxes                 5,300     14,493     4,905
                                        --------   --------  --------
Net income                             $  21,938  $  37,183 $  18,006
                                        ========   ========  ========
Basic net income per share             $    1.00  $    1.69 $     .82
                                        ========   ========  ========
Diluted net income per share           $     .99  $    1.67 $     .82
                                        ========   ========  ========
Weighted  average number of  shares  of
 capital stock outstanding (used to
 calculate  basic net income per share)   21,973     22,029    22,010

Effect of dilutive securities:
  Employee stock options                     113        185        32
  Other                                       24         26         7
                                        --------   --------  --------
Weighted  average number of  shares  of
 capital stock used to calculate
 diluted net income per share             22,110     22,240    22,049
                                        ========   ========  ========

               Statements of Comprehensive Income
          Years Ended December 31, 2001, 2000 and 1999
                         (In Thousands)

                                           2001      2000     1999
Net income                              $ 21,938  $ 37,183 $ 18,006
(Realized) unrealized gains on
derivatives                                 (441)      441        -
                                         -------   -------  -------
Comprehensive income                    $ 21,497  $ 37,624 $ 18,006
                                         =======   =======  =======

The accompanying notes are an integral part of these financial statements.

                     BERRY PETROLEUM COMPANY
               Statements of Shareholders' Equity
          Years Ended December 31, 2001, 2000 and 1999
              (In Thousands, Except Per Share Data)

                                                          Accumul
                                      Capital               ated
                                        in      Retained   Other Shareholder's
                     Class A  Class  Excess of  Earnings  Compreh    Equity
                                B    Par Value             ensive
                                                           Income
Balances at January  $ 211    $  9   $ 53,400   $ 53,304   $   -   $ 106,924
1, 1999

Stock options
 exercised               -       -          2          -       -           2
Deferred director
 fees - stock
 compensation            -       -         85          -       -          85
Cash dividends
 declared -
 $.40 per share          -       -          -     (8,804)      -      (8,804)
Net income               -       -          -     18,006       -      18,006
                     -----   -----     ------     ------   -----     -------
Balances at
December 31, 1999      211       9     53,487     62,506       -     116,213

Stock options
 exercised               -       -         90          -       -          90
Deferred director
fees - stock
  compensation           -       -        109          -       -         109
Cash dividends
declared -
 $.40 per share          -       -          -     (8,812)      -      (8,812)
Unrealized gains on
derivatives              -       -          -          -     441         441
Net income               -       -          -     37,183       -      37,183
                     -----   -----     ------     ------   -----     -------
Balances at
December 31, 2000      211       9     53,686     90,877     441     145,224

Stock options
exercised                -       -        172          -       -         172
Deferred director
fees - stock
  compensation           -       -        156          -       -         156
Common stock
repurchases             (3)      -     (5,109)         -       -      (5,112)
Cash dividends
declared -
  $.40 per share         -       -          -     (8,784)      -      (8,784)
Realized gains on
derivatives              -       -          -          -    (441)       (441)
Net income               -       -          -     21,938       -      21,938
                     -----   -----     ------    -------   -----     -------
Balances at
December 31, 2001    $ 208    $  9   $ 48,905   $104,031  $    -   $ 153,153
                     =====   =====     ======    =======   =====     =======

The accompanying notes are an integral part of these financial statements.

                     BERRY PETROLEUM COMPANY
                    Statements of Cash Flows
          Years Ended December 31, 2001, 2000 and 1999
                         (In Thousands)

                                            2001        2000       1999
Cash flows from operating activities:
  Net income                             $  21,938   $  37,183  $  18,006
  Depreciation, depletion and
  amortization                              16,520      14,030     12,294
  (Decrease) increase in deferred income
  tax liability                                (50)      3,147        263
  Other, net                                  (505)        249       (208)
                                           -------     -------    -------
Net working capital provided by
operating activities                        37,903      54,609     30,355

  Decrease (increase) in current assets
  other than cash, cash equivalents
   and short-term investments               11,241     (14,227)    (7,839)

  (Decrease) increase in current
  liabilities other than notes payable     (13,711)     25,552      2,293
                                           -------     -------    -------
Net cash provided by operating activities   35,433      65,934     24,809
                                           -------     -------    -------

Cash flows from investing activities:
  Capital expenditures, excluding
  property acquisitions                    (14,895)    (25,253)    (9,122)
  Property/facility acquisitions            (2,273)     (3,182)   (33,605)
  Proceeds from sale of assets                 151          49         21
  Purchase of short-term investments        (1,183)       (584)      (611)
  Maturities of short-term investments       1,171         600        725
  Contract purchases                             -           -     (1,028)
                                           -------     -------    -------
Net cash used in investing activities      (17,029)    (28,370)   (43,620)
                                           -------     -------    -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt  45,000       1,000     35,000
  Payment of long-term debt                (45,000)    (28,000)   (13,000)
  Dividends paid                            (8,784)     (8,812)    (8,804)
  Share repurchase program                  (5,112)          -          -
  Other, net                                    (1)         (1)      (463)
                                           -------     -------    -------
Net cash (used in) provided by financing
activities                                 (13,897)    (35,813)    12,733
                                           -------     -------    -------
Net increase (decrease) in cash and cash
 equivalents                                 4,507       1,751     (6,078)
Cash and cash equivalents at beginning
 of year                                     2,731         980      7,058
                                           -------     -------    -------

Cash and cash equivalents at end of year  $  7,238    $  2,731   $    980
                                           =======     =======    =======
Supplemental disclosures of cash flow
information:
  Interest paid                           $  3,532    $  2,999   $  4,546
                                           =======     =======    =======
  Income taxes paid                       $  5,635    $  9,712   $  4,079
                                           =======     =======    =======

The accompanying notes are an integral part of these financial statements.

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

1.  General

      The Company is an independent energy company engaged in the production, development, acquisition, exploitation and exploration of crude oil and natural gas. Substantially all of the Company's oil and gas reserves are located in California. Approximately 99% of the Company's production is heavy crude oil, which is principally sold to other oil companies, pipeline companies or refiners. The Company has invested in cogeneration facilities which provides steam required for the extraction of heavy oil and which generates electricity for sale.

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

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

2.   Summary of Significant Accounting Policies (cont'd)

Environmental Expenditures

      The Company reviews, on a quarterly basis, its estimates of costs of compliance with environmental laws and the cleanup of various sites, including sites in which governmental agencies have designated the Company as a potentially responsible party. When it is probable that obligations have been incurred and where a minimum cost or a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued. For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments. Liabilities are not discounted.

Hedging

      From time to time, the Company utilizes options, swaps and collars (derivative instruments) to manage its commodity price risk. On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, or in the case of options based on the change in intrinsic value. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss, such as time value for option contracts, is recognized immediately as operating costs in the statement of operations. See Note 3 - Fair Value of Financial Instruments.

Cogeneration Operations

       The Company operates cogeneration facilities to help minimize the cost of producing steam, which is a necessity in its thermal oil and gas producing operations. Such cogeneration operations produce electricity as a by-product from the production of steam. In each monthly accounting period, the cost of operating the cogeneration facilities, up to the amount of the electricity sales, is considered operating costs from electricity generation. Costs in excess of electricity revenue during each period, if any, are considered cost of producing steam and are reported in Operating costs - oil and gas production.

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

Shipping and Handling Costs

      Shipping and handling costs, which consist primarily of natural gas transportation costs, are included in both "Operating costs - oil and gas production" and "Operating costs -electricity generation." Natural gas transportation costs categories were $1.2 million, $1.6 million and $1.4 million for 2001, 2000 and 1999, respectively.

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

2.   Summary of Significant Accounting Policies (cont'd)

Stock-Based Compensation

      As allowed in SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to apply Accounting
Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements of SFAS No. 123 and further information related to the Company's stock option plans are presented in Note 11 to the Company's financial statements.

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

Recent Accounting Developments

      In  July  2001,  the Financial Accounting Standards  Boards
(FASB) issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement will be effective in the first quarter of 2002. The Company anticipates that the impact of this new standard will have an immaterial impact on the financial statements taken as a whole.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes the APB Opinion No. 17, "Intangible Assets." This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The Statement also provides specific guidance on testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized,
(ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. All provisions of this Statement will be effective in the first quarter of 2002. The Company anticipates that the impact of this new standard will have an immaterial impact on the financial statements taken as a whole.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

2.   Summary of Significant Accounting Policies (cont'd)

retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective at the beginning of fiscal 2003. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the first quarter of 2002. The Company anticipates that the impact of this new standard will have an immaterial impact on the financial statements taken as a whole.

Reclassifications

      Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

3.  Fair Value of Financial Instruments

      The carrying amounts of cash and short-term investments are not materially different from their fair values because of the short maturity of those instruments. Cash equivalents consist principally of commercial paper investments. Cash equivalents of $6.4 million and $2.3 million at December 31, 2001 and 2000, respectively, are stated at cost, which approximates market.

      The Company's short-term investments available for sale at December 31, 2001 and 2000 consist of a United States treasury note that matures in less than one year. The carrying value of the Company's long-term debt is assumed to approximate its fair value since it is carried at current interest rates. For the three years ended December 31, 2001, realized and unrealized gains and losses were insignificant to the financial statements. A United States treasury note with a market value of $.6 million is pledged as collateral to the California State Lands Commission as a performance bond on the Company's Montalvo properties.

     In 2001, the Company established an oil price hedge on 3,000 Bbl/day for a one-year period beginning on June 1; and a natural gas price hedge on 5,000 Mmbtu/day for a three-year period beginning on August 1. Both of these hedges were with Enron as the counterparty. On December 10, 2001, after Enron filed for bankruptcy, the Company elected to terminate all contracts with Enron and agreed with them as to the value of the contracts as of termination. Based on the agreed value, the Company recorded a liability of $1.3 million which will be remitted upon the approval by the Enron bankruptcy judge.

      To protect the Company's revenues from potential price declines, the Company entered into bracketed zero cost collar hedge contracts with California refiners covering 3,000 BPD to 6,500 BPD of its crude oil production during 2000 and 1999, with the most recent contracts expiring on December 31, 2000. The Company recorded losses of $7.1 million and $2.6 million in 2000 and 1999, respectively, which were reported in "Sales of oil and gas" in the Company's financial statements.

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

3.   Fair Value of Financial Instruments (cont'd)

      In December 2000, the Company entered into a series of derivative contracts to reduce exposure to unfavorable changes in natural gas prices. These contracts limited the price the Company paid for 4,500 Mmbtu/day of natural gas for the three-month period ending March 31, 2001. In the first quarter of 2001, the Company earned $1.4 million pre-tax from these hedges which was recorded as a reduction to "Operating costs - electricity generation".

4.  Concentration of Credit Risks

      The Company sells oil, gas and natural gas liquids to pipelines, refineries and major oil companies and electricity to major utility companies. Credit is extended based on an evaluation of the customer's financial condition and historical payment record. Primarily due to the Company's ability to deliver significant volumes of crude oil over a multi-year period, the Company was able to secure a three-year sales agreement, beginning in April 2000, with a major California refiner whereby the Company sells in excess of 80% of its production under a negotiated pricing mechanism. The agreement is based on a monthly determination of the highest price from any of (1) local field posted price plus a fixed bonus, (2) WTI minus a fixed differential or (3) a fixed percentage of WTI. In addition to providing a premium above field postings, the agreement effectively eliminates the Company's exposure to the risk of widening WTI-heavy crude price differentials.

     For the three years ended December 31, 2001, the Company has experienced no credit losses on the sale of oil, gas and natural gas liquids. However, the Company did experience a loss on its electricity sales in 2001. The Company assigned all of its rights, title and interest in its $12.1 million past due receivables from Pacific Gas and Electric Company to an unrelated party for $9.3 million, resulting in a pre-tax loss of $2.8 million. In addition, at December 31, 2001, the Company was owed $13.5 million from Southern California Edison Company (SCE) for past due electricity sales. The Company wrote off $3.6 million of this balance in March 2001. However, see Note 14.

      The Company places its temporary cash investments with high quality financial institutions and limits the amount of credit exposure to any one financial institution. For the three years ended December 31, 2001, the Company has not incurred losses related to these investments.

     The following summarizes the accounts receivable balances at December 31, 2001 and 2000 and sales activity with significant customers for each of the years ended December 31, 2001, 2000 and 1999 (in thousands). The Company does not believe that the loss of any one customer would impact the marketability of its oil, gas, natural gas liquids or electricity sold.

                 Accounts Receivable                  Sales
               December 31, December 31,   For the Year Ended December,31
     Customer       2001         2000          2001      2000       1999
   Oil & Gas Sales:
       A         $  4,754    $  9,699      $  83,336  $  87,613  $  30,289
       B              870       1,246         14,962     18,000      6,262
       C              260         391          4,858      5,499      7,890
       D                5          24            157     12,390     15,064
       E                -           -              -     13,080     11,467
                  -------     -------        -------    -------    -------
                 $  5,889    $ 11,360      $ 103,313  $ 136,582  $  70,972
                  =======     =======        =======    =======    =======
  Electricity
  Sales:
       F         $  9,873    $  5,625      $  21,257  $  23,124  $  16,013
       G                -       8,660          6,859     26,769     15,603
       H              812          -           6,279          -          -
                  -------     -------        -------    -------    -------
                 $ 10,685    $ 14,285      $  34,395  $  49,893  $  31,616
                  =======     =======        =======    =======    =======

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

5.  Oil and Gas Properties, Buildings and Equipment

      Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):

                                                2001          2000
 Oil and gas:
   Proved properties:
   Producing    properties, including
   intangible drilling costs                 $ 168,930     $ 160,484
   Lease and well equipment                    146,393       138,007
                                              --------      --------
                                               315,323       298,491
   Less accumulated depreciation,
   depletion and amortization                  113,617        98,925
                                              --------      --------
                                               201,706       199,566
                                              --------      --------
 Commercial and other:
   Land                                            173           173
   Buildings and improvements                    4,086         4,086
   Machinery and equipment                       3,634         4,553
                                              --------      --------
                                                 7,893         8,812
   Less accumulated depreciation                 6,186         6,735
                                              --------      --------
                                                 1,707         2,077
                                              --------      --------
                                             $ 203,413     $ 201,643
                                              ========      ========

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed (in thousands):

                                         2001      2000      1999
             Acquisition of
             properties/facilities(1)   $  2,273  $  3,204  $ 34,167
             Development                  15,875    26,145     9,195
                                         -------   -------   -------
                                        $ 18,148  $ 29,349  $ 43,362
                                         =======   =======   =======
             (1)  Includes cogeneration facility costs and certain
             closing and consultant costs related to the
             acquisitions, but excluding electricity contract
             costs.

      The Company acquired a 15.8% working interest in coalbed methane gas properties in Wyoming for $2.2 million and a producing property adjacent to Berry's core Midway-Sunset properties for $.1 million during the current year. Approximately .5 million equivalent barrels of proved reserves were added by these acquisition. The 2000 acquisition included the Castruccio property at the Company's Placerita area which included 1.5 million barrels of reserves and the 1999 acquisition included the Placerita field acquisition for $35 million which added approximately 20 million barrels to the Company's reserve inventory.

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

5.  Oil and Gas Properties, Buildings and Equipment (cont'd)

Results of operations from oil and gas producing and exploration activities

      The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31 are as follows (in thousands):

                                     2001        2000     1999
  Sales to unaffiliated parties    $100,146   $118,801  $ 66,615
  Production costs                  (40,281)   (46,789)  (28,697)
  Depreciation, depletion and
  amortization                      (16,175)   (13,712)  (12,020)
                                    -------    -------   -------
                                     43,690     58,300    25,898
  Income tax expenses               (10,740)   (15,668)   (5,856)
                                    -------    -------   -------
  Results of operations from
  producing and
    exploration activities         $ 32,950   $ 42,632  $ 20,042
                                    =======    =======   =======

6.   Debt Obligations

                                        2001      2000     1999
  Long-term debt for the years ended
  December 31 (in thousands):
    Revolving bank facility          $ 25,000  $ 25,000  $ 52,000
                                      =======   =======   =======

      On July 22, 1999, the Company executed an Amended and Restated Credit Agreement (the Agreement) with a banking group, which consists of four banks, for a $150 million five-year unsecured bullet loan. At December 31, 2001 and 2000, the Company had $25 and $25 million, respectively, outstanding under the Agreement. In addition to the $25 million in borrowings under the Agreement, the Company has $6.7 million of outstanding Letters of Credit and the remaining credit available under the Agreement is therefore, $118.3 million at December 31, 2001. The maximum amount available is subject to an annual redetermination of the borrowing base in accordance with the lender's customary procedures and practices. Both the Company and the banks have bilateral rights to one additional redetermination each year. The revolving period is scheduled to terminate on January 21, 2004. Interest on amounts borrowed is charged at the lead bank's base rate or at London Interbank Offered Rates (LIBOR) plus 75 to 150 basis points, depending on the ratio of outstanding credit to the borrowing base. The weighted average interest rate on outstanding borrowings at December 31, 2001 was 4.92%. The Company pays a commitment fee of 25 to 35 basis points on the available unused portion of the commitment. The credit agreement contains other restrictive covenants as defined in the Agreement.

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

      The Rights will expire on December 8, 2009 or may be redeemed by the Company at $.01 per Right prior to that date unless they have theretofore become exercisable. The Rights do not have voting or dividend rights, and until they become exercisable, have no diluting effect on the earnings of the Company. A total of 250,000 shares of the Company's Preferred Stock has been designated Series B Junior Participating Preferred Stock and reserved for issuance upon exercise of the Rights. This Shareholder Rights Agreement replaced the Shareholder Rights Agreement approved in December 1989 which expired on December 8, 1999.

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

      In August 2001, the Board of Directors authorized the Company to repurchase $20 million of Common Stock in the open market. As of December 31, 2001, the Company had repurchased 308,075 shares for approximately $5.1 million. All shares repurchased were retired.

      The  Company issued 6,529, 21,325 and 2,745 shares in 2001,
2000 and 1999, respectively, through its stock option plan.

       At December 31, 2001, dividends declared on 4,000,894 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, as long as this remaining member shall live.

8.  Income Taxes

     The Provision for income taxes consists of the following (in thousands):

                                2001        2000      1999
        Current:
          Federal             $  3,108   $ 10,336  $  2,661
          State                  1,119      3,165       928
                               -------    -------   -------
                                 4,227     13,501     3,589
                               -------    -------   -------
        Deferred:
          Federal                1,755      1,787     1,979
          State                   (682)      (795)     (663)
                               -------    -------   -------
                                 1,073        992     1,316
                               -------    -------   -------
        Total                 $  5,300   $ 14,493  $  4,905
                               =======    =======   =======

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

                                     2001     2000      1999
  Deferred tax asset
    Federal benefit of state taxes
    taxes                        $    392 $    871  $    392
    Credit/deduction
    carryforwards                  11,599    7,761     4,434
    Other, net                        579    1,261       367
                                  -------  -------   -------
                                   12,570    9,893     5,193
                                  -------  -------   -------
  Deferred tax liability
    Depreciation and depletion    (43,608)  (39,894)  (33,452)
    Other, net                        210       246      (504)
                                   -------  -------   -------
                                  (43,398)  (39,648)  (33,956)
                                  -------   -------   -------
  Net deferred tax liability     $(30,828) $(29,755) $(28,763)
                                  =======   =======   =======

Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                    2001     2000      1999
  Tax computed at statutory federal
  rate                             35.0%     35.0%     35.0%

  State income taxes, net of
  federal benefit                   1.0       2.3        .3
  Tax credits                     (15.7)    (11.0)    (12.9)
  Other                             (.8)      1.8      (1.0)
                                 ------    ------    ------
    Effective tax rate             19.5%     28.1%     21.4%
                                 ======    ======    ======

     The Company has approximately $9.0 million of federal and $5.8 million of state (California) enhanced oil recovery (EOR) tax credit carryforwards available to reduce future income taxes. Total EOR credits of $.2 million, $1.1 million, $6.2 million and $7.3 million will expire in 2013, 2014, 2015 and 2016, respectively.

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

9.  Commitment

Corporate Offices Operating Lease

      The  Company relocated its corporate offices in March 2002.
The lease term is from January 1, 2002 through October 31, 2006 and requires minimum rental payments as follows:

              Year ending
              December 31,

                   2002        $  366,920
                   2003           440,305
                   2004           440,305
                   2005           440,305
                   2006           366,920
                                ---------
                   Total       $2,054,755
                                =========
10.  Contingencies

      The Company has accrued environmental liabilities for all sites, including sites in which governmental agencies have designated the Company as a potentially responsible party (PRP), where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and Management believes, based upon current site assessments, that the ultimate resolution of these matters will not require substantial additional accruals.

      The Company is involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of Management, the resolution of these matters will not materially affect the Company.

11.  Stock Option Plan

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

      On December 7, 2001 and December 1, 2000, 199,500 and 262,000 options, respectively, were issued to certain key employees at an exercise price of $16.30 and $15.6875 per share, respectively, which was the closing market price of the Company's Class A Common Stock on the New York Stock Exchange on those dates. The options vest 25% per year for four years. No employee options were issued in 1999. The 1994 Plan also allows for option grants to the Board of Directors under a formula plan whereby all non-employee Directors are eligible to receive 5,000 options annually on December 2 at the fair value on the date of grant. The options granted to the non-employee Directors vest immediately. Through the 1994 Plan, 40,000, 40,000 and 40,000 options, respectively, were issued on December 2, 2001, 2000 and 1999, (5,000 options to each of the non-employee Directors each year) at an exercise price of $15.45, $15.6875 and $14.0625 per share, respectively.

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

11.  Stock Option Plan (cont'd)

      The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. The options issued per the 1994 Plan were issued at market price. Compensation recognized related to the 1994 Plan was $0 million in 2001, $.3 million in 2000 and $0 in 1999.

      Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      2001      2000      1999

       Yield                          2.72%     2.77%     2.75%
       Expected option life - years   7.5       4.5       4.0
       Volatility                    38.71%    36.53%    34.24%
       Risk-free interest rate        4.65%     4.85%     6.33%


      Had compensation cost for the 1994 Plan been based upon the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                         2001     2000     1999

     Net income as reported             $21,938  $37,183  $18,006
     Pro forma                           21,197   36,581   17,343


     Net income per share as reported      1.00     1.69      .82
     Pro forma                              .99     1.66      .79


      The following is a summary of stock-based compensation activity for the years 2001, 2000 and 1999.

                                    2001         2000      1999
                                    Options    Options    Options
Balance outstanding, January 1    1,407,837   1,220,630  1,227,630
      Granted                       239,500     302,000     40,000
      Exercised                     (65,125)   (114,793)   (22,000)
      Canceled/expired             (107,250)          -    (25,000)
                                  ---------   ---------  ---------
Balance outstanding, December 31  1,474,962   1,407,837  1,220,630
                                  =========   =========  =========
Balance exercisable at
    December 31                   1,010,712     872,587    697,630
                                  =========   =========  =========
Available for future grant          232,550     364,800    666,800
                                  =========   =========  =========

Exercise price-range             $    14.40   $ 16.4375  $  14.125
                                   to 16.96    to 19.00   to 14.25
Weighted average remaining
contractual life (years)               7          8           8

Weighted average fair value
per option granted during the    $   5.87     $   4.62   $   5.14
year

                     BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

11.  Stock Option Plan (cont'd)

      Weighted average option exercise price information for the years 2001, 2000 and 1999 as follows:

                                     2001      2000     1999

       Outstanding at January 1     $ 14.58   $ 14.15  $ 14.18
       Granted during the year        16.16     15.69    14.06
       Exercised during the year      13.12     12.91    12.40
       Expired during the year        16.01         -    16.69
       Outstanding at December 31     14.80     14.58    14.15
       Exercisable at December 31     14.55     14.50    14.21


12.  Retirement Plan

      The Company sponsors a defined contribution retirement or thrift plan (401(k) Plan) to assist all employees in providing for retirement or other future financial needs. Employee contributions (up to 6% of earnings) are matched by the Company dollar for dollar. Effective November 1, 1992, the 401(k) Plan was modified to provide for increased Company matching of employee contributions whereby the monthly Company matching contributions will range from 6% to 9% of eligible participating employee earnings, if certain financial targets are achieved. The Company's contributions to the 401(k) Plan were $.4 million in 2001, $.5 million in 2000 and $.3 million in 1999.

13.  Quarterly Financial Data (unaudited)

      The following is a tabulation of unaudited quarterly operating results for 2001 and 2000 (in thousands, except per share data):

                                                  Basic net  Diluted net
                  Operating    Gross       Net      Income      Income
 2001             Revenues    Profit    Income     Per Share  Per Share
 First Quarter   $ 47,915  $ 15,365   $  5,022      $ .23      $ .23
 Second Quarter    29,047    12,755      6,975        .32        .32
 Third Quarter     31,995     8,900      5,892        .27        .27
 Fourth Quarter    27,108     5,210      4,049        .19        .18
                  -------   -------    -------      -----      -----
                 $136,065  $ 42,230   $ 21,938      $1.00      $ .99
                  =======   =======    =======      =====      =====

 2000

 First Quarter   $ 35,136  $ 14,525   $  8,859      $ .40      $ .40
 Second Quarter    36,446    14,187      8,894        .40        .40
 Third Quarter     45,939    15,096      9,578        .43        .43
 Fourth Quarter    54,045    16,450      9,852        .45        .44
                  -------   -------    -------      -----      -----
                 $171,566  $ 60,258   $ 37,183      $1.69      $1.67
                  =======   =======    =======      =====      =====

14.  Subsequent Events

      At December 31, 2001, the Company was owed $13.5 million by Edison for past due electricity sales. Of this amount, $9.3 million was recorded as a receivable. On March 1, 2002, the
Company  was  paid  the  total amount due the  Company  of  $13.5 million plus interest. The Company will record $4.2 million in pre-tax income in the first quarter of 2002 due to this collection.

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

      Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants as of December 31, 2001, 2000 and 1999. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves. The information provided does not represent Management's estimate of the Company's expected future cash flows or value of proved oil and gas reserves.

Changes in estimated reserve quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2001, 2000 and 1999, and changes in such quantities during each of the years then ended were as follows (in thousands):

                             2001              2000           1999
                          Oil      Gas      Oil     Gas     Oil      Gas
                         Mbbls    Mmcf     Mbbls    Mmcf   Mbbls    Mmcf
Proved developed and
undeveloped reserves:
  Beginning of year     106,664  4,184    111,888  3,920  91,933   4,060
  Revision of previous
   estimates                 33    153     (1,284)   463   3,126      40
  Production             (4,996)  (288)    (5,434)  (199) (5,060)   (180)
  Purchase of reserves
   in place                   -  2,877      1,494      -  21,889       -
                        -------  -----    -------  ----- -------   -----
  End of year           101,701  6,926    106,664  4,184 111,888   3,920
                        =======  =====    =======  ===== =======   =====

Proved developed
reserves:
  Beginning of year      81,132  1,635     86,717  1,371  83,532   1,604
                        =======  =====    =======  ===== =======   =====
  End of year            79,317  3,518     81,132  1,635  86,717   1,371
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

      Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands):

                                       2001         2000        1999
Future cash inflows                $1,452,946  $2,268,932  $2,208,964

Future production and development
  costs                              (699,505)   (653,808)   (647,720)
Future income tax expenses           (184,064)   (512,012)   (502,951)
                                    ---------   ---------   ---------
Future net cash flows                 569,377   1,103,112   1,058,293


10% annual discount for estimated
 timing of cash flows                (289,036)   (599,530)   (561,811)
                                    ---------   ---------   ---------
Standardized measure of discounted
 future net cash flows             $  280,341  $  503,582  $  496,482
                                    =========   =========   =========
Pre-tax standardized measure of    $  356,556  $  721,770  $  714,555
discounted future net cash flows    =========   =========   =========

Average sales prices at December 31:
   Oil ($/Bbl)                     $    14.18  $    20.63  $    19.41
   Gas ($/Mcf)                     $     1.98  $    10.94  $     2.11

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):

                                          2001        2000      1999
Standardized measure - beginning
  of year                             $ 503,582  $ 496,482  $ 106,517
                                       --------   --------   --------
Sales of oil and gas produced, net of
  of production costs                   (59,865)   (72,358)   (44,587)
Revisions to estimates of proved
  reserves:
 Net changes in sales prices and
  production costs                     (407,519)    98,744    440,729
 Revisions of previous quantity
  estimates                                 230     (9,295)    20,919
 Change in estimated future
  development costs                      48,689    (78,328)   (24,709)
 Purchases of reserves in place           2,606     14,135    169,147
 Development costs incurred during
  the period                             14,895     25,253      9,122
 Accretion of discount                   72,177     71,455     11,381
 Income taxes                           135,792     (3,929)  (203,514)
 Other                                  (30,246)   (38,577)    11,477
                                       --------   --------   --------
Net increase (decrease)                (223,241)     7,100    389,965
                                       --------   --------   --------
Standardized measure - end of year    $ 280,341  $ 503,582  $ 496,482
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

A.  Financial Statements and Schedules

      See Index to Financial Statements and Supplementary Data in
Item 8.

                     BERRY PETROLEUM COMPANY

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K (cont'd)

B.  Reports on Form 8-K

     None

C.
Exhibits
Exhibit  Description of Exhibit                                     Page
No.

3.1*     Registrant's Restated Certificate of Incorporation (filed
         as Exhibit 3.1 to the Registrant's Registration Statement
         on Form S-1 filed on June 7, 1989, File No. 33-29165)
3.2*     Registrant's Restated Bylaws (filed as Exhibit 3.2 to the
         Registrant's Registration Statement on Form S-1 on June 7,
         1989, File No. 33-29165)
3.3*     Registrant's Certificate of Designation, Preferences and
         Rights of Series B Junior Participating Preferred Stock
         (filed as Exhibit A to the Registrant's Registration
         Statement on Form 8-A12B on December 7, 1999, File No.
         778438-99-000016)
3.4*     Registrant's First Amendment to Restated Bylaws dated
         August 31, 1999 (filed as Exhibit 3.4 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31,
         1999, File No. 1-9735)
4.1*     Rights Agreement between Registrant and ChaseMellon
         Shareholder Services, L.L.C. dated as of December 8, 1999
         (filed by the Registrant on Form 8-A12B on December 7,
         1999, File No. 778438-99-000016)
10.1     Description of Cash Bonus Plan of Berry Petroleum Company    46
10.2*    Salary Continuation Agreement dated as of December 5, 1997, by and between Registrant and Jerry V. Hoffman (filed as
         Exhibit 10.2 to the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1997, File No.1-9735)
10.3*    Form of Salary Continuation Agreement dated as of December
         5, 1997, by and between Registrant and Ralph J. Goehring
         (filed as Exhibit 10.3 to the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1997, File No. 1-
         9735)
10.4*    Form of Salary Continuation Agreements dated as of March
         20, 1987, as amended August 28, 1987, by and between
         Registrant and selected employees of the Company (filed as
         Exhibit 10.12 to the Registration Statement on Form S-1
         filed on June 7, 1989, File No. 33-29165)
10.5*    Instrument for Settlement of Claims and Mutual Release by
         and among Registrant, Victory Oil Company, the Crail Fund
         and Victory Holding Company effective October 31, 1986
         (filed as Exhibit 10.13 to Amendment No. 1 to the
         Registrant's Registration Statement on Form S-4 filed on
         May 22, 1987, File No. 33-13240)
10.6*    Warrant Certificate dated November 14, 1996, by and between
         Registrant and Tannehill Oil Company (filed as Exhibit
         10.16 in Registrant's Form 10-K filed on March 21, 1997,
         File No. 1-9735)
10.7*    Amended and Restated Credit Agreement, dated as of July 22,
         1999, by and between the Registrant and Bank of America,
         N.A., the First National Bank of Chicago and other
         financial institutions (filed as Exhibit 10.7 to the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1999, File No. 1-9735)



Exhibits (cont'd)
Exhibit  Description of Exhibit
No.                                                                  Page

10.8*    Amended and Restated 1994 Stock Option Plan (filed as
         Exhibit 10.13 in Registrant's Form 10-K filed on March 16,
         1999, File No. 1-9735)
23.1     Consent of PricewaterhouseCoopers LLP                        47
23.2     Consent of DeGolyer and MacNaughton                          48
99.1     Undertaking for Form S-8 Registration Statements             49
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

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 1, 2002.

                     BERRY PETROLEUM COMPANY

/s/ JERRY V. HOFFMAN /s/ RALPH J. GOEHRING /s/ DONALD A. DALE
JERRY V. HOFFMAN         RALPH J. GOEHRING     DONALD A. DALE
Chairman of the Board,   Senior Vice President   Controller
Director, President      and Chief Financial   (Principal
and Chief Executive      Officer              Accounting Officer)
Officer                  (Principal Financial
                          Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates so indicated.

     Name                        Office                Date

/s/ Jerry V. Hoffman      Chairman of the Board,   March 1, 2002
Jerry V. Hoffman          Director, President & Chief
                          Executive Officer

/s/ William F. Berry      Director                 March 1, 2002
William F. Berry

/s/ Ralph B. Busch, III   Director                 March 1, 2002
Ralph B. Busch, III

/s/ William E. Bush, Jr.  Director                 March 1, 2002
William E. Bush, Jr.

/s/ J. Herbert Gaul, Jr.  Director                 March 1, 2002
J. Herbert Gaul, Jr.

/s/ John A. Hagg          Director                 March 1, 2002
John A. Hagg

/s/ Thomas J. Jamieson    Director                 March 1, 2002
Thomas J. Jamieson

/s/ Roger G. Martin       Director                 March 1, 2002
Roger G. Martin

/s/ Martin H. Young, Jr.  Director                 March 1, 2002
Martin H. Young, Jr.

45