Form 10-Q
period 2002-03-31
BERRY PETROLEUM CO
filed 2002-05-07
CIK 778438

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 2002
                Commission file number 1-9735


                     BERRY PETROLEUM COMPANY
  (Exact name of registrant as specified in its charter)

           DELAWARE                             77-0079387
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)


5201 Truxtun Avenue, Suite 300, Bakersfield, California  93309-0640
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (661) 616-3900

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

The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 2002, was 20,833,601 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.




                      BERRY PETROLEUM COMPANY
                           MARCH 31, 2002
                               INDEX


PART I.  Financial Information                            Page No.

Item 1.  Financial Statements

Condensed Balance Sheets at
 March 31, 2002 and December 31, 2001                          3

Condensed Income Statements for the Three Month Periods
 Ended March  31, 2002 and 2001                                4

Condensed Statements of
 Comprehensive Income for the Three Month Periods
 Ended March 31, 2002 and 2001                                 4

Condensed Statements of
 Cash Flows for the Three Month Periods
 Ended March 31, 2002 and 2001                                 5

Notes to Condensed Financial Statements                        6

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations              7

PART II.  Other Information                                   10

Item 6.  Exhibits and Reports on Form 8-K                     10

SIGNATURES                                                    10





                       BERRY PETROLEUM COMPANY
                    Part I. Financial Information
                     Item 1. Financial Statements
                       Condensed Balance Sheets
               (In Thousands, Except Share Information)

                                              March 31,  December 31,
                                                2002         2001
                                             (Unaudited)
                ASSETS
 Current Assets:
  Cash and cash equivalents                   $  12,219    $   7,238
  Short-term investments available for sale         594          594
  Accounts receivable                             9,491       17,577
  Prepaid expenses and other                      4,505        2,792
                                               --------     --------
   Total current assets                          26,809       28,201

 Oil and gas properties (successful efforts
  basis), buildings and equipment, net          203,763      203,413
 Other assets                                       882          912
                                               --------     --------
                                              $ 231,454    $ 232,526
                                               ========     ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                            $   8,499    $  11,197
  Accrued liabilities                             4,797        7,089
  Federal and state income taxes payable          5,132        4,078
  Fair value of derivatives                       2,983            -
                                               --------     --------
   Total current liabilities                     21,411       22,364

 Long-term debt                                  20,000       25,000

 Deferred income taxes                           32,195       32,009

 Shareholders' equity:
  Preferred stock, $.01 par value;
 2,000,000                                            -            -
   shares authorized; no shares outstanding
  Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
    Authorized; 20,833,601 shares issued
 and
    outstanding at March 31, 2002                   208          208
 (20,833,094 at December 31, 2001)
   Class B Stock, 1,500,000 shares
 authorized; 898,892 shares issued and
 outstanding (liquidation preference of               9            9
 $899)
  Capital in excess of par value                 48,943       48,905
  Accumulated other comprehensive income         (1,790)           -
  Retained earnings                             110,478      104,031
                                               --------     --------
   Total shareholders' equity                   157,848      153,153
                                               --------     --------
                                              $ 231,454    $ 232,526
                                               ========     ========

 The accompanying notes are an integral part of these financial statements.
                                3


                      BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                   Item 1.  Financial Statements
                    Condensed Income Statements
         Three Month Periods Ended March 31, 2002 and 2001
            (In Thousands, Except Per Share Information)
                            (Unaudited)
                                                  2002         2001
Revenues:
 Sales of oil and gas                         $  19,678     $  30,697
 Sales of electricity                             7,314        17,218
 Interest and other income, net                     378           622
                                               --------      --------
                                                 27,370        48,537
Expenses:                                      --------      --------
 Operating costs - oil and gas production         8,086        10,640
 Operating costs - electricity generation         6,983        17,019
 Depreciation, depletion and amortization         3,992         4,779
 General and administrative                       1,862         1,917
 Write-off (recovery) of electricity
  receivables                                    (3,631)        6,645
 Interest                                           423         1,157
                                               --------      --------
                                                 17,715        42,157
                                               --------      --------
Income before income taxes                        9,655         6,380
Provision for income taxes                        1,035         1,358
                                               --------      --------
Net income                                    $   8,620     $   5,022
                                               ========      ========
Basic net income per share                    $     .40     $     .23
                                               ========      ========
Diluted net income per share                  $     .40     $     .23
                                               ========      ========
Cash dividends per share                      $     .10     $     .10
Weighted average number of shares              ========      ========
 of capital stock outstanding (used to
 calculate basic net income per share)           21,732        22,034

Effect of dilutive securities:
 Stock options                                       50            46
 Other                                               29            17
                                               --------      --------
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                    21,811        22,097
                                               ========      ========
             Condensed Statements of Comprehensive Income
           Three Month Periods Ended March 31, 2002 and 2001
                            (in Thousands)
                                                  2002         2001

Net income                                    $   8,620     $   5,022
Unrealized losses on derivatives, (net of
 income taxes of $1,193)                         (1,790)            -
Reclassification of realized gain on                  -          (441)
 derivatives, (net of income taxes of $294)
                                               --------      --------
Comprehensive income                          $   6,830     $   4,581
                                               ========      ========
 The accompanying notes are an integral part of these financial statements.

                        BERRY PETROLEUM COMPANY
                    Part I.  Financial Information
                     Item 1.  Financial Statements
                  Condensed Statements of Cash Flows
           Three Month Periods Ended March 31, 2002 and 2001
                            (In Thousands)
                              (Unaudited)
                                                   2002        2001

Cash flows from operating activities:
 Net income                                    $   8,620    $   5,022
 Depreciation, depletion and amortization          3,992        4,779
 Deferred income tax liability                       187          106
 Other comprehensive income (loss)                (1,790)        (441)
 Other, net                                           45          (35)
                                                --------     --------
   Net working capital provided by operating
   activities                                     11,054        9,431

 Decrease (increase) in accounts receivable,
  prepaid expenses and other                       6,362       (4,246)
 Decrease in current liabilities                    (943)     (17,498)
                                                --------     --------
   Net cash provided by (used in) operating
    activities                                    16,473      (12,313)

Cash flows from investing activities:
 Capital expenditures                             (4,333)      (1,666)
 Other, net                                           17            -
                                                --------     --------
   Net cash used in investing activities          (4,316)      (1,666)

Cash flows from financing activities:
 Payment of long-term debt                        (5,000)           -
 Proceeds from issuance of long-term debt              -       45,000
 Dividends paid                                   (2,173)      (2,203)
 Other                                                (3)           -
                                                --------     --------
   Net cash (used in) provided by
    financing activities                          (7,176)      42,797

 Net increase in cash and cash equivalents         4,981       28,818

 Cash and cash equivalents at beginning of year    7,238        2,731
                                                --------     --------
 Cash and cash equivalents at end of period    $  12,219    $  31,549
                                                ========     ========

 The accompanying notes are an integral part of these financial statements.
                                 5


                        BERRY PETROLEUM COMPANY
                    Part I.  Financial Information
                     Item 1.  Financial Statements
                Notes to Condensed Financial Statements
                            March 31, 2002
                              (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 2002 and December 31, 2001 and results of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2001 financial statements. The December 31, 2001 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3. As of December 31, 2001, the Company was owed $13.5 million by Southern California Edison Company (Edison) for power produced from November 2000 through March 2001. Of this balance, $9.3 million was recorded as collectible receivables at December 31, 2001. On March 1, 2002, Edison paid the Company $13.5 million, representing the total amount due plus interest. The Company recorded $4.2 million in income related to the proceeds received, of which $3.6 million was recorded as recovery of previously written-off electricity receivables, $.5 million was recorded in electricity sales and $.1 million was recorded in interest income.

4. In March 2002, the Company entered into a series of put and call crude oil option contracts with two counterparties, effectively creating a zero cost collar, on 5,000 barrels per day covering the periods April 1, 2002 through March 31, 2003. At March 31, 2002, no amount was owed either party, but due to the change in fair value of the hedging instruments, the Company recorded an after-tax charge of $1.8 million to "Accumulated other comprehensive income" on the Company's balance sheet with an offset to current liabilities.

5. In January 2002, the Company entered into an energy conversion arrangement with an electricity customer for February, March, May and June 2002. Under the terms of the agreement, the Company will sell approximately 25 Mw/hr of electricity to a customer in exchange for a sufficient volume of gas to produce this electricity and the Company's payment of an additional fee. This arrangement minimizes the Company's risk to fluctuating natural gas and electricity prices related to these volumes and provides steam at a cost less than $1/bbl to the Company's heavy oil producing operations.

6. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," effective January 1, 2002. This statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement required that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less costs to sell. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

                         BERRY PETROLEUM COMPANY
                      Part I. Financial Information
             Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations

                          Results of Operations

     The Company earned net income of $8.6 million, or $.40 per share, on revenues of $27.4 million in the first quarter of 2002, up 72% from $5 million, or $.23 per share, on revenues of $48.5 million in the first quarter of 2001 and up 115% from $4 million, or $.19 per share, on revenues of $27.4 million in the fourth quarter of 2001. The quarter's results included the recovery of $3.6 million in electricity sales which were written off in the first quarter of 2001 due to the nonpayment by two of California's major utilities. Had these receivables been paid timely, results would have been approximately $.24 per share and $.39 per share for the first quarter of 2002 and 2001, respectively.

     The following table presents certain comparative operating data for the first quarter of 2002, the first quarter of 2001 and the fourth quarter of 2001.

                                            Three Months Ended

                                      Mar 31,     Mar 31,   Dec 31,
                                        2002       2001       2001
Oil and gas:
 Net production - BOE/day             13,799       15,289    13,444
 Per BOE:
 Average sales price                $  15.87     $  22.19  $  15.25
 Operating costs(1)                     5.95         7.32      6.50
 Production taxes                        .56          .41       .55
  Total operating costs                 6.51         7.73      7.05
 DD&A                                   3.21         3.47      3.22
 G&A                                    1.50         1.39      1.37
 Interest expense                        .34          .84       .36

Electricity:
 Electric power produced - Mwh/day     1,890        1,089     1,988
 Average sales price - $/Mwh        $  42.99     $ 175.73  $  46.25
 Fuel gas cost - $/Mmbtu                2.49        15.14      2.44

(1)Including monthly expenses in excess of monthly revenues from cogeneration operations of $.31, $1.09 and $.48 in the three months ended March 31, 2002, March 31, 2001 and December 31, 2001, respectively.


     Operating income in the first quarter of 2002 was $7.7 million, down from $15.4 million in the first quarter of 2001, but up from $6.7 million in the fourth quarter of 2001.

     Operating income declined from the first quarter of 2001 primarily due to lower oil sales which declined $11.0 million, or 36%. The reasons for this decline were lower production and lower crude oil prices. The decline was partially offset by lower operating costs which declined by $2.5 million to $8.1 million in the first quarter of 2002 from $10.6 million in the first quarter of

2001. DD&A also decreased by $.7 million to $3.9 million from $4.6 million in the first quarter of 2001. The increase in operating income in the first quarter of 2002 compared to the fourth quarter of 2001 was due to a $.7 million decline in operating costs.

     Production (BOE/day) in the first quarter of 2002 was 13,799, down 1,490, or 10%, from 15,289 in the first quarter of 2001, but up 355, or 3% from 13,444 in the fourth quarter of 2001. Production for the Company reached a peak in the first quarter of 2001. Steam injection from all sources had been maximized for an extended period due to favorable oil prices and steam costs which resulted in higher reservoir temperatures and production responses from the Company's Midway-Sunset and Placerita properties. However, during the first quarter of 2001, steaming of Company properties became uneconomic due to the nonpayment of electricity sales by two California utilities and was, therefore, halted. As a result, production declined rapidly in the second and third quarters of 2001. However, cogeneration produced steaming resumed in late June and conventionally generated steaming resumed in the third quarter of 2001. The decline in production ceased and has rebounded with the increased level of steam volume. Current steam injection is approximately 60,000 barrels per day and current production has increased further to approximately 14,200. The Company anticipates continued improvement in production performance for the balance of 2002 based on current steaming activities and projects 2002 production to average between 14,500 and 15,000.

     The other major contributor to the decrease in operating income from the first quarter of 2001 was the decrease in the price of crude oil. The average price of crude oil per barrel in the first quarter of 2002 was $15.87, down 28% from $22.19 in the first quarter of 2001. Crude oil postings, which bottomed for this cycle at $11.88 per barrel on January 17, 2002, have since improved to an average of $21.94 on April 30, 2002. The Company anticipates revenue from oil and gas operations will improve in the second quarter of 2002 due to higher production compared to the first quarter of 2002 and the higher crude oil price environment.

     Operating expenses for the first quarter of 2002 were $8.1 million, or $6.78/BOE, down 24% from $10.6 million, or $7.73/BOE in the first quarter of 2001 and down 7% from $8.7 million, or $7.05/BOE, in the fourth quarter of 2001. The largest factors in the decline were lower cost of natural gas used in steaming and oil treating operations, the conversion of the electricity requirements at the South Midway-Sunset properties to Company produced cogeneration power versus power provided by a utility and other field and facility efficiencies. The Company's average purchase cost of natural gas was $2.49 per Mmbtu in the first quarter of 2002, down 84% from $15.14 per Mmbtu in the first quarter of 2001, but comparable to $2.44 in the fourth quarter of 2001. Due to various factors, California border natural gas prices reached unprecedented and unsustainable high levels in early 2001.

     DD&A for the first quarter of 2002 was $4.0 million, or $3.21/BOE, down from $4.8 million, or $3.47/BOE, in the first quarter of 2001 and equivalent to $4.0 million in the fourth quarter of 2001. The decrease from the first quarter of 2001 was due primarily to a $.7 million write-off of unamortized costs related to the termination of the Company's power sales contracts in the first quarter of 2001.

     General and administrative costs in the current quarter were $1.9 million, equivalent to $1.9 million in the first quarter of 2001, but up slightly from $1.7 million in the fourth quarter of 2001.

     On March 1, 2002, the Company received $13.5 million as payment in full from Southern California Edison Company for the remaining outstanding balance for electricity generation from November 2000 through March 2001. The Company recognized income of $3.6 million for the recovery of the actual receivables, $.1 million in additional interest on the stipulated amount of the receivable and $.5 million in additional capacity revenue for periods in 2001 when the Company was compelled to shut-in its cogeneration plants due to the payment default of the utility.

     The Company experienced an effective tax rate of 11% for the three-month period ending March 31, 2002 compared to an effective tax rate of 21% for the same period last year. The decrease is primarily a result of anticipated increased EOR capital investment and EOR project steam volumes for 2002 and the lower oil prices received during the three-month period. The Company continues to invest in qualifying enhanced oil recovery projects and anticipates an effective rate for 2002 below 25%.

                 Liquidity and Capital Resources

     Working capital at March 31, 2002 was $5.4 million, down from $49.4 million in the first quarter of 2001 and $5.8 million at December 31, 2001. Working capital was very high in the first quarter of 2001 due primarily to the drawdown of funds from the Company's line of credit in order to provide operating flexibility for the Company during the California energy crisis. Uses of funds in the first quarter of 2002 included capital expenditures of $4.2 million, payment of long-term debt of $5.0 million and the Company's quarterly dividend of $2.3 million.
For the first quarter of 2002, the cash provided by operations was $16.5 million compared to a use of funds of $12.3 million in the first quarter of 2001 and $6.5 million in cash provided by operations in the fourth quarter of 2002.

     The Company's capital budget program for the year 2002 calls for total firm budget expenditures of $27.1 million. Included in the program is the drilling of 88 new wells of which 15 will be horizontal, 45 workovers and $8.6 million in surface and other
improvements.   Ten new wells have been drilled to date,
including 8 horizontal wells, and 18 workovers have been completed. With firm oil prices, it is currently anticipated that the entire firm budget will be implemented in 2002 and completed during the third quarter.

               Forward Looking Statements

"Safe harbor under the Private Securities Litigation Reform Act of 1995": With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil, gas and electricity, gas transportation availability, the non-existence of a liquid marketplace for electricity purchases and sales within California, competition, environmental risks, litigation uncertainties, drilling, development and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, the availability of drilling rigs and other support services, legislative and/or judicial decisions and other government regulation.


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

Date:  May 6, 2002



