Form 10-Q
period 2002-09-30
BERRY PETROLEUM CO
filed 2002-11-12
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q


       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.

              For the quarterly period ended September 30, 2002
                        Commission file number 1-9735


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

The number of shares of each of the registrant's classes of capital stock outstanding as of September 30, 2002 was 20,852,695 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.







                          BERRY PETROLEUM COMPANY
                             SEPTEMBER 30, 2002
                                   INDEX


PART I.  Financial Information                              Page No.

Item 1.  Financial Statements

Condensed Balance Sheets at
 September 30, 2002 and December 31, 2001                        3

Condensed Income Statements for the Three Month Periods
 Ended September 30, 2002 and 2001                               4

Condensed Income Statements for the Nine Month Periods
 Ended September 30, 2002 and 2001                               5

Condensed Statements of Comprehensive Income for the
 Nine Month Periods Ended September 30, 2002 and 2001            6

Condensed Statements of Cash Flows for the
 Nine Month Periods Ended September 30, 2002 and 2001            7

Notes to Condensed Financial Statements                          8

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations                9

Item 4.  Controls and Procedures                                14

PART II. Other Information                                      14

Item 6.  Exhibits and Reports on Form 8-K                       14

Signatures                                                      14

Certifications                                                  15

Exhibit index                                                   17










                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                          Condensed Balance Sheets
                  (In Thousands, Except Share Information)

                                              September    December 31,
                                               30, 2002        2001
                                              (Unaudited)
               ASSETS
Current Assets:
 Cash and cash equivalents                      $   7,861    $   7,238
 Short-term investments available for sale            659          594
 Accounts receivable                               14,883       17,577
 Prepaid expenses and other                         4,542        2,792
                                                 --------     --------
  Total current assets                             27,945       28,201

Oil and gas properties (successful efforts
 basis), buildings and equipment, net             214,026      203,413
Other assets                                          913          912
                                                 --------     --------
                                                $ 242,884    $ 232,526
                                                 ========     ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  13,852    $  11,197
 Accrued liabilities                                5,013        7,089
 Federal and state income taxes payable             6,066        4,078
 Fair value of derivatives                          4,643            -
                                                 --------     --------
  Total current liabilities                        29,574       22,364

Long-term debt                                     13,000       25,000

Deferred income taxes                              33,422       32,009

Fair value of derivatives                             278            -

Shareholders' equity:
 Preferred stock, $.01 par value; 2,000,000
  shares authorized; no shares outstanding              -            -
 Capital stock, $.01 par value:
  Class A Common Stock, 50,000,000 shares
   authorized; 20,852,695 shares issued and
   outstanding at September 30, 2002
(20,833,094 at December 31, 2001)                     209          208
  Class B Stock, 1,500,000 shares authorized;
   898,892 shares issued and outstanding
   (liquidation preference of $899)                     9            9
  Capital in excess of par value                   48,802       48,905
 Accumulated other comprehensive income (loss)     (2,953)           -
 Retained earnings                                120,543      104,031
                                                 --------     --------
 Total shareholders' equity                       166,610      153,153
                                                 --------     --------
                                                $ 242,884    $ 232,526
                                                 ========     ========

 The accompanying notes are an integral part of these financial statements.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                        Condensed Income Statements
          Three Month Periods Ended September 30, 2002 and 2001
                  (In Thousands, Except Per Share Data)
                                (Unaudited)

                                                   2002          2001
Revenues:
 Sales of oil and gas                           $  28,044     $  22,440
 Sales of electricity                               7,172         9,555
 Interest and other income, net                        71         1,127
                                                 --------      --------
                                                   35,287        33,122
                                                 --------      --------
Expenses:
 Operating costs - oil and gas production          11,402         9,761
 Operating costs - electricity generation           7,172         9,555
 Depreciation, depletion and amortization           4,126         3,864
 General and administrative                         2,277         1,543
 Interest                                             179           959
                                                 --------      --------
                                                   25,156        25,682
                                                 --------      --------
Income before income taxes                         10,131         7,440
Provision for income taxes                          2,544         1,548
                                                 --------      --------
Net income                                      $   7,587     $   5,892
                                                 ========      ========

Basic net income per share                      $     .35     $     .27
                                                 ========      ========

Diluted net income per share                    $     .35     $     .27
                                                 ========      ========

Cash dividends per share                        $     .10     $     .10
                                                 ========      ========

Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share              21,746        22,034

Effect of dilutive securities:
 Stock options                                        166           132
 Other                                                 33            34
                                                 --------      --------
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                      21,945        22,200
                                                 ========      ========


The accompanying notes are an integral part of these financial statements.




                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
                        Item 1. Financial Statements
                        Condensed Income Statements
           Nine Month Periods Ended September 30, 2002 and 2001
                  (In Thousands, Except Per Share Data)
                                (Unaudited)
                                                   2002         2001

Revenues:
 Sales of oil and gas                           $  73,289     $  80,868
 Sales of electricity                              20,963        28,088
 Interest and other income, net                     1,616         2,106
                                                 --------      --------
                                                   95,868       111,062
                                                 --------      --------
Expenses:
 Operating costs - oil and gas production          30,381        31,567
 Operating costs - electricity generation          20,631        27,890
 Depreciation, depletion and amortization          12,396        12,538
 General and administrative                         6,171         5,482
 Write-off (recovery) of electricity receivable    (3,631)        6,645
 Interest                                             863         3,271
                                                 --------      --------
                                                   66,811        87,393
                                                 --------      --------
Income before income taxes                         29,057        23,669
Provision for income taxes                          6,023         5,780
                                                 --------      --------
Net income                                      $  23,034     $  17,889
                                                 ========      ========

Basic net income per share                      $    1.06     $     .81
                                                 ========      ========

Diluted net income per share                    $    1.05     $     .81
                                                 ========      ========

Cash dividends per share                        $     .30     $     .30
                                                 ========      ========

Weighted average number of shares of
 capital stock outstanding used to
 calculate basic net income per share              21,738        22,035

Effect of dilutive securities:
 Stock options                                        149            57
 Other                                                 40            21
                                                 --------      --------
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                      21,927        22,113
                                                 ========     =========



The accompanying notes are an integral part of these financial statements.



                           BERRY PETROLEUM COMPANY
                       Part I.  Financial Information
                       Item 1.  Financial Statements
                Condensed Statements of Comprehensive Income
            Nine Month Periods Ended September 30, 2002 and 2001
                               (In Thousands)
                                 (Unaudited)
                                                   2002         2001

  Net income                                   $  23,034    $  17,889
  Unrealized losses on derivatives, net of
   income taxes of $1,968 and $4,413              (2,953)      (6,620)
  Reclassification of realized gains
 included in net income                                -         (441)
                                                --------     --------
  Comprehensive income                         $  20,081    $  10,828
                                                ========     ========






































 The accompanying notes are an integral part of these financial statements.


                        BERRY PETROLEUM COMPANY
                     Part I.  Financial Information
                     Item 1.  Financial Statements
                   Condensed Statements of Cash Flows
          Nine Month Periods Ended September 30, 2002 and 2001
                             (In Thousands)
                              (Unaudited)
                                                  2002           2001
 Cash flows from operating activities:
  Net income                                   $  23,034      $  17,889
  Depreciation, depletion and amortization        12,396         12,538
  Deferred income tax liability                    1,414          1,913
  Other, net                                        (258)           285
                                                --------       --------
    Net working capital provided by
    operating activities                          36,586         32,625

  Decrease in accounts receivable, prepaid
   expenses and other                              2,801          7,354
  Increase (decrease) in current liabilities       2,567        (11,090)
                                                --------       --------
    Net cash provided by operating activities     41,954         28,889

 Cash flows from investing activities:
  Capital expenditures and acquisitions          (22,527)       (11,349)
  Other, net                                         (44)           131
                                                --------       --------
    Net cash used in investing activities        (22,571)       (11,218)

 Cash flows from financing activities:
  Proceeds from issuance of long-term debt             -         45,000
  Payment of long-term debt                      (12,000)       (37,000)
  Dividends paid                                  (6,522)        (6,611)
  Other, net                                        (238)          (714)
                                                --------       --------
    Net cash (used in) provided by
      financing activities                       (18,760)           675
                                                --------       --------
  Net increase in cash and cash equivalents          623         18,346

 Cash and cash equivalents at beginning of
 year                                              7,238          2,731
                                                --------       --------
  Cash and cash equivalents at end of period   $   7,861      $  21,077
                                                ========       ========

Supplemental non-cash activity:
 Decrease in fair value of derivatives:
  Current (net of income taxes of $1,857 and
   $1,148 in 2002 and 2001, respectively)      $   2,786      $   1,723
  Non-current (net of income taxes of $111
   and $3,265 in 2002 and 2001, respectively)        167          4,897
 Net decrease to accumulated other              --------       --------
  comprehensive income                         $   2,953      $   6,620
                                                ========       ========


The accompanying notes are an integral part of these financial statements.




                          Berry Petroleum Company
                       Part I.  Financial Information
                   Notes to Condensed Financial Statements
                          September 30, 2002
                               (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 2002 and December 31, 2001 and results of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2001 financial statements. The December 31, 2001 Form 10-K and the Form 10-Q's for the periods ended June 30,
2002 and March 31, 2002 should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.






























                         BERRY PETROLEUM COMPANY
                     Part I. Financial Information
           Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

                         Results of Operations

     Net income for the third quarter of 2002 was $7.6 million, or $.35 per share, on revenues of $35.3 million, up 29% from $5.9 million, or $.27 per share, on revenues of $33.1 million in the third quarter of 2001 and up 12% from $6.8 million, or $.31 per share, on revenues of $33.2 million in the second quarter of 2002. Net income for the first nine months of 2002 was $23.0 million, or $1.06 per share (basic), on revenues of $95.9 million, up 28% from $17.9 million, or $.81 per share, on revenues of $111.1 million, for the first nine months of 2001. Pre-tax income in the first nine months of 2002 included the recovery of $3.6 million of the $6.6 million in electricity receivables which was written off in the first quarter of 2001.

                               Three Months Ended      Nine Months Ended
                            Sept 30, June 30, Sept 30, Sept 30, Sept 30,
                              2002     2002     2001     2002     2001
Oil and gas:
Net production - BOE per day 14,464   14,060   12,940   14,110   13,938

Per BOE:
Realized sales price (1)     $21.03   $19.99   $19.91   $19.02   $21.43

Operating costs (2)            8.06     7.96     7.63     7.35     7.83
Production taxes                .51      .55      .57      .54      .47
                              -----    -----    -----    -----    -----
    Total operating costs      8.57     8.51     8.20     7.89     8.30

Depreciation/Depletion (DD&A)  3.10     3.34     3.25     3.22     3.30
General & administrative
expenses(G&A)                  1.71     1.59     1.30     1.60     1.44

Interest expense                .13      .20      .81      .22      .86

Electricity:
Production - Mwh day          2,088    1,935    1,921    2,025    1,119
Sales - Mwh/day               1,918    1,748    1,835    1,852    1,052
Average sales price - $/Mwh  $37.59   $39.46   $56.89   $38.54   $62.85

Other:
Fuel gas cost per Mmbtu        3.02     2.97     3.75     2.83     7.99

BOE = barrel of oil equivalent
Mwh = Megawatt hour

(1)Includes realized hedging losses per BOE of $1.19, $.51 and $.58 for the three months ended September 30, 2002, June 30, 2002 and nine months ended September 30, 2002, respectively. Excludes unrealized hedging losses of $.99 and $.01 for the three and nine months ended September 30, 2001, respectively. The impacts of unrealized gains and losses are a result of the application of FAS 133.

(2)Includes expenses in excess of revenues from cogeneration operations of $1.69, $1.73 and $1.48 for the third quarter of 2002, the second quarter of 2002 and the third quarter of 2001, respectively. For the first nine months of 2002 and 2001, respectively, these expenses represent $1.26 and $1.61.

      Operating income from oil and gas operations was $12.6 million and $30.8 million for the three and nine months ended September 30, 2002. These results were $3.7 million, or 42%, higher than $8.9 million earned in the third quarter of 2001 and $6.2 million, or 17%, lower than $37.2 million earned for the first nine months of 2001. The primary reasons for the increase in the third quarter of 2002 were higher production and higher realized oil prices. For the nine months ended September 30, 2002, operating income declined primarily due to lower oil prices, partially offset by higher production and lower operating costs.

      Oil and gas production (BOE/day) in the third quarter of 2002 increased to 14,464, up 12% from 12,940 in the third quarter of 2001 and up 3% from 14,060 in the second quarter of 2002. Production for the first nine months of 2002 was 14,110, up slightly from 13,938 for the same period of 2001. Production for the week ended October 31, 2002 averaged approximately 14,800 BOE/day and the Company is forecasting an exit rate for 2002 of approximately 15,500 BOE/day. The Company is experiencing higher production levels due to the implementation of its capital budget and renewed steaming operations in 2002. As of October 31, 2002, the Company had drilled and completed 36 vertical and 14 horizontal producing wells on the Company's operated properties in California. Many of these wells have completed their first steam cycle and are contributing to the increase in production. To complete the Company's 2002 capital budget program, the Company plans to drill an additional 13 vertical and 3 horizontal producing wells in California in the fourth quarter of 2002 which should contribute to further increases in production for the fourth quarter of this year and into 2003. In addition to newly drilled producing wells, the Company increased its steam injection to approximately 62,500 barrels per day (B/D) for the third quarter of 2002 and 59,600 B/D for the nine months ended September 30, 2002, up 33% from 47,000 B/D in the third quarter of 2001 and 121% from an average of 27,000 B/D for the nine months ended September 30, 2001. These efforts should result in production improvements in the upcoming quarters.

      The average realized sales price for the third quarter of 2002 was $21.03, up from $19.91 in the third quarter of 2001 and $19.99 in the second quarter of 2002. For the nine months ended September 30, 2002, the average realized price was $19.02, down from $21.43 for the comparable period of 2001. The realized prices for 2002 included realized hedging losses of $1.19, $.51 and $.58 for the three months ended September 30, 2002, June 30, 2002 and the nine months ended September 30, 2002. These losses relate to cash payments on the hedges put in place by the Company for protection against large decreases in the price of crude oil. The Company has preferred bracketed zero-cost collars as they meet the Company's objectives of retaining significant upside while being adequately protected on a significant downside price movement.












The following table summarizes the oil hedges in place as of September 30, 2002:

                                 Crude Oil Hedges
                            (Based on Nymex WTI Pricing)

                   Barrels          Floor                Ceiling
  Term             Per Day  Sell Put   Buy Put    Sell Call   Buy Call

04/01/2002 -        2,500         -     $20.00    $24.10           -
03/31/2003

04/01/2002 -        2,500    $17.60     $21.60    $25.55       $30.00
03/31/2003

01/01/2003 -        1,500    $19.00     $23.00    $27.00       $30.85
12/31/2003

04/01/2003 -        2,500    $18.25     $22.10    $25.40       $30.10
03/31/2004

04/01/2003 -        2,500    $18.25     $22.10    $25.45       $30.10
03/31/2004

      Payments to our counterparties are triggered when Nymex monthly average prices are between the Ceiling Sell Call and Buy Call prices. With Nymex pricing averaging $28.27 for the third quarter, which was in excess of the hedge Ceiling Sell Call prices, payments related to these hedges were triggered resulting in the hedging losses detailed above.

     Operating costs for the third quarter were $11.4 million, or $8.57 per BOE, up from $9.8 million, or $8.20 per BOE, in the third quarter of 2001. Operating costs for the first nine months of 2002 were $30.4 million, or $7.89 per BOE, down from $31.6 million, or $8.30 per BOE, for the first nine months of 2001. The Company has made enhancements in field operations to stabilize non-steam related operating costs such as oil treating consolidation and the conversion of many of the Company's producing properties' electrical requirements to cogeneration power rather than purchasing electricity from the utilities.

      The cost of steaming is directly affected by the sales price received for the electricity produced from the Company's cogeneration operations and the cost of natural gas used as fuel in the Company's steam generation operations. Revenues from electricity sales declined in the first nine months of 2002 from the same 2001 period as the Company was unable to achieve sales prices in the open market that were comparable to its previous contractual sales prices with major utilities. The average price per Mwh received for the Company's electricity was approximately $39 in the first nine months of 2002, down from approximately $63 received during the same 2001 period. The cost of natural gas per Mmbtu was unusually high in the first nine months of 2001 at $7.99/Mmbtu. This was significantly higher than the $2.83/Mmbtu incurred in the first nine months of 2002. However, the cost of natural gas remains volatile and based on Nymex strip prices, it is estimated that the Company's cost of natural gas purchased in the fourth quarter of 2002 and for 2003 will range between $3.50 and $4.20/Mmbtu.


      To protect a portion of the Company's electrical production from low off-peak power prices, the Company entered into the following fixed price sale (swap) agreements:
                               Electricity Hedges
                        (Based on Dow Jones SP15 Index)

                                                           Swap
               Term                    Volume              Price

        10/1/02 - 12/31/02     30 Mwh per off-peak hour    $21.25
         1/1/03 -  3/31/03     30 Mwh per off-peak hour    $22.50
         4/1/03 -  5/31/03     30 Mwh per off-peak hour    $21.00

     One of the Company's principal goals for the upcoming quarters will be to lower the cost of producing steam for its oil and gas operations. On August 22, 2002, the California Public Utilities Commission mandated that investor owned utilities offer Standard Offer contracts to certain qualified facilities. The Company meets the requirements and is attempting to have these contracts with Southern California Edison Company and Pacific Gas and Electric Company in effect by January 1, 2003. Once executed, these contracts should result in improved electrical pricing which would contribute to lower operating costs for the Company's crude oil production operations. These contracts will expire no later than December 31, 2003.

      G&A for the third quarter was $2.3 million, up 53% from $1.5 million in the third quarter of 2001 and 15% from $2.0 million in the second quarter of 2002. The increase in the third quarter of 2002 compared to the third quarter of 2001 was primarily due to the hiring of additional technical employees to assist in property development and the pursuit of acquisition opportunities, and higher insurance and property evaluation costs. G&A for the nine months ended September 30, 2002 was 13% higher than the first nine months of 2001 due to higher insurance costs, property evaluation and rent expense, partially offset by lower legal fees.

      The Company experienced an effective tax rate of 25% in the third quarter of 2002 and 21% in the first nine months of 2002 compared to 21% and 24% in the same three and nine month 2001 periods, respectively. The Company continues to invest in qualifying enhanced oil recovery (EOR) projects and anticipates that it will continue to earn EOR tax credits. This is the primary reason that the Company's effective tax rate is below the statutory tax rate.

                       Liquidity and Capital Resources

      Working capital at September 30, 2002 was negative $1.6 million, down from $18.3 million at September 30, 2001 and $5.8 million, at December 31, 2001. Cash generated from operations for the first nine months of 2002 was $42.0 million, up 45% from $28.9 million for the first nine months of 2001. For the 2002 period, cash was used for a total of $22.5 million in capital expenditures and leasehold acquisitions, $12.0 million to repay long-term debt and $6.5 million in dividends.

      The Company's capital budget plan has been expanded and now calls for the commitment of $31.5 million. As of October 31, 2002, 36 vertical producing wells and 14 horizontal producing wells have been drilled on the Company's operated properties in California.  For all of  2002,  the  plan
calls for a total of 49 vertical and 17 horizontal producing wells and 68 workovers on its California properties. Also, the Company has acquired an extensive acreage position in two states consisting of approximately 182,000 acres in northeastern Kansas and 44,000 acres in southern Illinois. As part of the capital budget, the Company has also drilled a five well coal bed methane (CBM) pilot in Illinois, and commenced drilling one of two pilots on its Kansas acreage and expects to drill a second pilot by year-end. It is anticipated that the pilot programs will verify the gas content and permeabilities of the coal, and thus its economic potential. The Company's goal is to determine by mid-to-late 2003 if full development is commercial, at which time the Company could begin full exploitation.

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


















                          BERRY PETROLEUM COMPANY
                        Part II. Other Information

Item 4.  Controls and Procedures

        The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 and have concluded that there are no significant deficiencies or material weaknesses. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  See Exhibit Index.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY




/s/ Donald A. Dale
Donald A. Dale
 Controller
 (Principal Accounting Officer)

Date:  November 12, 2002








                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
I, Jerry V. Hoffman, Chairman, President and Chief Executive Officer of Berry Petroleum Company, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Berry Petroleum
Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002
                                       /s/ Jerry V. Hoffman
                                       Jerry V. Hoffman
                                       Chairman, President and
                                       Chief Executive Officer


                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
I, Ralph J. Goehring, Senior Vice President and Chief Financial Officer of Berry Petroleum Company, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Berry Petroleum
Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002
                                            /s/ Ralph J. Goehring
                                            Ralph J. Goehring
                                            Senior Vice President and
                                            Chief Financial Officer


                              EXHIBIT INDEX

Exhibit No.                    Description

 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






















