Form 10-K
period 2002-12-31
BERRY PETROLEUM CO
filed 2003-03-12
CIK 778438

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                              FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
        For the fiscal year ended December 31, 2002
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X]  NO [  ]

     As of February 14, 2003, the registrant had 20,860,070 shares of Class A Common Stock outstanding and the aggregate market value of the voting stock held by nonaffiliates was approximately $244,242,617. This calculation is based on the closing price of the shares on the New York Stock Exchange on February 14, 2003 of $15.60. The registrant also had 898,892 shares of Class B Stock outstanding on February 14, 2003, all of which is held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.



                       BERRY PETROLEUM COMPANY
                          TABLE OF CONTENTS

                               PART I
                                                             Page
Items 1
 and 2.   Business and Properties                               3
           General                                              3
           Oil Marketing                                        4
           Steaming Operations                                  5
           Electricity Contracts                                7
           Electricity Generation                               8
           Impact of Enron Bankruptcy                           8
           Environmental and Other Regulations                  8
           Competition                                          9
           Employees                                            9
           Oil and Gas Properties                              10
            Development                                        10
            Exploration                                        11
           Enhanced Oil Recovery Tax Credits                   12
           Oil and Gas Reserves                                12
           Production                                          12
           Acreage and Wells                                   13
           Drilling Activity                                   13
           Title and Insurance                                 13

Item 3.    Legal Proceedings                                   14
Item 4.    Submission of Matters to a Vote of
             Security Holders                                  14
           Executive Officers                                  14

                                PART II

Item 5.    Market for the Registrant's Common Equity
             and Related Shareholder Matters                   15
Item 6.    Selected Financial Data                             16
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations     17
Item 7A.   Quantitative and Qualitative Disclosures
             About MarketRisk                                  21
Item 8.    Financial Statements and Supplementary Data         23
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure            44

                               PART III

Item 10.  Directors and Executive Officers of the
            Registrant                                         44
Item 11.  Executive Compensation                               44
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                              44
Item 13.  Certain Relationships and Related Transactions       44

                                PART IV

Item 14.  Controls and Procedures                              44
Item 15.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                            45

                              PART I
Items 1 and 2.  Business and Properties

Company Website

     The Company has a website located at www.bry.com. The website can be used to access recent news releases and Securities and Exchange Commission filings, crude oil price postings, the Company's Annual Report and Proxy Statement along with other items of interest.

General

     Berry Petroleum Company, ("Berry" or "Company"), is an independent energy company engaged in the production, development, acquisition, exploitation and exploration of crude oil and natural gas. While the Company was incorporated in Delaware in 1985 and has been a publicly traded company since 1987, it can trace its roots in California oil production back to 1909. Currently, Berry's principal reserves and producing properties are located in Kern, Los Angeles and Ventura Counties in California. Information contained in this report on Form 10-K reflects the business of the Company during the year ended December 31, 2002. In March 2002, primarily in an effort to improve its competitive position in attracting and retaining talented personnel, the Company relocated its corporate headquarters to Bakersfield, California from its properties in the South Midway-Sunset field near Taft. Management believes that these new facilities are adequate for its current operations and anticipated growth.

     The Company's mission is to increase shareholder returns, primarily through maximizing the value and cash flow of the Company's assets. To achieve this, Berry's corporate strategy is to be a low-cost producer and to grow the Company's asset base strategically. To increase production and proved reserves, the Company will compete to acquire oil and gas properties with principally proved reserves with exploitation potential and will focus on the further development of its existing properties by application of enhanced oil recovery (EOR) methods, developmental drilling, well completions and remedial work. In conjunction with the goals of being a low-cost heavy oil producer and the exploitation and development of its large heavy crude oil base, the Company owns three cogeneration facilities which are intended to provide an efficient and secure long-term supply of steam which is necessary for the economic production of heavy oil. Berry views these assets as a critical part of its long-term success. Berry believes that its primary strengths are its ability to maintain a low-cost operation, its flexibility in acquiring attractive producing properties which have significant exploitation and enhancement potential, its strong financial position and its experienced management team and staff. While the Company continues to seek investment opportunities in California, the Company intends to pursue opportunities in other basins which would establish another core area and provide for additional growth opportunities and diversification of the Company's predominantly heavy oil resource base. Consistent with this strategy, the Company announced in February 2003 that it has opened an office in Denver to identify and evaluate potential opportunities which may achieve the Company's growth goals. From time to time, the Company also hires consultants or others knowledgeable in the industry to assist the Company in identifying, evaluating and acquiring assets. The Company has approximately $130 million of unused borrowing capacity to finance acquisitions and will consider, if appropriate, the issuance of capital stock to finance future purchases.

Proved Reserves

     As of December 31, 2002, the Company's estimated proved reserves were 101.7 million barrels of oil equivalent, (BOE), of which 99% are heavy crude oil, i.e., oil with an API gravity of less than 20 degrees. A significant portion of these proved reserves is owned in fee. Substantially all of the Company's reserves as of December 31, 2002 were located in California, with 74%, 20% and 5% of total proved reserves in Kern, Los Angeles and Ventura Counties, respectively. The Company's reserves have a long life of approximately 19 years, which is primarily a result of the Company's strong position in heavy crude oil (the Company's properties in the Midway-Sunset and the Placerita fields average 13 degrees API gravity and the Montalvo field averages 16 degrees API gravity). Production in 2002 was 5.3 million BOE, up 4% from 2001 production of 5 million BOE. For the five years 1998 through 2002, the Company's average annual reserve replacement rate was 102% and the acquisition, finding and development cost was $4.12 per BOE.


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

Revenues

     The percentage of revenues by source for the prior three years is as follows:

                                   2002     2001     2000

     Sales of oil and gas           77%      72%      69%
     Sales of electricity           22%      26%      31%
     Other                           1%       2%       -%

Oil Marketing

     The global and California crude oil markets have remained volatile due to economic and political forces. The Organization of Petroleum Exporting Countries (OPEC) has attempted to manage crude oil prices from petroleum product demand weakness due to worldwide economic slowdowns and political instability. Product prices rose in 2002 from the low in mid-January and continued to exhibit an overall-strengthening trend during the remainder of the year. Contributing factors to the increase in prices at year-end included the potential for military conflict in Iraq and the supply disruptions in Venezuela due to a strike against its President, Hugo Chavez. Average prices for 2002 were similar to those in 2001. The NYMEX price for West Texas Intermediate
(WTI), the U.S. benchmark crude oil, averaged $26.15 for 2002 compared to $25.95 for 2001 and $30.26 in 2000. The range for the year 2002 was broad, however, with a low of $17.97 and a high of $32.72. The average posted price for the Company's 13 degree API heavy crude oil was $20.67 for 2002 compared to $18.70 for 2001 and $23.90 for 2000. The range of posted prices for the Company's heavy crude oil in 2002 included a low of $11.75 and a high of $26.75.

     While crude oil price differentials between WTI and California's heavy crude widened slightly during the two previous years, the trend reversed in 2002. The crude price differential between WTI and California's heavy crude oil has averaged $5.48, $7.25 and $6.36 for 2002, 2001 and 2000, respectively. A price-sensitive royalty burdens one of the Company's properties which produces in excess of 3,000 BPD. The royalty was 75% of the heavy oil posted price above $14.30 in 2002. This price is escalated 2% annually.

     Berry markets its crude oil production to competing buyers including independent marketing, pipeline and oil refining companies. Primarily due to the Company's ability to deliver significant volumes of crude oil over a multi-year period, the Company was able to secure a three-year sales agreement, beginning in April 2000, with a major California refiner whereby the Company sells in excess of 80% of its production under a negotiated pricing mechanism. This contract was renegotiated during 2002 and extended through 2005. Over 90% of the Company's current production is subject to this new contract. Pricing in the new agreement is based upon the higher of the average of the local field posted prices plus a fixed bonus, or WTI minus a fixed differential. Both methods are calculated using a monthly determination. In addition to providing a premium above field postings, the agreement effectively eliminates the Company's exposure to the risk of widening WTI to California heavy crude price differentials and allows the Company to effectively hedge its production based on NYMEX WTI pricing.

     From time to time, the Company enters into crude oil hedge contracts, the terms of which depend on various factors, including Management's view of future crude oil prices and the Company's future financial commitments. This price protection program is designed to moderate the effects of a severe price downturn while allowing Berry to participate in the upside after a maximum per barrel payment. The hedge can be in the form of a swap or an option. The Company has utilized bracketed zero-cost collars as they meet the Company's objectives of retaining significant upside while being adequately protected on a significant downside price movement. These price protection activities resulted in a net cost or (benefit)/Bbl to the Company of $.72 in 2002, ($.16) in 2001 and $1.31 in 2000.

     The following table summarizes the oil hedges in place as of February 14, 2003:

                           Crude Oil Hedges
                       (Based on NYMEX WTI Pricing)
                          Barrels         Floor              Ceiling
      Term                Per Day  Sell Put  Buy Put  Sell Call  Buy Call
 04/01/2002-03/31/2003     2,500    $    -   $20.00   $24.10     $    -

 04/01/2002-03/31/2003     2,500    $17.60   $21.60   $25.55     $30.00

 01/01/2003-12/31/2003     1,500    $19.00   $23.00   $27.00     $30.85

 04/01/2003-03/31/2004     2,500    $18.25   $22.10   $25.40     $30.10

 04/01/2003-03/31/2004     2,500    $18.25   $22.10   $25.45     $30.10

 04/01/2004-12/31/2004(1)  1,000    $19.00   $22.00   $25.50     $29.40

 04/01/2004-12/31/2004(1)  1,000    $19.50   $23.00   $26.00     $29.75

 01/01/2004-12/31/2004(1)  1,000    $19.50   $23.00   $26.00     $29.50

 01/01/2004-12/31/2004(1)  1,000    $19.50   $23.00   $26.25     $29.85

   (1)Hedge was put in place in 2003.

     Payments to our counterparties are triggered when NYMEX monthly average prices are between the Ceiling Sell Call and Buy Call prices. Conversely, payments from our counterparties are received when the NYMEX monthly average prices are between the Floor Sell Put and Buy Put prices. Management regularly monitors the crude oil markets and the Company's financial commitments to determine if, when, and at what level some form of crude oil hedging or other price protection is appropriate.

Steaming Operations

     At December 31, 2002, approximately 94% of the Company's proved reserves, or 96 million barrels, consisted of heavy crude oil produced from depths averaging less than 2,000 feet. The Company, in achieving its goal of being a low-cost heavy oil producer, has focused on reducing its steam cost through the ownership and efficient operation of cogeneration facilities. Two of these cogeneration facilities, a 38 megawatt (Mw) and an 18 Mw facility are located on the Company's South Midway-Sunset field. The Company also owns a 42 Mw cogeneration facility, consisting of two 21 Mw turbines, which is located at the Company's Placerita field. Steam generation from these facilities is more efficient than conventional steam generators, as both steam and electricity are produced from the cogeneration facilities. In addition, the Company's ownership of these facilities allows for control over the steam supply which is crucial for the maximization of oil production and ultimate reserve recovery.

     The Company believes that it may become advantageous to add additional productive steam capacity for its requirements at South Midway-Sunset and Placerita to allow for full development of its properties. While the Company vigorously pursued the possibility of constructing additional cogeneration facilities at various locations on its properties in 2001, and tested the market in 2002, the regulation and operating and financial conditions of the electrical market in California remain in turmoil and are currently not favorable for these types of investments. The Company will continue to seek an economic long-term power sales agreement(s) to support additional cogeneration facilities.

Midway-Sunset Field

     For its South Midway-Sunset properties, the Company's steam production for 2002 was generated by its 38 Mw and 18 Mw cogeneration facilities (approximately 22,500 barrels of steam per day (BSPD) including duct-fire, 13,300 in 2001 and 21,000 BSPD in 2000, respectively) and, as needed, from conventional steam generators. The Company also has a steam contract from an on-site, non-owned cogeneration facility for a minimum delivery of 2,000 BSPD for use in the Company's operations. Conventional steam generators are used by the Company as warranted to maintain current production levels, to economically produce additional crude oil and as emergency back-up steam generation to the cogeneration facilities. The Company has the capability of generating approximately 17,000 BSPD from conventional steam generators on its South Midway-Sunset properties. On its North Midway-Sunset properties, the Company relies solely on conventional steam generators for its steam requirements, which have the capability of generating approximately 3,400 BSPD.

Placerita

     On its Placerita properties, the Company generated approximately 12,750 BSPD in 2002, 8,600 BSPD in 2001 and 12,500
BSPD in 2000 from its 42 Mw cogeneration facility and has the capability of generating another 11,800 BSPD from conventional steam generators.

 Current Steam Output
     Conventional Steam Generation

     Effective December 1, 2000, the Company shut-in most of its conventional steam generation capacity due to an unprecedented increase in natural gas prices at the Southern California border (SoCal). The natural gas price for delivery into SoCal was $14.08/Million British Thermal Units (Mmbtu) in December 2000, versus an average of $2.74/Mmbtu in 1999. Historically, the SoCal natural gas price has tracked very close to the NYMEX Henry Hub
(HH) price. The SoCal price increased significantly over HH in December 2000 by $7.72/Mmbtu. This dramatic rise in natural gas prices made conventional steaming operations uneconomic and, thus, forced the Company to suspend most of its conventional steaming operations. High natural gas prices in California persisted into mid-2001. In August 2001, with SoCal prices at approximately $4.00/Mmbtu, the Company began generating steam from its conventional sources. The cost of natural gas purchased averaged $3.13/Mmbtu, $5.76/Mmbtu and $4.95/Mmbtu in 2002, 2001 and 2000, respectively. The Company operated most of its conventional steam capacity in 2002 as natural gas prices moderated to achieve the Company's goal of increasing oil production to the pre-California electricity crisis levels. In early 2003, natural gas prices have increased to over $5.00/Mmbtu and the Company has selectively reduced approximately 6,000 BSPD from conventional sources to maximize operating margins.

     Cogeneration Steam Generation

     Going into 2001, the Company had four Standard Offer (SO) electricity sales contracts related to its three cogeneration plants. The payments under these contracts were based primarily on natural gas costs, thus, as fuel costs rose so did the electrical revenues.

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

     The Company successfully delivered its power generation in 2002 to paying customers and increased its steam generation volumes from its cogeneration facilities similar to its pre-2001
historical levels.   The Company was also successful in re-
instating three of its Standard Offer Contracts in late 2002 and began delivering power under these contracts to PG&E and Edison in January 2003. These contracts should result in improved electrical pricing for 2003 and are scheduled to terminate no later than December 31, 2003. Management will pursue extensions or other long-term contracts at competitive rates for 2004 and beyond. The $5.37/kwh received on the above fixed electricity contract will revert to SRAC pricing plus a capacity payment in July 2006 and the contract will expire in March 2009.

Natural Gas Deliverability

     The Company has physical access to gas pipelines, such as the Kern River and Southern California Gas Company systems, to transport its gas purchases required for steam generation. The Company has no long-term gas delivery contracts and none of the Company's cogeneration facilities are subject to any long-term gas transportation agreements. Historically, there has been sufficient capacity to deliver adequate quantities of natural gas to the Company's properties, however, it appears that pipeline capacity into and within California was constrained in late 2000 and into 2001 and was at least partially responsible for higher natural gas prices in California. In early 2001, the Company subscribed to 12,000 Mmbtu/day of firm transportation for a ten-year term on the expansion project on the Kern River Pipeline. This project is expected to begin delivering gas in mid-2003.
One of the benefits of owning this firm transportation is that it provides additional flexibility to the Company in securing its natural gas supply and allows the Company to potentially benefit from discounted natural gas prices in the Rockies. Another benefit is that it protects the Company from a potential recurring situation where SoCal border gas prices are significantly above Henry Hub pricing. The Company has no assurance that it can procure its future natural gas requirements at reasonable prices, however, the natural gas constraint that occurred in late 2000 and early 2001 seems to have abated and recent SoCal gas prices are similar, or slightly discounted, to Henry Hub prices.

Electricity Contracts

     The following is a summary of the Company's current cogeneration electrical contracts and various operational data:

                                              Average       Average
                                              Megawatts     barrels of
               Type                           Delivered     steam
               of               Contract      for sale      delivered
Location     Contract Purchaser Expiration    per hour      per day
               (1)
                                             2002   2001   2002    2001
Placerita
 Placerita I  SO2      Edison    Mar-2009    18.7   13.4  6,630   5,075

 Placerita II RSO1     Edison    Q4-2003(2)  15.4   10.1  6,124   3,707

South Midway-Sunset
  Cogen 18    RSO1     PG&E      Q4-2003(2)  10.7    7.9  6,338   3,570

  Cogen 38    RSO1     PG&E      Q4-2003(2)  32.2   20.6 16,144   9,723

SO is for "Standard Offer", RSO is for "Reformed or Reinstated
Standard Offer"
(2)  Expected expiration

Electricity Generation

     The total electricity production capacity of the Company's three cogeneration facilities is 98 Mw. Each facility is centrally located on an oil producing property such that the steam generated by the facility is capable of being delivered to the wells that require the steam for the enhanced oil recovery process. The Company's investments in its cogeneration facilities have been for the express purpose of lowering the steam costs in its heavy oil operations and securing operating control of the respective steam generation. Expenses of operating the cogeneration plants are analyzed monthly on a companywide basis. Any profits generated from cogeneration are considered profits from electricity generation. If the expenses exceed electricity revenues, the excess expenses are charged to oil and gas operating costs.

     On August 22, 2002, the California Public Utilities Commission mandated that investor owned utilities offer Standard Offer contracts to certain qualified facilities. The Company met these requirements and has entered into Revised Standard Offer
(RSO1) contracts with Southern California Edison Company and Pacific Gas and Electric Company effective January 2003. These contracts should result in improved electrical pricing, which in turn will contribute to lower operating costs for the Company's crude oil production operations. These contracts will expire no later than December 31, 2003. Management will pursue extensions or other longer-term contracts at competitive rates for 2004 and beyond.

     To protect a portion of the Company's electrical production from low off-peak power prices, the Company entered into fixed price sale (swap) agreements. These price protection activities resulted in a net cost/Mwh to the Company of $.38 in 2002. Following are the contracts currently in effect:

                        Electricity Hedges
                Based on Dow Jones SP15 Index

  1/1/03-3/31/03       30 MWH per off-peak hour     $ 22.50

  4/1/03-5/31/03       30 MWH per off-peak hour     $ 21.00

These contracts are financial instruments and are independent of the RSO1 physical contracts.

Impact of Enron Bankruptcy

     The Company had commodity derivative contracts, both oil and natural gas, in place when Enron declared bankruptcy on December 2, 2001. On December 10, 2001, the Company elected to terminate all contracts with Enron and agreed with Enron as to the value of the contracts as of termination. Based on this agreed value, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2001 and recorded a liability of $1.3 million which is anticipated to be remitted upon the approval of the termination agreement in the Enron bankruptcy proceedings. The Company had a signed International Swap Dealer's Association (ISDA) master agreement with Enron which allowed for the netting of any receivables and liabilities arising thereunder.

Environmental and Other Regulations

     Berry Petroleum Company is committed to responsible management of the environment, health and safety, as these areas relate to the Company's operations. The Company strives to achieve the long-term goal of sustainable development within the framework of sound environmental, health and safety practices and standards. Berry makes environmental, health and safety protection an integral part of all business activities, from the acquisition and management of its resources through the decommissioning and reclamation of its wells and facilities.

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

     Therefore, Berry has programs in place to identify and manage known risks, to train employees in the proper performance of their duties and to incorporate viable new technologies into our operations. The costs incurred to ensure compliance with environmental, health and safety laws and other regulations are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to these matters.

     Currently, California environmental laws and regulations are being revised to lower emissions from stationary sources. Although these requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect the Company any differently, or to any greater or lesser extent, than other companies in California. Berry believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company's operations or financial condition. There can be no assurances, however, that changes in, or additions to, laws and regulations regarding the protection of the environment will not have such an impact in the future.

     Berry maintains insurance coverage that it believes is customary in the industry although it is not fully insured against all environmental or other risks. The Company is not aware of any environmental claims existing as of December 31, 2002 that would have a material impact upon the Company's financial position, results of operations, or liquidity.

Competition

     The oil and gas industry is highly competitive. As an independent producer, the Company does not own any refining or retail outlets and, therefore, it has little control over the price it receives for its crude oil. As such, higher costs, fees and taxes assessed at the producer level cannot necessarily be passed on to the Company's customers. In acquisition activities, significant competition exists as integrated and independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Although many of these competitors have greater financial and other resources than the Company, Management believes that Berry is in a position to compete effectively due to its low cost structure, transaction flexibility, strong financial position, experience and determination.

Employees

     On December 31, 2002, the Company had 113 full-time employees, up from 110 full-time employees at December 31, 2001.

Oil and Gas Properties

     Development

     Midway-Sunset - Berry owns and operates working interests in 35 properties consisting of 3,985 acres located in the Midway-Sunset field. The Company estimates these properties account for approximately 75% of the Company's proved oil and gas reserves and approximately 70% of its current daily production. Of these properties, 18 are owned in fee. The wells produce from an average depth of approximately 1,200 feet, and rely on thermal enhanced oil recovery (EOR) methods, primarily cyclic steaming.

     During 2002, the primary focus at Midway-Sunset was continued development of the Formax properties acquired in 1996 and the continued application of horizontal well technology in the Monarch sands. Of the 58 wells drilled in this field in 2002, 19 were drilled on the Formax properties, and 16 were horizontal wells. The Company's objectives using this innovative technology are to improve ultimate recovery of original oil-in-place, reduce the development and operating costs of the properties and accelerate production. In 2003, the Company plans to drill an additional 67 wells in this field, including 27 on the Formax properties and 13 horizontals.

     In the northern part of the Midway-Sunset field, our 2003 development plans call for the drilling of ten new wells and eight workovers to implement two steam drive pilots in a sizable diatomite accumulation. This 2003 program follows an encouraging corehole that the Company drilled in 2002, indicating both good oil saturation and rock properties. Ultimate completion of this program is dependent on the results of the 2003 pilots.

     Placerita - The Placerita property consists of six leases (three federal) and three fee properties totaling approximately 750 acres. The Company estimates current reserves from Placerita account for approximately 20% of Berry's proved oil and gas reserves and approximately 19% of Berry's daily production. The average depth of these wells is 1,800 feet and the properties rely extensively on thermal recovery methods, primarily steam flooding.

     During 2002, the Company drilled eight development wells at Placerita to install Phase One of a major development campaign at the north end of the field. Included in the Company's 2003 development plan is the continuation of the north end development with ten steamflood producers and six major workovers.

     Montalvo - Berry owns a 100% working interest in six leases, totaling 8,563 acres, in Ventura County, California comprising the entire Montalvo field. The State of California is the lessor for two of the six leases. The Company estimates current proved reserves from Montalvo account for approximately 5% of Berry's proved oil and gas reserves and approximately 5% of Berry's daily production. The wells produce from an average depth of approximately 11,500 feet. No new wells were drilled in 2002, however three successful major workovers were done. There are no plans at this time to drill any new wells in 2003, however two idle wells are scheduled to be returned to production.

     South Joe Creek - In April 2001, Berry purchased a 15.83% non-operated working interest in the South Joe Creek coalbed methane field which represented interests in federal, state and local leases totaling approximately 5,800 acres in the Campbell County portion of the Powder River Basin in Wyoming. The property has 85 wells (13 net). Six additional wells (1 net) were drilled in 2002 and another 18 wells (3 net) are planned for drilling and completion in 2003. At year-end, the production rate was 15 million cubic feet of gas (2.4 net) per day.

     Kansas and Illinois Coalbed Methane (CBM) Projects - In mid-2002, the Company began to build a significant acreage position in both Eastern Kansas (208,000 acres) and Central Illinois (54,000 acres) to develop gas production and reserves from known coalbeds (the leased acreage indicated is as of February 14, 2003). The Company drilled a five-spot production pilot in each state late in 2002 and both are currently in the early dewatering stage. As such, the Company has no recorded reserves in either state at December 31, 2002. The Company is currently evaluating the location and method of drilling additional test wells in Kansas.

     The following is a summary of the Company's capital expenditures incurred during 2002 and 2001 and projected capital expenditures for 2003. It should be noted that the Company had projected 2002 capital expenditures of $19.6 million. The capital expenditure budget for 2002 was significantly revised upward as oil prices rose.

                     CAPITAL EXPENDITURES SUMMARY
                            (in thousands)
                              2003(1)    2002       2001
                           (Projected)
  Midway-Sunset Field
    New wells               $ 12,160   $ 10,224   $  4,799
    Remedials/workovers        1,365      1,981      1,367
    Facilities                 4,050      2,238      4,069
                             -------    -------    -------
                              17,575     14,443     10,235
                             -------    -------    -------
  Placerita
    New wells                  5,000      5,278        782
    Remedials/workovers          545        174        465
    Facilities                 1,180      6,862      1,660
                             -------    -------    -------
                               6,725     12,314      2,907
                             -------    -------    -------
  Montalvo
    Remedials/workovers          450        909        674
    Facilities                   590        179        331
                             -------    -------    -------
                               1,040      1,088      1,005
                             -------    -------    -------
  South Joe Creek (2)
    New wells                    396        355        593
    Facilities                    50        216         79
                             -------    -------    -------
                                 446        571        672
                             -------    -------    -------
  Kansas and Illinois(CBM)(3)
    New wells                    780      1,185          -
    Facilities                   555         47          -
                             -------    -------    -------
                               1,335      1,232          -
                             -------    -------    -------
  Other                          499        984         76
                             -------    -------    -------
  Totals                    $ 27,620   $ 30,632   $ 14,895
                             =======    =======    =======

(1) Budgeted capital expenditures may be adjusted for numerous reasons including, but not limited to, oil, natural gas and electricity price levels. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) Represents Berry's net share, or 15.83%, of the total expenditures.

(3) Represents coalbed methane (CBM) development activity.

Exploration

     The Company considers its pilot wells in both Kansas and Illinois to be exploratory in nature as there is not proven production near those areas. However, these are relatively inexpensive shallow wells. In recent years, the Company has concentrated on growth through development of existing assets and strategic acquisitions. The Company is pursuing an acquisition strategy which may include some exploration drilling in the future.

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

Oil and Gas Reserves

     The Company continued to engage DeGolyer and MacNaughton (D&M) to estimate the proved oil and gas reserves and the future net revenues to be derived from properties of the Company for the year ended December 31, 2002. D&M is an independent oil and gas consulting firm located in Dallas, Texas. In preparing their reports, D&M reviewed and examined geologic, economic, engineering and other data considered applicable to properly determine the reserves of the Company. They also examined the reasonableness of certain economic assumptions regarding forecasted operating and development costs and recovery rates in light of the economic environment on December 31, 2002. For the Company's operated properties, these reserve estimates are filed annually with the U.S. Department of Energy. See the Supplemental Information About Oil & Gas Producing Activities (Unaudited) for the Company's oil and gas reserve disclosures.

Production

     The following table sets forth certain information regarding production for the years ended December 31, as indicated:


                                       2002     2001     2000
  Net annual production:(1)
    Oil (Mbbls)                       5,123    4,996    5,434
    Gas (Mmcf)                          769      288      199
  Total equivalent barrels(2)         5,251    5,044    5,467
  Average sales price:
    Oil (per Bbl)                   $ 19.54  $ 19.70  $ 21.70
    Gas (per mcf)                      2.22     5.09     4.34
    Per BOE                           19.39    19.79    21.72
  Average operating cost - oil
   and gas production (per BOE)(3)     8.49     7.99     8.20


  (1)Net production represents that owned by Berry and produced to its interest, less royalty and other similar interests.

  (2)Equivalent oil and gas information is at a ratio of 6 thousand cubic feet (mcf) of natural gas to 1 barrel (Bbl) of oil. A barrel of oil (Bbl) is equivalent to 42 U.S. gallons.

  (3)Includes monthly expenses in excess of monthly revenues from cogeneration operations (per BOE) of $1.72, $1.31 and $0.53 for 2002, 2001 and 2000, respectively. See Note 2 to the financial statements.


Acreage and Wells

     At December 31, 2002, the Company's properties accounted for the following developed and undeveloped acres:

                Developed Acres   Undeveloped Acres     Total
                  Gross   Net       Gross    Net     Gross    Net
   California     7,226  7,226      7,244   7,244   14,470  14,470
   Kansas             -      -    190,645 190,645  190,645 190,645
   Illinois           -      -     52,138  52,138   52,138  52,138
   Other          3,720    573      1,746     277    5,466     850
                 ------ ------    ------- -------  ------- -------
                 10,946  7,799    251,773 250,304  262,719 258,103
                 ====== ======    ======= =======  ======= =======

     Gross acres represent acres in which Berry has a working interest; net acres represent Berry's aggregate working interests in the gross acres.

     Berry currently has 2,520 gross oil wells (2,498 net) and 104 gross gas wells (25 net). Gross wells represent the total number of wells in which Berry has a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by Berry. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity

     The following table sets forth certain information regarding
Berry's drilling activities for the periods indicated:

                           2002          2001           2000
                        Gross  Net    Gross  Net     Gross   Net
 Exploratory wells
  drilled:
   Productive(in testing) 11    11       -     -        -      -
   Dry(1)                  -     -       -     -        -      -
 Development wells
  drilled:(2)
   Productive             81    76     103    47       81     81
   Dry(1)                  -     -       1     -        -      -
 Total wells
  drilled:
   Productive             92    87     103    47       81     81
   Dry(1)                  -     -       1     -        -      -

  (1)A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
  (2)Wells drilled include 6 wells gross, 1 well net for 2002 and 67 wells gross, 11 wells net for 2001 that were drilled at South Joe Creek which the Company holds a 15.83% working interest.

     On December 31, 2002, there were no wells being drilled by the Company. The 2003 drilling activity commenced in February
2003.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Executive Officers

     Listed below are the names, ages (as of December 31, 2002) and positions of the executive officers of Berry and their business experience during at least the past five years. All officers of the Company are appointed in May of each year at an organizational meeting of the Board of Directors. There are no family relationships between any executive officer and members of the Board of Directors.

     JERRY V. HOFFMAN, 53, Chairman of the Board, President and Chief Executive Officer. Mr. Hoffman has been President and Chief Executive Officer since May 1994 and President and Chief Operating Officer from March 1992 until May 1994. Mr. Hoffman was added to the Board of Directors in March 1992 and named Chairman in March 1997. Mr. Hoffman held the Senior Vice President and Chief Financial Officer positions from January 1988 until March 1992.

     RALPH J. GOEHRING, 46, Senior Vice President and Chief Financial Officer. Mr. Goehring has been Senior Vice President since April 1997, Chief Financial Officer since March 1992 and was Manager of Taxation from September 1987 until March 1992. Mr. Goehring is also an Assistant Secretary for the Company.

     GEORGE T. CRAWFORD, 42, has been Vice President of Production since December 2000 and was Manager of Production, from January 1999 to December 2000. Mr. Crawford, a petroleum engineer, was previously the Production Engineering Supervisor for ARCO Western Energy, a subsidiary of Atlantic Richfield Corp.
(ARCO). Mr. Crawford was employed by ARCO from 1989 to 1998 in numerous engineering and operational assignments including Production Engineering Supervisor, Planning and Evaluation Consultant and Operations Superintendent.

     MICHAEL DUGINSKI, 36, joined the Company effective February 1, 2002 as the Vice President of Corporate Development. Mr. Duginski has a mechanical engineering background and was previously with Texaco, Inc. from 1988 to 2002 where he was most recently responsible for new business development and gas and power operations.

     BRIAN L. REHKOPF, 55, has been Vice President of Engineering since March 2000 and was Manager of Engineering from September 1997 to March 2000. Mr. Rehkopf, a registered petroleum engineer, joined the Company's engineering department in June 1997 and was previously a Vice President and Asset Manager with ARCO Western Energy since 1992 and an Operations Engineering Supervisor with ARCO from 1988 to 1992. Mr. Rehkopf is also an Assistant Secretary for the Company.

     DONALD A. DALE, 56, has been Controller since December 1985.

     KENNETH A. OLSON, 47, has been Corporate Secretary since
December 1985 and Treasurer since August 1988.

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

     In conjunction with the acquisition of the Tannehill assets in 1996, the Company issued a Warrant Certificate to the beneficial owners of Tannehill Oil Company. This Warrant authorized the purchase of 100,000 shares of Berry Petroleum Company Class A Common Stock until November 8, 2003 at $14.06 per share. The Warrant was purchased from the holders in 2002 and was subsequently canceled.

     Berry's Class A Common Stock is listed on the New York Stock
Exchange under the symbol "BRY." The Class B Stock is not publicly traded. The market data and dividends for 2002 and 2001 are shown below:

                        2002                      2001
                              Dividends                 Dividends
                  Price Range    Per        Price Range    per
                  High    Low    Share      High    Low   Share
First Quarter  $ 16.90 $ 13.25   $.10    $ 14.75 $ 12.05  $.10
Second Quarter   17.58   15.45    .10      15.05   11.00   .10
Third Quarter    18.25   14.52    .10      16.99   13.65   .10
Fourth Quarter   17.50   15.60    .10      17.75   14.26   .10

     The closing price per share of Berry's Common Stock, as reported on the New York Stock Exchange Composite Transaction Reporting System for February 14, 2003, December 31, 2002 and December 31, 2001 was $15.60, $17.05 and $15.70, respectively.

     The number of holders of record of the Company's Common
Stock was 725 (and approximately 3,600 street name shareholders) as of February 14, 2003. There was one Class B Stockholder of record as of February 14, 2003.

     In August 2001, the Board of Directors authorized the Company to repurchase $20 million of Common Stock in the open market. As of December 31, 2001, the Company had repurchased 308,075 shares for approximately $5.1 million. All shares repurchased were retired. No additional shares were repurchased in 2002.

     Since Berry Petroleum Company's formation in 1985 through December 31, 2002, the Company has paid dividends on its Common Stock for 53 consecutive quarters and previous to that for eight consecutive semi-annual periods. The Company intends to continue the payment of dividends, although future dividend payments will depend upon the Company's level of earnings, operating cash flow, capital commitments, financial covenants and other relevant factors.

     At December 31, 2002, dividends declared on 4,000,894 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B group, for as long as this remaining member shall live.

Item 6.  Selected Financial Data

     The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in Item 8, "Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 2002 were derived from the audited financial statements and the accompanying notes to those financial statements (in thousands, except per share, per BOE and % data):

                                2002      2001      2000     1999     1998
Statement of Operations Data:
 Sales of oil and gas       $ 102,026 $ 100,146 $ 118,801 $  66,615 $  39,858
 Sales of electricity          28,827    35,917    52,765    33,731    15,680
 Operating costs - oil and
  gas production               44,604    40,281    44,837    27,829    18,272
 Operating costs -
  electricity generation       28,496    35,506    50,566    27,930    15,236
 General and administrative
  expenses (G&A)                7,928     7,174     7,754     6,269     3,975
 Depreciation, depletion &
  amortization (DD&A)          16,452    16,520    14,030    12,294    10,080
 Net income                    30,024    21,938    37,183    18,006     3,879
 Basic net income per share      1.38      1.00      1.69       .82       .18
 Weighted average number of
  shares outstanding           21,741    21,973    22,029    22,010    22,007
Balance Sheet Data:
 Working capital            $  (3,689)$   5,837 $  (1,154)$   8,435 $   9,081
 Total assets                 258,073   237,973   238,359   207,649   173,804
 Long-term debt                15,000    25,000    25,000    52,000    30,000
 Shareholders' equity         172,058   153,153   145,224   116,213   106,924
 Cash dividends per share         .40       .40       .40       .40       .40
Operating Data:
 Cash flow from operations     57,895    35,433    65,934    24,809    19,924
 Capital expenditures
 (excluding acquisitions)      30,632    14,895    25,253     9,122     6,981
 Property/facility
  acquisitions                  5,880     2,273     3,182    33,605     2,991
Oil and gas producing
 operations (per BOE):
 Average sales price         $  19.39  $  19.79  $  21.72  $  13.07  $   9.05
 Average operating costs(1)      8.49      7.99      8.20      5.47      4.15
 G&A                             1.51      1.42      1.42      1.23       .90
                              -------   -------   -------   -------   -------
 Cash flow                       9.39     10.38     12.10      6.37      4.00
 DD&A                            3.13      3.28      2.57      2.42      2.29
                              -------   -------   -------   -------   -------
 Operating income less G&A   $   6.26  $   7.10  $   9.53  $   3.95  $   1.71
                              =======   =======   =======   =======   =======
Production (BOE)                5,251     5,044     5,467     5,090     4,399
Production (Mwh)                  748       483       764       728       448
Proved Reserves Information:
 Total BOE                    101,719   102,855   107,361   112,541    92,609
 Present value (PV10) of
  estimated future cash flow
  before income taxes        $602,157  $356,556  $721,770  $714,555  $113,811
 Year-end average BOE price
  for PV10 purposes             24.91     14.13     21.13     19.37      7.09
Other:
 Return on average
 shareholders' equity            18.5%     14.7%     28.5%     16.5%      3.5%
 Return on average total
  assets                         12.5%      8.7%     16.8%      9.0%      2.2%
 Total debt/total debt plus
  equity                          8.0%     14.0%     14.7%     30.9%     21.9%
 Year-end stock price        $  17.05  $  15.70  $ 13.375  $ 15.125  $ 14.188
 Year-end market
 capitalization              $370,865  $341,192  $294,699  $332,920  $312,247

(1) Including monthly
expenses in excess of        $   1.72  $   1.31  $   0.53  $      -  $   0.14
monthly revenues from
cogeneration operations

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion provides information on the results of operations for each of the three years ended December 31, 2002, 2001and 2000 and the financial condition, liquidity and capital resources as of December 31, 2002 and 2001. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

                       Results of Operations

     The Company earned $30 million, or $1.38 per share, in 2002 on revenues of $132.5 million, up 37% from $21.9 million, or $1.00 per share, on revenues of $138.5 million in 2001, but were 19% lower than $37.2 million, or $1.69 per share, on revenues of $172.0 million earned in 2000, Berry's most profitable year. The increase in income in 2002 versus 2001 was due to higher production, lower interest expense and the recovery of $3.6 million, which represented a portion of electricity receivables written off in 2001, partially offset by higher operating costs.

     The following table presents certain operating data for the years ended December 31:

                                          2002     2001     2000
Oil and Gas
Net production - BOE/D                   14,387   13,820   14,937
Per BOE:
  Average sales price                    $19.39   $19.79   $21.72
  Operating costs(1)                       7.94     7.50     7.77
  Production taxes                          .55      .49      .43
    Total operating costs                  8.49     7.99     8.20
  DD&A                                     3.13     3.28     2.57
  G&A                                      1.51     1.42     1.42
  Interest expense                          .20      .74      .58

Electricity
 Electric power produced -
  Megawatt (Mw) hrs/day                   2,050    1,325    2,088
 Electric power sold -
  Megawatt (Mw) hrs/day                   1,848    1,245    1,979
 Average sales price/Mw                  $40.06   $79.14   $72.26
 Fuel gas cost/Mmbtu                       3.13     5.76     4.95

(1) Including monthly expenses in excess of monthly revenues from cogeneration operations of $1.72, $1.31 and $.53 in 2002, 2001 and 2000, respectively.

BOE/D = Barrels of oil equivalent per day

     Operating income from oil and gas operations was $41.3 million in 2002, down from $42.2 million in 2001, and $60.3 million in 2000. The decrease from 2001 was due primarily to higher operating costs, partially offset by higher production.

     Oil and gas production (BOE/D) for 2002 was 14,387, 4% higher than 13,820 in 2001, but 4% lower than 14,937 in 2000. Production volumes declined dramatically in 2001, reaching a low of approximately 12,800 BOE/D in mid-2001 due to the curtailment of steaming operations early in 2001 as a result of the California electricity crisis. Steaming operations were re-established by August of 2001 and the Company exited 2001 with a production level of approximately 13,500 BOE/D. Steam injection rates of 54,000 to 64,000 barrels of steam per day were maintained for all of 2002. This effort combined with the effects of the 2002 drilling program resulted in production rate improvement throughout the year with an exit rate of approximately 15,700 barrels per day for December 2002. The Company plans to continue with significant drilling and development projects in 2003 with a goal of averaging 16,400 BOE/D in 2003 and exiting this year at 17,700 BOE/D.

     The 2002 average sales price/BOE for the Company's crude oil was $19.39, down 2% from $19.79 in 2001 and 10% from $21.72 in
2000. Posted oil prices for the Company's 13 degree heavy crude oil began the year at $13.08 and escalated steadily to $25.50 at December 31, 2002 and have escalated further since year-end to a price of $30.75 on February 14, 2003. Over 90% of the Company's crude oil has been contracted with a single customer until December 31, 2005 and is sold at prices based upon the higher of the average local field posted prices plus a fixed bonus, or WTI minus a fixed differential.

     From time to time, the Company enters into crude oil hedge contracts, the terms of which depend on various factors, including Management's view of future crude oil prices and the Company's future financial commitments. This price protection program is designed to moderate the effects of a severe price downturn while allowing Berry to participate in the upside after a maximum per barrel payment. The hedge can be in the form of a swap or an option. The Company has utilized bracketed zero-cost collars as they meet the Company's objectives of retaining significant upside while being adequately protected on a significant downside price movement. Additionally, the Company utilizes more than one counterparty on its hedges and monitors each counterparty's credit rating. The Company's current hedging program is designed to hedge approximately 40% to 45% of its net production while retaining some upside on the hedged barrels in the event of a major price increase. These price protection activities resulted in a net cost (benefit)/Bbl to the Company of $.72, ($.16) and $1.31 in 2002, 2001 and 2000, respectively.

     Electricity prices relative to the cost of natural gas to generate such electricity in 2002 were very weak for the entire year. The Company produced approximately 67% of its power for sale on the open market and received an average of $26.95/Mwh for that portion of total electricity sales and $40.06 per Mwh overall. In January 2003, Berry began delivery of electricity under three reformed or reinstated Standard Offer contracts with Pacific Gas and Electric Company and Southern California Edison Company, which should result in improved electrical pricing and contribute to lower operating costs for the Company's crude oil production operations during 2003. These contracts are scheduled to terminate no later than December 31, 2003. Management will pursue extensions or other longer-term contracts at competitive rates for 2004 and beyond. Berry's fourth contract, which is based on a fixed electricity sales price until July 31, 2006 and then a short-run avoided cost formula, expires in March 2009.

     To protect a portion of the Company's electrical production from low off-peak power prices, the Company entered into fixed price sale (swap) agreements on 30 Mw of off-peak power from October 2002 through May of 2003 at prices ranging from $21.00 to $22.50 /Mwh.

     Operating costs in 2002 were $44.6 million, or $8.49 per BOE, up from $40.3 million in 2001, or $7.99 per BOE and comparable to $44.8 million in 2000, or $8.20 per BOE. The primary reason for the increase from 2001 was higher steam costs. Steam costs increased due to higher volumes of steam from conventional generators, weak electricity prices at the Company's cogeneration facilities and the suspension of steaming for a portion of 2001. In addition to higher steam costs, well work increased by $.8 million in 2002 due to the higher steaming activity and increased efforts to bring more marginal producers on line to capture revenue from improving oil prices. In early 2003, natural gas prices increased to over $5.00/Mmbtu and the Company has selectively reduced steam injection approximately 6,000 BSPD. Management anticipates that operating costs will increase to an average of approximately $8.50 to $9.50 per BOE for 2003.

     DD&A in 2002 was $16.5 million, or $3.13 per BOE, equivalent to $16.5 million, or $3.28 per BOE in 2001, but higher than $14.0 million, or $2.57 per BOE, in 2000. The increase from 2000 was primarily related to a higher asset base due to the cumulative effect of development activity in recent years. The Company is projecting DD&A in 2003, on a BOE basis, to be approximately $3.00 to $3.10 per BOE.

     G&A expenses in 2002 were $7.9 million, or $1.51 per BOE, up 6% and 1% from $7.2 million, or $1.42 per BOE, in 2001 and $7.8 million, or $1.42 per BOE, in 2000. The increase from 2001 was primarily related to higher costs to evaluate potential acquisitions and rental and other costs associated with the Company's Bakersfield headquarters office. The Company is targeting G&A of approximately $1.50 per BOE in 2003.

     Interest expense in 2002 decreased to $1.0 million, or $.20 per BOE, from $3.7 million, or $.74 per BOE, in 2001. Early in 2001, the Company drew down its line of credit to compensate for large unpaid receivables from electricity sales in late 2000 and early 2001. Later in 2001 and early in 2002, most of the receivables were recovered and long-term debt was reduced from a peak of $70 million to $25 million at December 31, 2001. Long-term debt was further reduced in 2002 through internally generated funds to a balance of $15 million at December 31, 2002.

     The Company experienced an effective tax rate of 20% in 2002, up slightly from the 19% reported in 2001, but down from 28% reported in 2000. The low effective tax rate is primarily a result of significant enhanced oil recovery (EOR) tax credits earned by the Company's continued investment in the development of its thermal EOR projects, both through capital expenditures and continued steam injection volumes. This is the fifth consecutive year that the Company has achieved an effective tax rate below 30% versus the combined federal and state statutory rate of 40%. The Company believes it will continue to earn significant EOR tax credits and have an effective tax rate well below the statutory rate in 2003.

     In 2002, Berry adopted SFAS No. 143, `Accounting for Asset Retirement Obligations.' The Company has recorded the estimate costs for the ultimate abandonment of its wells and facilities for many years under SFAS No. 19 and the effect of the change on 2002 net income was immaterial. The effect on net income in 2003 under the newly adopted method will be a pre-tax charge of approximately $.5 million compared to a pre-tax charge of approximately $.8 million under the previous method. The most significant effect of the change was to move the current accumulated financial obligation to a long-term liability account. The value of this obligation under our previous method had been recorded as a reduction to the total book value of the Company's property, plant and equipment. The accrued abandonment obligation at December 31, 2002 was $4.6 million. The recorded abandonment obligation at December 31, 2001 under the previous method of $5.4 million was reclassified to a long-term liability in the current year presentation for comparability purposes.

Financial Condition, Liquidity and Capital Resources

     Working capital at December 31, 2002 was negative ($3.7) million, down from $5.8 million at December 31, 2001 and negative ($1.2) million at December 31, 2000. Net cash provided by operations in 2002 was $57.9 million, up 64% from $35.4 million in 2001, but 14% lower than $65.9 million in 2000. Cash generated was used to fund $30.6 million in capital expenditures, $5.9 million in leasehold acquisitions, pay dividends of $8.7 million and reduce long-term debt by $10 million.

     Total capital expenditures incurred excluding acquisitions in 2002 were $30.6 million, up 105% from $14.9 million in 2001. Included in this year's projects was the drilling of 87 wells, 16 of which were horizontal and the completion of 69 workovers. The Company also made facility improvements totaling $9.6 million on its producing assets. These projects were responsible for a large portion of the production gains made in 2002 and should continue to contribute to production increases in 2003 and beyond.

     The Company also acquired acreage in Kansas and Illinois in 2002 for the purpose of exploring for economic concentrations of coalbed methane. At December 31, 2002, approximately 191,000 acres in Kansas and 52,000 acres in Illinois were leased at a cost of approximately $5.9 million. In 2002, the Company drilled 4 producing and one water disposal well and one well was returned to production on a pilot in Illinois and 5 producing wells and 1 water disposal well were drilled in another pilot in Kansas. Additional wells may be completed in Kansas in 2003. The evaluation of these projects is expected to continue through most of 2003.

     The Company has continued to maintain its $150 million revolving bank facility with approximately $130 million available for potential acquisitions or other purposes at December 31, 2002.

     The Company has budgeted $27.6 million, excluding property acquisitions, in capital projects for 2003. This program, on a net well basis, consists of 101 net vertical wells, 13 horizontal producers and 49 workovers. In addition to drilling and workover activities, $6.4 million in facilities are scheduled for completion on the Company's core properties. One of the focuses of the 2003 budget is to continue to develop the proved but undeveloped reserves from the Company's Placerita properties.

     In August 2001, the Board of Directors authorized the Company to repurchase $20 million of Common Stock in the open market. As of December 31, 2001, the Company had repurchased 308,075 shares for approximately $5.1 million. In 2002, there were no additional shares repurchased under this program, however, the Company did purchase and cancel an outstanding warrant for 100,000 shares.

     At year-end, the Company had no subsidiaries, no special purpose entities and no off-balance sheet debt. The Company did not enter into any significant related party transactions in 2002.

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

     Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The oil and gas reserves are based on estimates prepared by independent engineering consultants and are used to calculate DD&A and determine if any potential impairment exists related to the recorded value of the Company's oil and gas properties.

     The Company reviews, on a quarterly basis, its estimates of costs of the cleanup of various sites, including sites in which governmental agencies have designated the Company as a potentially responsible party. When it is probable that obligations have been incurred and where a minimum cost or a reasonable estimate of the cost of remediation can be determined, the applicable amount is accrued. Actual costs can differ from estimates due to changes in laws and regulations, discovery and analysis of site conditions and changes in technology.

     The Company makes certain estimates for income taxes, which may include various tax planning strategies, in determining taxable income, the timing of deductions and the utilization of tax attributes.

     Management is required to make judgments based on historical experience and future expectations on the future abandonment cost of its oil and gas properties and equipment. The Company reviews its estimate of the future obligation periodically and accrued the estimated obligation monthly based on SFAS No. 19, prior to adoption of SFAS No. 143, as described in `Recent Accounting Developments' below. The implementation of this standard had an immaterial impact on the financial statements of the Company.

                 Recent Accounting Developments

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective at the beginning of fiscal 2003. However, as allowed, the Company opted to implement this standard in 2002. See Note 13 to the Financial Statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement

requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement were effective in the first quarter of 2002 and its implementation had no material impact on the financial statements taken as a whole.

     In the fourth quarter of 2002, the Company adopted the supplemental disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to record compensation related to employee stock options based on the intrinsic value method per APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148 encourages companies to voluntarily elect to record the compensation based on market value either prospectively, as defined in SFAS No. 123, or retroactively or in a modified prospective method. Among other things, the Company is concerned about the reasonableness of the values of its stock options determined using the Black Scholes method. Therefore, the Company has delayed the potential transition to recording stock compensation based on fair market value until there is more clarity regarding the measurement of stock option values.

                       Impact of Inflation

     The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

     The Company has significant market risk exposure related to the prices received for the sale of its crude oil. A $1 change in oil price will equate to an approximate $5.7 million change in annual revenues. The Company periodically enters into hedge contracts to manage the oil price risk. In 2002, the Company entered into a number of hedges, based on WTI pricing, on 6,500 barrels per day, or approximately 42% of total production. The hedges have a floor ranging from $21.60 to $23.00, whereby the Company will receive $3.85 to $4.00 below these prices. They also have ceilings ranging from $24.10 to $27.00, whereby the Company will give up $3.85 to $4.70 above these prices. Additionally, the Company utilizes more than one counterparty on these hedges and monitors each counterparty's credit rating.

     The Company is also at risk for a widening of the differential between the WTI crude oil price and the posted price of the Company's heavy crude oil. To minimize this risk, the Company has a sales contract in place through 2005 where more than 90% of its crude oil production is priced at the higher of local field posting plus a bonus, or WTI minus a fixed differential.

     The Company also has market risk exposure related to the price received for the sale of its electricity production and the cost paid by the Company for the natural gas used in its cogeneration operations. The Company's three cogeneration facilities, when combined, have electricity production capacity of 98 Mw of electricity/hour (Mwh). Of this total, the Company sells approximately 92 Mwh and the remaining 6 Mwh is consumed in the Company's operations. The Company's goal is to control its "spark spread" (the difference between the sales price received for its electricity and the cost to purchase natural gas used as fuel in the cogeneration operations). The Company consumes approximately 27,000 Mmbtu/day of natural gas as fuel in these facilities. A change of $.10/Mmbtu in the cost of natural gas used in the cogeneration facilities equates to a change of approximately $1.0 million in operating costs. The Company has a long-term electricity sales contract in place through July 31, 2006 at a fixed price of $53.70/Mwh plus capacity on approximately 19 Mwh of electricity production with a major utility. A change of $1/Mwh in the price received for electricity on the remaining 73 Mwh equates to approximately $6 million in annual revenues.
During 2002, the majority of the remaining electricity was sold on the open market to a creditworthy customer. To protect a portion of the Company's electrical production from low off-peak power prices, the Company entered into a series of fixed price
(swap) agreements on 30 Mwh of off-peak hour electricity. At December 31, 2002, the Company has swap agreements in place through May 31, 2003 at prices ranging from $21.00 to $22.50 per Mwh. In January 2003, the Company entered into three reformed or reinstated Standard Offer contracts with PG&E and SCE which should result in improved electrical pricing in 2003. These contracts will expire no later than December 31, 2003. The
Company is pursuing longer-term arrangements on the sale of electricity and may enter into hedges on its natural gas purchases to seek to improve the spark spread in 2003 and beyond.

     The Company also consumes up to an additional 10,000 Mmbtu/day of additional natural gas as fuel in its conventional generators, which are used to supplement the Company's steam requirements. A change of $.10 in the cost of this natural gas requirement equates to a change of approximately $.4 million in operating costs. The Company may enter into hedges on natural gas purchases to help control this cost or shut-in the conventional generators if deemed appropriate.

     Related to its natural gas purchases, the Company is also exposed to the volatility in the differential between gas prices at the Southern California border and Henry Hub delivery points. To help minimize the risk, the Company entered into a 12,000 Mmbtu/day firm transportation agreement on the Kern River pipeline expansion with gas deliveries to commence in mid-2003. This agreement provides the Company additional flexibility in securing its natural gas supply and allows the Company to potentially benefit from discounted natural gas prices in the Rockies. This is a take-or-pay contract and the Company is required to pay approximately $.71/Mmbtu if the Company does not take delivery of gas volumes under the agreement.


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

Item 8.  Financial Statements and Supplementary Data


                     BERRY PETROLEUM COMPANY
               Index to Financial Statements and
                       Supplementary Data

                                                          Page

Report of PricewaterhouseCoopers LLP, Independent
    Accountants                                            24

Balance Sheets at December 31, 2002 and 2001               25

Statements of Income for the
  Years Ended December 31, 2002, 2001 and 2000             26

Statements of Comprehensive Income for the
  Years Ended December 31, 2002, 2001 and 2000             26

Statements of Shareholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000             27

Statements of Cash Flows for the
  Years Ended December 31, 2002, 2001 and 2000             28

Notes to the Financial Statements                          29

Supplemental Information About Oil & Gas
  Producing Activities                                     42

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Berry Petroleum Company

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Berry Petroleum Company (the "Company")at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

s/s PricewaterhouseCoopers LLP
Los Angeles, California
February 12, 2003

                        BERRY PETROLEUM COMPANY
                            Balance Sheets
                       December 31, 2002 and 2001
               (In Thousands, Except Share Information)

                                                  2002        2001
ASSETS
Current assets:
 Cash and cash equivalents                    $   9,866   $   7,238
 Short-term investments available for sale          660         594
 Accounts receivable                             15,582      17,577
 Prepaid expenses and other                       2,597       2,792
                                               --------    --------
      Total current assets                       28,705      28,201

Oil and gas properties (successful efforts
basis), buildings and equipment, net            228,475     208,860
Other assets                                        893         912
                                               --------    --------
                                              $ 258,073   $ 237,973
                                               ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $  19,189   $  11,197
 Accrued liabilities                              6,470       7,089
 Federal and state income taxes payable           2,612       4,078
 Fair value of derivatives                        4,123           -
                                               --------    --------
      Total current liabilities                  32,394      22,364

Long term liabilities:
 Deferred income taxes                           33,866      32,009
 Long-term debt                                  15,000      25,000
 Abandonment obligation                           4,596       5,447
 Fair value of derivatives                          159           -
                                               --------    --------
                                                 53,621      62,456
Commitments and contingencies (Notes 9 and 10)        -           -

Shareholders' equity:
 Preferred stock, $.01 par value, 2,000,000
shares authorized;
   no shares outstanding                              -           -
 Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
authorized;
     20,852,695 shares issued and outstanding       209         208
(20,833,094 in 2001)
   Class B Stock, 1,500,000 shares authorized;
     898,892 shares issued and outstanding            9           9
(liquidation preference of $899)
 Capital in excess of par value                  49,052      48,905
 Accumulated other comprehensive loss            (2,569)          -
 Retained earnings                              125,357     104,031
                                               --------    --------
       Total shareholders' equity               172,058     153,153
                                               --------    --------
                                              $ 258,073   $ 237,973
                                               ========    ========

The accompanying notes are an integral part of these financial statements.

                       BERRY PETROLEUM COMPANY
                        Statements of Income
            Years ended December 31, 2002, 2001 and 2000
               (In Thousands, Except Per Share Data)

                                     2002       2001       2000
Revenues:
 Sales of oil and gas            $ 102,026  $ 100,146   $ 118,801
 Sales of electricity               28,827     35,917      52,765
 Interest and dividend income          536      2,150         447
 Other income                        1,116        328          36
                                  --------   --------    --------
                                   132,505    138,541     172,049
Expenses:                         --------   --------    --------
 Operating costs - oil and gas
  production                        44,604     40,281      44,837
 Operating costs - electricity
  generation                        28,496     35,506      50,566
 Depreciation, depletion &
  amortization                      16,452     16,520      14,030
 General and administrative          7,928      7,174       7,754
 Interest                            1,042      3,719       3,186
 (Recovery) write-off of
  electricity receivable            (3,631)     6,645           -
 Loss on termination of derivative
  contracts                              -      1,458           -
                                  --------   --------    --------
                                    94,891    111,303     120,373
                                  --------   --------    --------
Income before income taxes          37,614     27,238      51,676
Provision for income taxes           7,590      5,300      14,493
                                  --------   --------    --------
Net income                       $  30,024  $  21,938   $  37,183
                                  ========   ========    ========
Basic net income per share       $    1.38  $    1.00   $    1.69
                                  ========   ========    ========
Diluted net income per share     $    1.37  $     .99   $    1.67
                                  ========   ========    ========
Weighted average number of
 shares of capital stock
 outstanding (used to calculate
 basic net income per share)        21,741     21,973      22,029

Effect of dilutive securities:
  Stock options                        156        113         185
  Other                                 42         24          26
                                  --------   --------    --------
Weighted average number of
 shares of capital stock used
 to calculate diluted net
 income per share                   21,939     22,110      22,240
                                  ========   ========    ========

                  Statements of Comprehensive Income
             Years Ended December 31, 2002, 2001 and 2000
                            (In Thousands)

                                     2002       2001        2000
Net income                       $  30,024  $  21,938   $  37,183
Unrealized gains (losses) on
 derivatives, net of income
 taxes of $1,713, $0 and $294,
 respectively                       (2,569)         -         441
Reclassification of unrealized
gains included in net income             -       (441)          -
                                  --------   --------    --------
Comprehensive income             $  27,455  $  21,497   $  37,624
                                  ========   ========    ========

The accompanying notes are an integral part of these financial statements.
                               26

                     BERRY PETROLEUM COMPANY
                 Statements of Shareholders' Equity
         Years Ended December 31, 2002, 2001 and 2000
            (In Thousands, Except Per Share Data)

                                                             Accumulated
                                         Capital               Other
                                           in                Comprehen-
                                          Excess               sive
                                           of Par   Retained   Income  Shareholders'
                        Class A  Class B   Value    Earnings   (loss)    Equity
Balances at January
1, 2000                 $  211    $   9   $ 53,487  $ 62,506   $   -    $ 116,213
Stock options exercised      -        -         90         -       -           90
Deferred director fees-
 stock compensation          -        -        109         -       -          109
Cash dividends declared-
 $.40 per share              -        -          -    (8,812)      -       (8,812)
Unrealized gains on
 derivatives                 -        -          -         -     441          441
Net income                   -        -          -    37,183       -       37,183
                         -----    -----    -------   -------   -----     --------
Balances at December
 31, 2000                  211        9     53,686    90,877     441      145,224

Stock options exercised      -        -        172         -       -          172
Deferred director fees-
 stock compensation          -        -        156         -       -          156
Common stock repurchases    (3)       -     (5,109)        -       -       (5,112)
Cash dividends declared-
 $.40 per share              -        -          -    (8,784)      -       (8,784)
Unrealized losses on
 derivatives                 -        -          -         -    (441)        (441)
Net income                   -        -          -    21,938       -       21,938
                         -----    -----    -------   -------   -----     --------
Balances at December
 31, 2001                  208        9     48,905   104,031       -      153,153
Stock options exercised      1        -         57         -       -           58
Deferred director fees
 stock compensation          -        -        190         -       -          190
Retirement of warrants       -        -       (100)        -       -         (100)
Cash dividends declared-
$.40 per share               -        -          -    (8,698)      -       (8,698)
Unrealized losses on
 derivatives                 -        -          -         -  (2,569)      (2,569)
Net income                   -        -          -    30,024       -       30,024
                         -----    -----    -------   -------   -----     --------
Balances at December
 31, 2002               $  209   $    9   $ 49,052  $125,357 $(2,569)   $ 172,058
                         =====    =====    =======   =======   =====     ========

The accompanying notes are an integral part of these financial statements.
                               27

                         BERRY PETROLEUM COMPANY
                        Statements of Cash Flows
              Years Ended December 31, 2002, 2001 and 2000
                              (In Thousands)
                                            2002       2001      2000
Cash flows from operating activities:
Net income                               $  30,024 $  21,938 $  37,183
Depreciation, depletion and amortization    16,452    16,520    14,030
Increase (decrease) in deferred income
 tax liability                               1,857       (50)    3,147
Other, net                                    (184)     (505)      249
                                           -------   -------   -------
Net working capital provided by
 operating activities                       48,149    37,903    54,609

Decrease (increase) in current assets
 other than cash, cash equivalents
 and short-term investments                  3,839    11,241   (14,227)

Increase (decrease) in current
 liabilities other than notes payable        5,907   (13,711)   25,552
                                           -------   -------   -------
Net cash provided by operating activities   57,895    35,433    65,934
                                           -------   -------   -------
Cash flows from investing activities:
 Capital expenditures, excluding property
  acquisitions                             (30,632)  (14,895)  (25,253)
 Property acquisitions                      (5,880)   (2,273)   (3,182)
 Purchase of short-term investments           (660)   (1,183)     (584)
 Maturities of short-term investments          594     1,171       600
 Other, net                                     52       151        49
                                           -------   -------   -------
Net cash used in investing activities      (36,526)  (17,029)  (28,370)
                                           -------   -------   -------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt    5,000    45,000     1,000
 Payment of long-term debt                 (15,000)  (45,000)  (28,000)
 Dividends paid                             (8,698)   (8,784)   (8,812)
 Share repurchase program                        -    (5,112)        -
 Other, net                                    (43)       (1)       (1)
                                           -------   -------   -------
Net cash used in financing activities      (18,741)  (13,897)  (35,813)
                                           -------   -------   -------
Net increase in cash and cash equivalents    2,628     4,507     1,751

Cash and cash equivalents at beginning of
year                                         7,238     2,731       980
                                           -------   -------   -------
Cash and cash equivalents at end of year  $  9,866  $  7,238  $  2,731
                                           =======   =======   =======
Supplemental disclosures of cash flow
 information:
 Interest paid                            $  1,321  $  3,532  $  2,999
                                           =======   =======   =======
 Income taxes paid                        $  5,420  $  5,635  $  9,712
                                           =======   =======   =======
Supplemental non-cash activity:

Decrease in fair value of derivatives:
 Current (net of income taxes of $1,649)  $  2,474  $      -  $      -
 Non-current (net of income taxes of $63)       95         -         -
                                           -------   -------   -------
Net decrease to accumulated other
 comprehensive income                     $  2,569  $      -  $      -
                                           =======   =======   =======

The accompanying notes are an integral part of these financial statements.
                                 28


                        BERRY PETROLEUM COMPANY
                   Notes to the Financial Statements

1.  General

     The Company is an independent energy company engaged in the production, development, acquisition, exploitation and exploration of crude oil and natural gas. Substantially all of the Company's oil and gas reserves are located in California. Approximately 97% of the Company's production is heavy crude oil, which is principally sold to a refiner. The Company has invested in cogeneration facilities which provide steam required for the extraction of heavy oil and which generate electricity for sale.

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

Oil and gas properties, buildings and equipment

     The Company accounts for its oil and gas exploration and development costs using the successful efforts method. Under this method, costs to acquire and develop proved reserves and to drill and complete exploratory wells that find proved reserves are capitalized and depleted over the remaining life of the reserves using the units-of-production method. Exploratory dry hole costs and other exploratory costs, including geological and geophysical costs, are charged to expense when incurred. In certain cases, such as coalbed methane exploration plays, the drilling costs may be capitalized for up to a year before it is known whether proved economic reserves have been discovered. At that point, if unsuccessful, the costs will be expensed as exploratory dry hole costs.

     Depletion of oil and gas producing properties is computed using the units-of-production method. Depreciation of lease and well equipment, including cogeneration facilities and other steam generation equipment and facilities, is computed using the units-of-production method or on a straight-line basis over estimated useful lives ranging from 10 to 20 years. Buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives ranging from 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. The estimated costs of plugging and abandoning wells and related facilities were accrued using the units-of-production method and were considered in determining DD&A expense. However, in 2002 the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." Under this standard, the Company records the fair value of the future abandonment as capitalized abandonment costs with an offsetting abandonment liability. The capitalized abandonment costs are amortized using the units-of-production method. The Company increases the liability monthly by recording accretion expense using the Company's credit adjusted interest rate. Assets are grouped at the field level and if it is determined that the book value of long-lived assets cannot be recovered by estimated future undiscounted cash flows, they are written down to fair value. When assets are sold, the applicable costs and accumulated depreciation and depletion are removed from the accounts and any gain or loss is included in income. Expenditures for maintenance and repairs are expensed as incurred.
                               29

                     BERRY PETROLEUM COMPANY
               Notes to the Financial Statements

Summary of Significant Accounting Policies (cont'd)

Environmental Expenditures

     The Company reviews, on a quarterly basis, its estimates of costs of compliance with environmental laws and the cleanup of various sites, including sites in which governmental agencies have designated the Company as a potentially responsible party. When it is probable that obligations have been incurred and where a minimum cost or a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued. For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments. Any liabilities arising hereunder are not discounted.

Hedging

     From time to time, the Company utilizes options, swaps and collars (derivative instruments) to manage its commodity price risk. On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, or in the case of options based on the change in intrinsic value. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss, such as time value for option contracts, is recognized immediately as operating costs in the statement of operations. See Note 3 - Fair Value of Financial Instruments.

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

Shipping and Handling Costs

     Shipping and handling costs, which consist primarily of natural gas transportation costs, are included in both "Operating costs - oil and gas production" or "Operating costs - electricity generation, as applicable." Natural gas transportation costs included in these catergories were $1.4 million, $1.2 million and $1.6 million for 2002, 2001 and 2000, respectively.

                      BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

Summary of Significant Accounting Policies (cont'd)

Stock-Based Compensation

     As allowed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plan. The supplemental disclosure requirements of SFAS No. 123, as amended in SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure," related to the Company's stock option plan is presented below:

     Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                       2002    2001     2000

        Yield                          2.55%    2.72%    2.77%
        Expected option life - years    7.5      7.5      4.5
        Volatility                    33.45%   38.71%   36.53%
        Risk-free interest rate        4.09%    4.65%    4.85%

     Had compensation cost for the Company's stock based compensation plan (see Note 11) been based upon the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's compensation cost, net of related tax effects, net income and earnings per share would have been recorded as the proforma amounts indicated below (in thousand, except per share data):

                                     2002      2001       2000
     Compensation cost, net of
     income taxes:
       As reported                $    33   $    92   $    332
       Pro forma                      726       678        767

     Net income:
       As reported                 30,024    21,938     37,183
       Pro forma                   29,331    21,352     36,748

     Basic net income per share:
       As reported                   1.38      1.00       1.69
       Pro forma                     1.35       .97       1.67

     Diluted net income per share:
       As reported                   1.37       .99       1.67
       Pro forma                     1.34       .97       1.65

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

Recent Accounting Developments

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective at the beginning of fiscal 2003 but earlier implementation was encouraged by the FASB and, therefore, the Company implemented this standard in 2002. See Note 13.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement became effective in the first quarter of 2002 and its implementation had an immaterial impact on the financial statements taken as a whole.

     In the fourth quarter of 2002, the Company adopted the supplemental disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to record compensation related to employee stock options based on the intrinsic value method per APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148 encourages companies to voluntarily elect to record the compensation based on market value either prospectively as defined in SFAS No. 123 or retroactively or in a modified prospective method. Among other things, the Company is concerned about the reasonableness of the market values determined using the Black Scholes method. Therefore, the Company has delayed the potential transition to recording stock compensation based on fair market value until there is more clarity regarding the measurement of stock option values.

Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

3.  Fair Value of Financial Instruments

     The carrying amounts of cash and short-term investments are not materially different from their fair values because of the short maturity of those instruments. Cash equivalents consist principally of commercial paper investments. Cash equivalents of $9.8 million and $6.4 million at December 31, 2002 and 2001, respectively, are stated at cost, which approximates market.

     The Company's short-term investments available for sale at December 31, 2002 and 2001 consist of United States treasury notes that mature in less than one year. The carrying value of the Company's long-term debt is assumed to

                    BERRY PETROLEUM COMPANY
               Notes to the Financial Statements

3.  Fair Value of Financial Instruments (cont'd)

approximate its fair value since it is carried at current interest rates. For the three years ended December 31, 2002, realized and unrealized gains and losses were insignificant to the financial statements. A United States treasury note with a market value of $.6 million is pledged as collateral to the California State Lands Commission as a performance bond on the Company's Montalvo properties.

     In 2001, the Company established an oil price hedge on 3,000 Bbl/day for a one-year period beginning on June 1; and a natural gas price hedge on 5,000 Mmbtu/day for a three-year period beginning on August 1. Both of these hedges were with Enron as the counterparty. On December 10, 2001, after Enron filed for bankruptcy, the Company elected to terminate all contracts with Enron and agreed with Enron as to the value of the contracts as of termination. Based on this agreed value, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2001 and recorded a liability of $1.3 million which is anticipated to be remitted upon the approval of the termination agreement in the Enron bankruptcy proceedings. The Company had a signed International Swap Dealer's Association (ISDA) master agreement with Enron which allowed for the netting of any receivables and liabilities arising thereunder.

     To protect the Company's revenues from potential price declines, the Company entered into hedge contracts in 2000 and 2002 covering 3,000 BPD to 6,500 BPD of its crude oil production. The Company recorded losses of $3.8 million, $0 and $7.1 million in 2002, 2001 and 2000, respectively, which were reported in "Sales of oil and gas" in the Company's financial statements.

     To protect a portion of the Company's electrical production from low off-peak power prices, the Company entered into a series of fixed price sale (swap) agreements on 30 Mwh per off-peak hours which cover October 2002 through May 2003. In 2002, the Company incurred losses of $.3 million which were recorded in "Sales of electricity" in the Company's financial statements.

4.  Concentration of Credit Risks

     The Company sells oil, gas and natural gas liquids to pipelines, refineries and major oil companies and electricity to major utility companies. Credit is extended based on an evaluation of the customer's financial condition and historical payment record. Primarily due to the Company's ability to deliver significant volumes of crude oil over a multi-year period, the Company was able to secure a three-year sales agreement, beginning in April 2000, whereby the Company sold in excess of 80% of its production under a negotiated pricing mechanism. This contract was renegotiated during 2002 and extended through December 31, 2005. Over 90% of the Company's current production is subject to this new contract. Pricing in the new agreement is based upon the higher of the average of the local field posted prices plus a fixed bonus, or WTI minus a fixed differential. Both methods are calculated using a monthly determination. In addition to providing a premium above field postings, the agreement effectively eliminates the Company's exposure to the risk of widening WTI-heavy crude price differentials.

     For the three years ended December 31, 2002, the Company has experienced no credit losses on the sale of oil, gas and natural gas liquids. However, the Company did experience a loss on its electricity sales in 2001. The Company assigned all of its rights, title and interest in its $12.1 million past due receivables from Pacific Gas and Electric Company to an unrelated party for $9.3 million, resulting in a pre-tax loss of $2.8 million. In addition, at December 31, 2001, the Company was owed $13.5 million from Southern California Edison Company (SCE) for past due electricity sales. The Company wrote off $3.6 million of this balance in March 2001. In March 2002, the Company was paid the total amount due from SCE plus interest resulting in pre-tax income of $4.2 million recorded in the first quarter of 2002 due to this collection.

     The Company places its temporary cash investments with high quality financial institutions and limits the amount of credit exposure to any one financial institution. For the three years ended December 31, 2002, the Company has not incurred losses related to these investments. With respect to the Company's hedging activities, the Company utilizes more than one counterparty on its hedges and monitors each counterparty's credit rating.

                       BERRY PETROLEUM COMPANY
                  Notes to the Financial Statements

4.  Concentration of Credit Risks (cont'd)

     The following summarizes the accounts receivable balances at December 31, 2002 and 2001 and sales activity with significant customers for each of the years ended December 31, 2002, 2001 and 2000 (in thousands). The Company does not believe that the loss of any one customer would impact the marketability of its oil, gas, natural gas liquids or electricity sold.



                 Accounts Receivable                   Sales
  Customer     December 31,  December 31,    For the Year Ended December 31,
                   2002           2001          2002      2001       2000
  Oil & Gas
  Sales:
  A             $ 10,714     $  4,754        $  94,870  $  83,336 $  87,613
  B                    -          870           10,188     14,962    18,000
  C                  621          260            5,463      4,858     5,499
  D                    -            5                -        157    12,390
  E                    -            -                -          -    13,080
                 -------      -------          -------    -------   -------
                $ 11,335     $  5,889        $ 110,521  $ 103,313 $ 136,582
                 =======      =======          =======    =======   =======
  Electricity
  Sales:
  F             $  1,795     $  9,873        $  15,199  $  21,257 $  23,124
  G                    -            -                -      6,859    26,769
  H                1,573          812           12,317      6,279         -
                 -------      -------          -------    -------   -------
                $  3,368     $ 10,685        $  27,516  $  34,395 $  49,893
                 =======      =======          =======    =======   =======

                       BERRY PETROLEUM COMPANY
                Notes to the Financial Statements

5.  Oil and Gas Properties, Buildings and Equipment

     Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):

                                         2002       2001
 Oil and gas:
   Proved properties:
   Producing properties, including
    intangible drilling costs         $ 180,942  $ 168,930
   Lease and well equipment(1)          167,642    146,393
                                       --------   --------
                                        348,584    315,323
   Less accumulated depreciation,
    depletion and amortization          121,695    108,170
                                       --------   --------
                                        226,889    207,153
                                       --------   --------
  Commercial and other:
    Land                                    173        173
    Buildings and improvements            3,838      4,086
    Machinery and equipment               3,922      3,634
                                       --------   --------
                                          7,933      7,893
    Less accumulated depreciation         6,347      6,186
                                       --------   --------
                                          1,586      1,707
                                       --------   --------
                                      $ 228,475  $ 208,860
                                       ========   ========

   (1)Includes cogeneration facility costs.

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed (in thousands):

                                     2002      2001      2000
 Acquisition of properties/
  facilities                      $  5,880  $  2,273  $  3,204
 Development                        30,817    15,875    26,145
                                   -------   -------   -------
                                  $ 36,697  $ 18,148  $ 29,349
                                   =======   =======   =======

     In 2002, the Company acquired approximately 243,000 acres for the potential development of coalbed methane (CBM) natural gas production in Kansas and Illinois for a total of approximately $5.9 million. The projects are in an early stage of evaluation, with no significant production at December 31, 2002, and thus no reserves were recorded at year-end associated with the acquired acreage. In 2001, the Company acquired a 15.8% non-operated working interest in CBM natural gas properties in Wyoming for $2.2 million and a producing property adjacent to Berry's core Midway-Sunset properties for $.1 million. Approximately 1.1 million equivalent barrels of proved reserves were added by these acquisitions and subsequent development. The 2000 acquisition included the Castruccio property at the Company's Placerita area which included 1.5 million barrels of reserves.
                               35

                        BERRY PETROLEUM COMPANY
                    Notes to the Financial Statements

5.  Oil and Gas Properties, Buildings and Equipment (cont'd)

Results of operations from oil and gas producing and exploration activities

     The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31 are as follows (in thousands):

                                   2002       2001       2000
Sales to unaffiliated parties  $ 102,026  $ 100,146  $ 118,801
Production costs                 (44,604)   (40,281)   (46,789)
Depreciation, depletion and
 amortization                    (16,124)   (16,175)   (13,712)
                                 -------    -------    -------
                                  41,298     43,690     58,300
Income tax expenses               (7,933)   (10,740)   (15,668)
                                 -------    -------    -------
Results of operations from
 producing and exploration
 activities                    $  33,365  $  32,950  $  42,632
                                 =======    =======    =======

6.  Debt Obligations

                                  2002       2001       2000
Long-term debt for the years ended
December 31 (in thousands):
  Revolving bank facility      $  15,000  $  25,000  $  25,000
                                 =======    =======    =======

     On July 22, 1999, the Company executed an Amended and Restated Credit Agreement (the Agreement) with a banking group, which consists of four banks, for a $150 million unsecured loan. At December 31, 2002 and 2001, the Company had $15 and $25 million, respectively, outstanding under the Agreement. In addition to the $15 million in borrowings under the Agreement, the Company has $5.2 million of outstanding Letters of Credit and the remaining credit available under the Agreement is therefore, $129.8 million at December 31, 2002. The maximum amount available is subject to an annual redetermination of the borrowing base in accordance with the lender's customary procedures and practices. Both the Company and the banks have bilateral rights to one additional redetermination each year.
The revolving period is scheduled to terminate on January 21, 2004. Interest on amounts borrowed is charged at the lower of the lead bank's base rate or at London Interbank Offered Rates (LIBOR) plus 75 to 150 basis points, depending on the ratio of outstanding credit to the borrowing base. The weighted average interest rate on outstanding borrowings at December 31, 2002 was 2.25%. The Company pays a commitment fee of 25 to 35 basis points on the available unused portion of the commitment. The credit agreement contains other restrictive covenants as defined in the Agreement.

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

                      BERRY PETROLEUM COMPANY
                 Notes to the Financial Statements

7.  Shareholders' Equity (cont'd)

     In November 1999, the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one Right for each outstanding share of Capital Stock on December 8, 1999.
Each Right, when exercisable, entitles the holder to purchase one one-hundredth of a share of a Series B Junior Participating Preferred Stock, or in certain cases other securities, for $38.00. The exercise price and number of shares issuable are subject to adjustment to prevent dilution. The Rights would become exercisable, unless earlier redeemed by the Company, 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of Common Stock or 10 business days following the commencement of a tender or exchange offer for such outstanding shares which would result in such person or group acquiring 20% or more of the outstanding shares of Common Stock, either event occurring without the prior consent of the Company.

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

     In conjunction with the acquisition of the Tannehill assets in 1996, the Company issued a Warrant Certificate to the beneficial owners of Tannehill Oil Company. This Warrant authorized the purchase of 100,000 shares of Berry Petroleum Company Class A Common Stock until November 8, 2003 at $14.06 per share. The Warrant was purchased from the holders in 2002 and has been canceled.

     In August 2001, the Board of Directors authorized the Company to repurchase $20 million of Common Stock in the open market. As of December 31, 2001, the Company had repurchased 308,075 shares for approximately $5.1 million. All shares repurchased were retired. No additional shares were repurchased in 2002.

     The Company issued 19,717, 6,529 and 21,325 shares in 2002,
2001 and 2000, respectively, through its stock option plan.

     At December 31, 2002, dividends declared on 4,000,894 shares of certain Common Stock are restricted, whereby 37.5% of the dividends declared on these shares are paid by the Company to the surviving member of a group of individuals, the B Group, as long as this remaining member shall live.

8.  Income Taxes

     The Provision for income taxes consists of the following (in thousands):

                            2002         2000         2001
            Current:
              Federal    $  2,700     $  3,108    $  10,336
              State         1,032        1,119        3,165
                          -------      -------      -------
                            3,732        4,227       13,501
            Deferred:
              Federal       4,258        1,755        1,787
              State          (400)        (682)        (795)
                          -------      -------      -------
                            3,858        1,073          992
                          -------      -------      -------
            Total        $  7,590     $  5,300    $  14,493
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

                                  2002       2001       2000
  Deferred tax asset
   Federal benefit of state
    taxes                     $    350   $    392   $    871
   Credit/deduction
    carryforwards               16,825     11,599      7,761
   Other, net                   (1,205)       579      1,261
                               -------    -------    -------
                                15,970     12,570      9,893
  Deferred tax liability       -------    -------    -------
   Depreciation and depletion  (50,829)   (43,608)   (39,894)
   Other, net                      173        210        246
                               -------    -------    -------
                               (50,656)   (43,398)   (39,648)
                               -------    -------    -------
  Net deferred tax liability  $(34,686)  $(30,828)  $(29,755)
                               =======    =======    =======

Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                 2002      2001     2000
 Tax computed at statutory
  federal rate                     35%       35%      35%

 State income taxes, net of
  federal benefit                   1         1        2
 Tax credits                      (15)      (16)     (11)
 Other                             (1)       (1)       2
                                 ----      ----     ----
 Effective tax rate                20%       19%      28%
                                 ====      ====     ====

     The Company has approximately $13 million of federal and $8 million of state (California) enhanced oil recovery (EOR) tax credit carryforwards available to reduce future income taxes. Total EOR credits of $1 million, $3 million, $8 million and $9 million will expire in 2014, 2015, 2016 and 2017, respectively.

                       BERRY PETROLEUM COMPANY
                 Notes to the Financial Statements

9.  Commitment

Corporate Offices Operating Lease

     The Company relocated its corporate offices in March 2002. The lease term is from January 1, 2002 through October 31, 2006 and requires minimum rental payments of $36,692/month. In February 2003, the Company leased an office in Denver through March 2004 to assist in the Company's acquisition strategy, which requires minimum rental payments of $2,307 per month. The total minimum rental payments of both leases is as follows:

      Year ending December 31,

            2003             $   464,861
            2004                 447,227
            2005                 440,305
            2006                 366,920
                               ---------
              Total          $ 1,719,313
                               =========

Firm Transportation-Natural Gas Purchases

     In 2001, the Company entered into a 12,000 Mmbtu/day firm transportation agreement related to the expansion project on the Kern River pipeline. This project is expected to be completed with gas deliveries to commence in mid-2003. This firm transportation provides the Company additional flexibility in securing its natural gas supply and allows the Company to potentially benefit from discounted natural gas prices in the Rockies. This represents a 10-year, take-or-pay commitment of approximately $31 million over the length of the contract.

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

11.  Stock Option Plan

     On December 2, 1994, the Board of Directors of the Company adopted the Berry Petroleum Company 1994 Stock Option Plan which was restated and amended in December 1997 and December 2001 (the 1994 Plan) and approved by the shareholders in May 1998 and May 2002, respectively. The 1994 Plan provides for the granting of stock options to purchase up to an aggregate of 3,000,000 shares of Common Stock. All options, with the exception of the formula grants to non-employee Directors, will be granted at the discretion of the Compensation Committee of the Board of Directors. The term of each option may not exceed ten years from the date the option is granted.

                       BERRY PETROLEUM COMPANY
                 Notes to the Financial Statements

11.  Stock Option Plan (cont'd)

     On December 6, 2002, February 1, 2002, December 7, 2001 and December 1, 2000, 151,200, 40,000, 199,500 and 262,000 options, respectively, were issued to eligible employees at an exercise price of $16.50, $14.89, $16.30 and $15.69 per share, respectively, which was the closing market price of the Company's Class A Common Stock on the New York Stock Exchange on those dates. The options vest 25% per year for four years. The 1994 Plan also allows for option grants to the Board of Directors under a formula plan whereby all non-employee Directors receive 5,000 options annually on December 2 at the fair value on the date of grant. The options granted to the non-employee Directors vest immediately. Through the 1994 Plan, 50,000, 40,000, and 40,000 options, respectively, were issued on December 2, 2002, 2001 and 2000, (5,000 options to each of the non-employee Directors each year) at an exercise price of $16.14, $15.45 and $15.69 per share, respectively.

     The following is a summary of stock-based compensation activity for the years 2002, 2001 and 2000.

                                    2002       2001      2000
                                   Options    Options   Options
Balance outstanding, January 1    1,474,962  1,407,837  1,220,630
  Granted                           241,200    239,500    302,000
  Exercised                         (95,837)   (65,125)  (114,793)
  Canceled/expired                  (15,750)  (107,250)         -
                                  ---------  ---------  ---------
Balance outstanding, December 31  1,604,575  1,474,962  1,407,837
                                  =========  =========  =========
Balance exercisable at
December 31                       1,153,000  1,010,712    872,587
                                  =========  =========  =========

Available for future grant        1,007,100    232,550    364,800
                                  =========  =========  =========
Exercise price-range                $ 16.56    $ 14.40    $ 16.44
                                       to         to         to
                                      18.05      16.96      19.00
Weighted average remaining
 contractual life (years)                 7          7          8

Weighted average fair value
 per option granted during the
 year based on the Black-Scholes
 pricing model                      $  5.25    $  5.87    $  4.62

     Weighted average option exercise price information for the years 2002, 2001 and 2000 as follows:

                                     2002      2001      2000
     Outstanding at January 1     $  14.80  $  14.58  $  14.15
     Granted during the year         16.14     16.16     15.69
     Exercised during the year       11.87     13.12     12.91
     Expired during the year         15.92     16.01         -
     Outstanding at December 31      15.17     14.80     14.58
     Exercisable at December 31      14.81     14.55     14.50

                       BERRY PETROLEUM COMPANY
                  Notes to the Financial Statements

12.  Retirement Plan

     The Company sponsors a 401(k) defined contribution thrift plan to assist all eligible employees in providing for retirement or other future financial needs. Employee contributions (up to 6% of earnings) are matched by the Company dollar for dollar. Effective November 1, 1992, the 401(k) Plan was modified to provide for increased Company matching of employee contributions whereby the monthly Company matching contributions will range from 6% to 9% of eligible participating employee earnings, if certain financial targets are achieved. The Company's contributions to the 401(k) Plan were $.4 million in 2002, $.4 million in 2001 and $.5 million in 2000. On average, approximately 94% of eligible employees participate in the plan.

13.  Abandonment Obligation

     In 2002, the Company implemented SFAS No. 143, "Accounting for Asset Retirement Obligations" for recording future site restoration costs related to its oil and gas properties. Prior to its implementation, the Company had recorded future abandonment obligations per SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." As allowed under SFAS No. 19, the Company's estimated costs, net of salvage value, of plugging and abandoning oil and gas wells and related facilities were accrued using the units-of-production method and were taken into account when recording DD&A expense. Under SFAS No. 143, the future retirement obligation is recorded at fair value taking into consideration the Company's estimates of the current abandonment liability, the inflation rate utilized to inflate the current obligation to the estimated value at the end of reserve lives, and the Company's credit-adjusted borrowing rate used to discount the future value to a current fair value of the obligation. The abandonment costs are recorded as part of oil and gas properties and are depreciated using the units-of-production method and the abandonment obligation is increased each accounting period by recording accretion expense. In 2002, the Company implemented this new standard which had an immaterial effect on the Company's net income. The accrued abandonment obligation at December 31, 2002 was $4.6 million. The recorded abandonment obligation at December 31, 2001 under the previous accounting method of $5.4 million was reclassified to a long-term liability account in the current year presentation for comparability purposes. It is anticipated that the charge to income for future abandonment costs over the next several years will be lower than the amounts previously accrued under SFAS No.
19. Using the fair value method required under SFAS No. 143, the majority of the abandonment obligation is recorded toward the end of the life of the producing assets.

14.  Quarterly Financial Data (unaudited)

The following is a tabulation of unaudited quarterly operating results for 2002 and 2001 (in thousands, except per share data):


                                             Basic   Diluted
                                              net      net
                 Operating  Gross    Net     Income   Income
     2002        Revenues   Profit  Income  Per Share Per Share
First Quarter   $  26,992 $  8,014 $  8,620  $  .40   $  .40
Second Quarter     32,045   10,482    6,827     .31      .31
Third Quarter      35,216   12,599    7,587     .35      .35
Fourth Quarter     36,600   10,534    6,990     .32      .32
                  -------  -------  -------   -----    -----
                $ 130,853 $ 41,629 $ 30,024  $ 1.38   $ 1.37
                  =======  =======  =======   =====    =====
     2001

First Quarter   $  47,915 $ 15,365 $  5,022  $  .23   $  .23
Second Quarter     29,047   12,755    6,975     .32      .32
Third Quarter      31,995    8,900    5,892     .27      .27
Fourth Quarter     27,108    5,210    4,049     .19      .18
                  -------  -------  -------   -----    -----
                $ 136,065 $ 42,230 $ 21,938  $ 1.00   $  .99
                  =======  =======  =======   =====    =====

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

     Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants as of December 31, 2002, 2001 and 2000. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.
The information provided does not represent Management's estimate of the Company's expected future cash flows or value of proved oil and gas reserves.

Changes in estimated reserve quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2002, 2001 and 2000, and changes in such quantities during each of the years then ended were as follows (in thousands):

                              2002            2001           2000
                            Oil   Gas       Oil   Gas     Oil     Gas
                           Mbbls  Mmcf     Mbbls  Mmcf    Mbbls   Mmcf
Proved developed and
Undeveloped reserves:
 Beginning of year       101,701  6,926   106,664  4,184  111,888  3,920
 Revision of previous        (30)  (307)       33    153   (1,284)   463
  estimates
 Improved recovery           752      -         -      -        -      -
 Extensions and            3,444      -         -      -        -      -
  discoveries
 Production               (5,123)  (769)   (4,996)  (288)  (5,434)  (199)
 Purchase of reserves
  in place                     -      -         -  2,877    1,494      -
                         -------  -----   -------  -----  -------  -----
 End of year             100,744  5,850   101,701  6,926  106,664  4,184
                         =======  =====   =======  =====  =======  =====

Proved developed
 reserves:
 Beginning of year        79,317  3,518    81,132  1,635   86,717  1,371
                         =======  =====   =======  =====  =======  =====
 End of year              72,889  3,252    79,317  3,518   81,132  1,635
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

     Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands):

                                       2002         2001         2000
Future cash inflows                $ 2,533,410  $ 1,452,946  $ 2,268,932
Future production and development
 costs                              (1,283,060)    (699,505)    (653,808)
Future income tax expenses            (317,808)    (184,064)    (512,012)
                                     ---------    ---------    ---------
Future net cash flows                  932,542      569,377    1,103,112

10% annual discount for estimated
 timimg of cash flows                 (480,355)    (289,036)    (599,530)
                                     ---------    ---------    ---------
Standardized measure of discounted
 future net cash flows              $  452,187   $  280,341   $  503,582
                                     =========    =========    =========
Pre-tax standardized measure of
 discounted future net cash flows   $  602,157   $  356,556   $  721,770
                                     =========    =========    =========
Average sales prices at December 31:
        Oil($/Bbl)                  $    24.92   $    14.16   $    20.84
        Gas($/Mcf)                  $     3.94   $     1.87   $    10.97

     Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):

                                           2002        2001       2000
Standardized measure-beginning of year  $ 280,341   $ 503,582   $ 496,482
                                         --------    --------    --------
Sales of oil and gas produced, net of
production costs                          (57,422)    (59,865)    (72,358)
Revisions to estimates of proved reserves:
 Net changes in sales prices and
  production costs                        288,870    (407,519)     98,744
 Revisions of previous quantity estimates    (560)        230      (9,295)
 Improved recovery                          5,159           -           -
 Extensions and discoveries                23,628           -           -
 Change in estimated future development
  costs                                   (74,566)     48,689     (78,328)
Purchases of reserves in place                  -       2,606      14,135
Development costs incurred during the      30,632      14,895      25,253
 period
Accretion of discount                      35,656      72,177      71,455
Income taxes                              (63,112)    135,792      (3,929)
Other                                     (16,439)    (30,246)    (38,577)
                                         --------    --------    --------
Net increase (decrease)                   171,846    (223,241)      7,100
                                         --------    --------    --------
Standardized measure - end of year      $ 452,187   $ 280,341   $ 503,582
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

Compliance with Section 16(a) of the Securities Exchange Act of
1934

     Section 16(a) of the Securities Exchange Act of 1934 and related Securities and Exchange Commission rules require that directors, executive officers and beneficial owners of 10% or more of any class of equity securities report to the Securities and Exchange Commission changes in their beneficial ownership of the Company's Capital Stock and that any late filings be disclosed. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5 was required, the Company believes in 2002 that there has been compliance with all Section 16(a) filing requirements except for Mr. Busch who filed three late Form 4's for the sale of shares from a trust at Union Bank.

Item 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 is incorporated by reference from information under the caption "Certain
Relationships and Related Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

                               PART IV

Item 14.  Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely identifying material information potentially required to be included in the Company's SEC filings.

     There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions required with regard to significant deficiencies and material weaknesses.

                        BERRY PETROLEUM COMPANY

Item 15.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

A.  Financial Statements and Schedules
     See Index to Financial Statements and Supplementary Data in
Item 8.

B.  Reports on Form 8-K

     On February 13, 2003, the Company filed a Form 8-K reporting an Item 5. Other Event to furnish the Securities and Exchange
Commission a copy of the Company's earnings press release for the year ended December 31, 2002.

C. Exhibits
Exhibit       Description of Exhibit                               Page
No.
3.1*  Registrant's Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Registration Statement
      on Form S-1 filed on June 7, 1989, File No. 33-29165)
3.2*  Registrant's Restated Bylaws (filed as Exhibit 3.2 to the
      Registrant's Registration Statement on Form S-1 on June 7,
      1989, File No. 33-29165)
3.3*  Registrant's Certificate of Designation, Preferences and
      Rights of Series B Junior Participating Preferred Stock
      (filed as Exhibit A to the Registrant's Registration
      Statement on Form 8-A12B on December 7, 1999, File No.
      778438-99-000016)
3.4*  Registrant's First Amendment to Restated Bylaws dated
      August 31, 1999 (filed as Exhibit 3.4 to the Registrant's
      Annual Report on Form 10-K for the year ended December 31,
      1999, File No. 1-9735)
4.1*  Rights Agreement between Registrant and ChaseMellon
      Shareholder Services, L.L.C. dated as of December 8, 1999
      (filed by the Registrant on Form 8-A12B on December 7,
      1999, File No. 778438-99-000016)
10.1* Description of Cash Bonus Plan of Berry Petroleum Company
      (filed as Exhibit 10.1 to the Registrant's Annual Report on
      Form 10-K for the year ended December 31, 2001, File No. 1-
      9735).
10.2* Salary Continuation Agreement dated as of December 5, 1997, by and between Registrant and Jerry V. Hoffman (filed as
      Exhibit 10.2 to the Registrant's Annual Report on Form 10-K
      for the year ended December 31, 1997, File No.1-9735)
10.3* Form of Salary Continuation Agreement dated as of December
      5, 1997, by and between Registrant and Ralph J. Goehring
      (filed as Exhibit 10.3 to the Registrant's Annual Report on
      Form 10-K for the year ended December 31, 1997, File No. 1-
      9735)
10.4* Form of Salary Continuation Agreements dated as of March
      20, 1987, as amended August 28, 1987, by and between
      Registrant and selected employees of the Company (filed as
      Exhibit 10.12 to the Registration Statement on Form S-1
      filed on June 7, 1989, File No. 33-29165)
10.5* Instrument for Settlement of Claims and Mutual Release by
      and among Registrant, Victory Oil Company, the Crail Fund
      and Victory Holding Company effective October 31, 1986
      (filed as Exhibit 10.13 to Amendment No. 1 to the
      Registrant's Registration Statement on Form S-4 filed on
      May 22, 1987, File No. 33-13240)
10.7* Amended and Restated Credit Agreement, dated as of July 22,
      1999, by and between the Registrant and Bank of America,
      N.A., the First National Bank of Chicago and other
      financial institutions (filed as Exhibit 10.7 to the
      Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1999, File No. 1-9735)
10.8* Amended and Restated 1994 Stock Option Plan (filed as
      Exhibit 4.1 to the Registrant's Registration Statement on
      Form S-8 filed on August 20, 2002, File No. 333-98379)
10.9** Crude oil purchase contract, dated as of August 1, 2002, by  50 and between the Registrant and Equiva Trading Company.

Exhibits (cont'd)
Exhibit      Description of Exhibit
No.                                                                Page

10.10  Amended and Restated Non-Employee Director Deferred Stock    55
       and Compensation Plan
23.1   Consent of PricewaterhouseCoopers LLP                        62
23.2   Consent of DeGolyer and MacNaughton                          63
99.1   Undertaking for Form S-8 Registration Statements             64
99.2*  Form of Indemnity Agreement of Registrant (filed as Exhibit
       28.2 in Registrant's Registration Statement on Form S-4
       filed on April 7, 1987, File No. 33-13240)
99.3*  Form of "B" Group Trust (filed as Exhibit 28.3 to Amendment
       No. 1 to Registrant's Registration Statement on Form S-4
       filed on May 22, 1987, File No. 33-13240)
99.4   Certification of Chief Executive Officer pursuant to         65
       Section 906 of the Sarbanes-Oxley Act of 2002.
99.5   Certification of Chief Financial Officer pursuant to         66
       Section 906 of the Sarbanes-Oxley Act of 2002.

*   Incorporated by reference
** Pursuant to 17CFR240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission, pursuant to a Confidential Treatment
Request filed with the Commission.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 7, 2003.

                       BERRY PETROLEUM COMPANY

/s/ JERRY V. HOFFMAN  /s/ RALPH J. GOEHRING  /s/ DONALD A. DALE
    JERRY V. HOFFMAN      RALPH J. GOEHRING      DONALD A. DALE
Chairman of the Board,    Senior Vice President  Controller
Director, President       and Chief Financial    (Principal
and Chief                 Officer                 Accounting
Executive Officer        (Principal Financial     Officer)
                          Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates so indicated.

        Name                  Office                    Date

/s/ Jerry V. Hoffman     Chairman of the Board,     March 7, 2003
Jerry V. Hoffman         Director, President
                         & Chief Executive Officer

/s/ William F. Berry     Director                   March 7, 2003
William F. Berry

/s/ Ralph B. Busch, III  Director                   March 7, 2003
Ralph B. Busch, III

/s/ William E. Bush, Jr. Director                   March 7, 2003
William E. Bush, Jr.

/s/ Stephen L. Cropper   Director                   March 7, 2003
Stephen L. Cropper

/s/ J. Herbert Gaul, Jr. Director                   March 7, 2003
J. Herbert Gaul, Jr.

/s/ John A. Hagg         Director                   March 7, 2003
John A. Hagg

/s/ Robert F. Heinemann  Director                   March 7, 2003
Robert F. Heinemann

/s/ Thomas J. Jamieson   Director                   March 7, 2003
Thomas J. Jamieson

/s/ Martin H. Young, Jr. Director                   March 7, 2003
Martin H. Young, Jr.

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jerry V. Hoffman, Chairman, President and Chief Executive
Officer of Berry Petroleum Company, certify that:

1. I have reviewed this annual report on Form 10-K of Berry
Petroleum Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Jerry V. Hoffman
Jerry V. Hoffman
Chairman, President and
Chief Executive Officer

          CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Ralph J. Goehring, Senior Vice President and Chief Financial
Officer of Berry Petroleum Company, certify that:

1. I have reviewed this annual report on Form 10-K of Berry
Petroleum Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Ralph J. Goehring
Ralph J. Goehring
Senior Vice President and
Chief Financial Officer