Form 10-K/A
period 2002-12-31
BERRY PETROLEUM CO
filed 2003-03-19
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A
                         AMENDMENT NO. 1

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

Registrant's telephone number, including area code: (661) 616-3900

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of each exchange
                                            on which registered
Class A Common Stock, $.01 par value      New York Stock Exchange
(including associated stock purchase rights)

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

                     BERRY PETROLEUM COMPANY
                        TABLE OF CONTENTS





                                                             Page

Explanatory Note                                              3

Item 8.  Financial Statements and Supplementary Data
          Report of PricewaterhouseCoopers, LLP,
          Independent Accountants                             4

     Certification of Chief Executive Officer                 5

     Certification of Chief Financial Officer                 6

Exhibit Index                                                 7

Signatures                                                    8

                     BERRY PETROLEUM COMPANY
                           FORM 10-K/A
                         Amendment No. 1


Explanatory Note

     On March 12, 2003, the Registrant filed its Form 10-K on Edgar with the Securities and Exchange Commission. This Form 10-K inadvertently contained errors in the first sentence for the wording used for the Opinion Page for the Independent Accountants. The correct wording for the Report of PricewaterhouseCoopers LLP, Independent Accountants is included in this Form 10-K/A.

     The Form 10-K filed also contained an incorrect reference in the Section 302 Certifications from the CEO and CFO under number
2 to a quarterly rather than an annual report. Those certifications are enclosed herewith with the correction made in this Form 10-K/A.

     All other information contained in our original Form 10-K filing remains unchanged.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Berry Petroleum Company

In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Berry Petroleum Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

February 12, 2003

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jerry V. Hoffman, Chairman, President and Chief Executive
Officer of Berry Petroleum Company, certify that:

1. I have reviewed this annual report on Form 10-K of Berry
Petroleum Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date: March 10, 2003


/s/ Ralph J. Goehring
Ralph J. Goehring
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit  Description of Exhibit                                  Page
No.

99.01    Certification of Chief Executive Officer (pursuant to     9
         Section 906 of the Sarbanes-Oxley Act of 2002)
99.02    Certification of Chief Financial Officer (pursuant to    10
         Section 906 of the Sarbanes-Oxley Act of 2002)

                     BERRY PETROLEUM COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY


/s/ JERRY V. HOFFMAN

JERRY V. HOFFMAN
Chairman of the Board, Director,
President and Chief
Executive Officer


/s/ RALPH J. GOEHRING

RALPH J. GOEHRING
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ DONALD A. DALE

DONALD A. DALE
Controller
(Principal Accounting Officer)

Date:  March 18, 2003