Form 10-Q
period 2003-03-31
BERRY PETROLEUM CO
filed 2003-05-08
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.

              For the quarterly period ended March 31, 2003
                        Commission file number 1-9735


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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   YES  (X)  NO  ( )

The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 2003, was 20,860,070 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.


                      BERRY PETROLEUM COMPANY
                           MARCH 31, 2003
                               INDEX


                                                          Page No.
PART I.  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets at March 31, 2003 and
 December 31, 2002                                             3

Condensed Income Statements for the Three Month Periods
 Ended March 31, 2003 and 2002                                 4

Condensed Statements of Comprehensive Income for the
 Three Month Periods Ended March 31, 2003 and 2002             4

Condensed Statements of Cash Flows for the
 Three Month Periods Ended March 31, 2003 and 2002             5

Notes to Condensed Financial Statements                        6

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations              9

Item 3.  Quantitative and Qualitative Disclosures
 About Market Risk                                            14

Item 4.  Controls and Procedures                              15

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                     16

SIGNATURE                                                     16

Certification of Chief Executive Officer                      17

Certification of Chief Financial Officer                      18

Exhibit Index                                                 19


                       BERRY PETROLEUM COMPANY
                    Part I. Financial Information
                    Item 1. Financial Statements
                      Condensed Balance Sheets
              (In Thousands, Except Share Information)

                                              March 31,  December 31,
                                                2003         2002
                                             (Unaudited)

                ASSETS
 Current Assets:
  Cash and cash equivalents                   $  11,179   $   9,866
  Short-term investments available for sale         660         660
  Accounts receivable                            20,583      15,582
  Prepaid expenses and other                      2,598       2,597
                                               --------    --------
   Total current assets                          35,020      28,705

 Oil and gas properties (successful efforts
  basis), buildings and equipment, net          226,814     228,475
 Other assets                                       876         893
                                               --------    --------
                                              $ 262,710   $ 258,073
                                               ========    ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                            $  15,792   $  19,189
  Accrued liabilities                             3,346       6,470
  Federal and state income taxes payable          5,689       2,612
  Fair value of derivatives                       3,408       4,123
                                               --------    --------
   Total current liabilities                     28,235      32,394

 Long-term liabilities:
  Deferred income taxes                          34,779      33,866
  Long-term debt                                 15,000      15,000
  Abandonment obligation                          5,041       4,596
  Fair value of derivatives                         146         159
                                               --------    --------
   Total long-term liabilities                   54,966      53,621

 Shareholders' equity:
  Preferred stock, $.01 par value;
   2,000,000 shares authorized; no shares
   outstanding                                        -           -
  Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
   authorized; 20,860,070 shares issued
   and outstanding at March 31, 2003
   (20,852,695 at December 31, 2002)                209         209
  Class B Stock, 1,500,000 shares
   authorized; 898,892 shares issued and
   outstanding (liquidation preference of
   $899)                                              9           9
  Capital in excess of par value                 49,065      49,052
  Accumulated other comprehensive loss           (2,133)     (2,569)
  Retained earnings                             132,359     125,357
                                               --------    --------
   Total shareholders' equity                   179,509     172,058
                                               --------    --------
                                              $ 262,710   $ 258,073
                                               ========    ========
 The accompanying notes are an integral part of these financial statements.

                       BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                    Item 1.  Financial Statements
                     Condensed Income Statements
          Three Month Periods Ended March 31, 2003 and 2002
            (In Thousands, Except Per Share Information)
                             (Unaudited)
                                                  2003         2002
 Revenues:
  Sales of oil and gas                        $   34,354   $   19,678
  Sales of electricity                            12,880        7,314
  Interest and other income, net                      20          378
                                                --------     --------
                                                  47,254       27,370
                                                --------     --------
 Expenses:
  Operating costs - oil and gas production        13,184        8,086
  Operating costs - electricity generation        12,880        6,983
  Depreciation, depletion and amortization         4,454        3,992
  General and administrative                       2,257        1,862
  Recovery of electricity receivables                  -       (3,631)
  Dry hole and abandonment                         2,487            -
  Interest                                           209          423
                                                --------     --------
                                                  35,471       17,715
                                                --------     --------
 Income before income taxes                       11,783        9,655
 Provision for income taxes                        2,606        1,035
                                                --------     --------
 Net income                                   $    9,177   $    8,620
                                                ========     ========
 Basic net income per share                   $      .42   $      .40
                                                ========     ========
 Diluted net income per share                 $      .42   $      .40
                                                ========     ========
 Cash dividends per share                     $      .10   $      .10
                                                ========     ========
 Weighted average number of shares
  of capital stock outstanding (used to
  calculate basic net income per share)           21,758       21,732
 Effect of dilutive securities:
  Stock options                                      120           50
  Other                                               42           29
                                                --------     --------
 Weighted average number of shares of
  capital stock used to calculate
  diluted net income per share                    21,920       21,811
                                                ========     ========

            Condensed Statements of Comprehensive Income
          Three Month Periods Ended March 31, 2003 and 2002
                           (in Thousands)
                             (Unaudited)
                                                  2003         2002

 Net income                                   $    9,177   $    8,620
 Unrealized losses on derivatives, (net of
  income taxes of $1,422 and $1,193,
  respectively)                                   (2,133)      (1,790)
                                                --------     --------
 Comprehensive income                         $    7,044   $    6,830
                                                ========     ========
The accompanying notes are an integral part of these financial statements.

                       BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                    Item 1.  Financial Statements
                 Condensed Statements of Cash Flows
          Three Month Periods Ended March 31, 2003 and 2002
                           (In Thousands)
                             (Unaudited)
                                                  2003         2002

 Cash flows from operating activities:
  Net income                                  $   9,177    $   8,620
  Depreciation, depletion and amortization        4,454        3,992
  Dry hole and abandonment                        2,487            -
  Deferred income tax liability                     913          187
  Other, net                                         59           59
                                               --------     --------
    Net working capital provided by
    operating activities                         17,090       12,858

  Decrease (increase) in accounts
   receivable, prepaid expenses and other        (5,287)       7,565
  Decrease in current liabilities                (3,444)      (3,936)
                                               --------     --------
    Net cash provided by operating activities     8,359       16,487

 Cash flows from investing activities:
  Capital expenditures                           (2,324)      (4,333)
  Property acquisitions                          (2,547)           -
                                               --------     --------
    Net cash used in investing activities        (4,871)      (4,333)

 Cash flows from financing activities:
  Payment of long-term debt                           -       (5,000)
  Dividends paid                                 (2,175)      (2,173)
                                               --------     --------
    Net cash used in financing activities        (2,175)      (7,173)
                                               --------     --------
  Net increase in cash and cash equivalents       1,313        4,981

  Cash and cash equivalents at beginning of
   year                                           9,866        7,238
                                               --------     --------
  Cash and cash equivalents at end of period  $  11,179    $  12,219
                                               ========     ========

 Supplemental non-cash activity:
  Decrease in fair value of derivatives:
   Current (net of income taxes of $1,363
 and $1,193 in 2003 and 2002, respectively)   $   2,045    $   1,790

   Non-current (net of income taxes of $59
 and $0 in 2003 and 2002, respectively)              88            -
                                               --------     --------
 Net decrease to accumulated other
  comprehensive income                        $   2,133    $   1,790
                                               ========     ========

The accompanying notes are an integral part of these financial statements.


                       BERRY PETROLEUM COMPANY
                    Part I.  Financial Information
                    Item 1.  Financial Statements
               Notes to Condensed Financial Statements
                            March 31, 2003
                             (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 2003 and December 31, 2002 and results of operations and cash flows for the three month periods ended March 31, 2003 and 2002 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2002 financial statements. The December 31, 2002 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3. The Company has leased approximately 208,000 acres in Kansas and 54,000 acres in Illinois for the purpose of exploring for economic concentrations of coalbed methane for a total lease cost of approximately $6.0 million. The Company drilled a five-well pilot on the Illinois acreage in the fourth quarter of 2002 which, as anticipated, continues to dewater. The results of this pilot are not yet conclusive and are not expected to be known until the latter half of 2003. An additional five-well pilot was drilled in the Wabaunsee County portion of the Kansas acreage late in the fourth quarter of 2002. On this pilot, initial water production was less than expected with no resulting gas pressure buildup and the gas content of the coals was significantly lower than anticipated. Consequently, the Company believes this pilot will not produce commercial quantities of natural gas and, therefore, wrote off the cost to drill the five-well pilot and the associated leased acreage. The total amount charged to operations in the first quarter of 2003 was $2.5 million. The leased acreage in Kansas also includes acreage positions in Jackson County and Osage County. The Company is evaluating the location and method of drilling additional test wells in these areas.

4.  As allowed in Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plan. The supplemental disclosure requirements of SFAS No. 123, as amended in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," related to the Company's stock option plan is presented below:








                       BERRY PETROLEUM COMPANY
                    Part I.  Financial Information
                    Item 1.  Financial Statements
               Notes to Condensed Financial Statements



4. (cont'd) Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for option grants made in 2002 (there were no grants issued in the first quarter of 2003):

                                           2002

            Yield                       2.55%
            Expected option life -      7.5
            years
            Volatility                 33.45%
            Risk-free interest rate     4.09%

    Had compensation cost for the Company's stock based compensation plan been based upon the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123 using the Black Scholes Method, the Company's compensation cost, net of related tax effects, net income and earnings per share would have been recorded as the proforma amounts indicated below for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

                                              2003    2002
       Compensation cost, net of income
       taxes
        As reported                         $   20  $    5
        Pro forma                              151     161

       Net income:
        As reported                          9,177   8,620
        Pro forma                            9,046   8,464

       Basic net income per share:
        As reported                            .42     .40
        Pro forma                              .42     .39

       Diluted net income per share:
        As reported                            .42     .40
        Pro forma                              .41     .39

    The Company continues to evaluate the best method for fair-market value pricing of stock options as there is no universal acceptance of the Black Scholes Method as the most appropriate method for companies such as Berry.



                           BERRY PETROLEUM COMPANY
                       Part I.  Financial Information
                       Item 1.  Financial Statements
                  Notes to Condensed Financial Statements




5. In April 2003, the Company entered into a Purchase and Sale Agreement with Williams Production RMT Company to acquire its Brundage Canyon, Utah properties in the Uinta Basin for approximately $49 million. The Company anticipates the acquisition will close in the third quarter of 2003. The Brundage Canyon properties, located in northeastern Utah, consist of approximately 43,500 net acres, and are currently producing approximately 2,200 net BOE/day of light crude oil and natural gas and the Company estimates the proved reserves at 8.6 million BOE (75% light oil and 25% natural gas). The Company expects to fund the acquisition from cash generated from operations and borrowings from its credit facility.







                      BERRY PETROLEUM COMPANY
                   Part I. Financial Information
          Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations

                      Results of Operations

     The Company earned net income of $9.2 million, or $.42 per share, on revenues of $47.3 million in the first quarter of 2003, up 7% from net income of $8.6 million, or $.40 per share, in the first quarter of 2002, and up 31% from net income of $7 million, or $.32 per share, in the fourth quarter of 2002. Results in the first quarter of 2003 include a pre-tax write off of $2.5 million, representing the cost of a pilot project and associated leasehold acquisition costs in Kansas. The results in the first quarter of 2002 include the pre-tax gain from the recovery of a $3.6 million receivable for electricity sales which was written off in 2001.

     The following table presents certain comparative operating data for the first quarters of 2003 and 2002 and the fourth quarter of 2002.

                                           Three Months Ended

                                      Mar 31,   Mar 31,   Dec 31,
                                       2003      2002      2002
Oil and gas:
 Net production - BOE/day              15,736    13,799   15,208
 Per BOE:
 Average sales price                 $  24.23   $ 15.87  $ 20.41
 Operating costs(1)                      8.78      5.95     9.57
 Production taxes                         .53       .56      .60
  Total operating costs                  9.31      6.51    10.17
 Depreciation, depletion and
  amortization (DD&A)                    3.15      3.21     2.90
 General and administrative
  expenses(G&A)                          1.59      1.50     1.26
 Interest expense                         .15       .34      .13

Electricity:
 Electric power produced - Mwh/day      2,137     2,051    2,126
 Electric power sold - Mwh/day          1,951     1,890    1,860
 Average sales price - $/Mwh         $  73.39   $ 36.35  $ 43.97
 Fuel gas cost - $/MMBtu                 5.40      2.49     3.99

(1)Including monthly expenses in excess of monthly revenues from cogeneration operations of $1.72, $.31 and $2.97 in the three months ended March 31, 2003, March 31, 2002 and December 31, 2002, respectively.


     Operating income from oil and gas operations in the first quarter of 2003 was $14.3 million, up 86% from $7.7 million in the first quarter of 2002 and up 36% from $10.5 million in the fourth quarter of 2002.

     Operating income increased in the first quarter of 2003 due to increased crude oil production and higher crude oil and electricity sales prices. These factors were offset somewhat by higher fuel gas prices, higher DD&A and higher G&A costs.

     The Company's production of oil and gas (BOE/day) in the first quarter of 2003 improved to 15,736, up 14% from 13,799 in the first quarter of 2002 and up 3% from 15,208 in the fourth quarter of 2002. Production in the first quarter of 2002 had not yet recovered from the effects of the temporary suspension of steaming operations in 2001 due to the effects of the California energy crisis. The Company injected approximately 60,000 barrels of steam per day in 2002. This factor and the contribution of the wells drilled and workovers completed under the 2002 capital budget account for the majority of the increase in production from the first quarter of 2002. Assuming stable natural gas and crude oil prices and with the completion of the 2003 budget, the Company's target is to average approximately 16,400 BOE/day for the year with a 2003 exit rate of approximately 17,700 BOE/day.

     The average price received for the Company's heavy crude oil in the first quarter of 2003 was $24.23 per barrel, up 53% and 19% from the first quarter of 2002 and the fourth quarter of 2002, respectively.

     The Company primarily uses zero-cost bracketed collars based on WTI crude oil prices to protect cash flow from a severe crude oil price decline. At March 31, 2003, the Company had hedged 6,500 barrels per day for the remainder of 2003 whereby the Company could capture an average of $3.88 below a WTI price of $22.31 per barrel and may give up to an average of $4.48 above $25.79 per barrel. The Company has also hedged 5,000 barrels per day in the first quarter of 2004 and 4,000 barrels per day for the second through fourth quarters of 2004. In 2004, the Company could capture up to an average of $3.64 per barrel below approximately $22.39 per barrel and may give up to an average of $4.24 per barrel above $25.65 per barrel. In addition to these collars, the Company entered into a series of crude oil swaps based on WTI pricing on 1,500 barrels per day at prices ranging from $25.68 to $27.17 covering the six month period from May 1, 2003 to October 31, 2003 and 1,000 barrels per day for the six months beginning November 2003 for an average price of $25.00. The Company nets its oil hedging gains or losses into its revenues from the sales of oil and gas.

     On March 1, 2002, the Company received payment in full for certain past due receivables from Southern California Edison Company which were previously written off by the Company in 2001. The Company recognized pre-tax gains from the recovery of $3.6 million of the receivables, $.1 million in additional interest and $.5 million in additional capacity revenue for periods in 2001 when the Company was compelled to shut-in its cogeneration plants due to the payment default of the utility.

     In January 2003, Standard Offer contract terms were reinstated on the power produced from one of two turbines at the Company's cogeneration facility located in the Placerita oilfield in Los Angeles County and on both the 38 megawatt and 18 megawatt facilities located on the Company's Midway-Sunset properties in Kern County, California. Under the terms of these agreements, the Company received an average of $72.89 per Mwh in the first quarter of 2003. The primary benefit of these contracts is that the Company's electricity revenues are based on the cost of natural gas. Therefore, these contracts mitigate the Company's exposure to higher operating costs based on higher natural gas costs. The Company consumes approximately 37,000 MMBtu of natural gas per day for use in generating steam and of this total, approximately 72% is consumed in the Company's cogeneration operations.

     Operating expenses for the first three months of 2003 were $13.2 million, up 63% from $8.1 million, in the first quarter of 2002, but down 7% from $14.2 million in the fourth quarter of 2002. The cost of natural gas used in the Company's steaming operations increased from $2.49 per MMBtu in the first quarter of 2002 to $5.40 in the first quarter of 2003, resulting in significantly higher steam costs in the 2003 quarter compared to the first quarter of 2002. The cost of natural gas per MMBtu was $5.40 in the first quarter of 2003, 35% higher than $3.99 in the fourth quarter of 2002. However, the Company received higher electricity revenues in the 2003 quarter due to the reinstated Standard Offer contracts effective January 2003, which resulted in lower operating costs compared to the fourth quarter of 2002. In addition to steam costs, the cost of supplies and equipment, chemicals, utilities and insurance increased compared to the first quarter of 2002. Operating costs per BOE of $9.31 in the first quarter of 2003 were in line with the Company's 2003 target of $8.50 to $9.50 per BOE.

     To protect the cash flow from future increases in natural gas prices on the fixed price contract on Unit 1 of the Company's Placerita cogeneration facility, in April 2003, the Company entered into natural gas swaps on a total volume of 5,000
MMBtu per day at a fixed price of $4.85 per MMBtu for the period June 2003 through June 2006, thereby helping to control steam costs.

     DD&A for the first quarter of 2003 was $4.5 million, up 13% from $4.0 million in the first quarter of 2002 and up 10% from $4.1 million in the fourth quarter of 2002. The increase in the first quarter of 2003 was primarily related to higher depreciation rates for assets using the units of production method due to higher production levels and depreciation on additions from recent capital budget programs. On a per BOE basis, DD&A was $3.15 in the first quarter of 2003, down from $3.21 in the first quarter of 2002, but up from $2.90 in the fourth quarter of 2002. Assuming stable natural gas and crude oil prices, the Company currently anticipates that DD&A will average between $3.15 and $3.25 per BOE during 2003.

     G&A for the first quarter of 2003 was $2.3 million, or $1.59 per BOE, up 21% from $1.9 million, or $1.50 per BOE, in the first quarter of 2002 and up 28% from $1.8 million, or $1.26 per BOE, in the fourth quarter of 2002. The increase in the first quarter of 2003 was due primarily to higher payroll, rent, insurance, accounting fees and property evaluation costs related to the Company's efforts to expand into a new core area outside of California.

     In 2002 and early 2003, the Company leased a total of approximately 208,000 acres in Kansas and 54,000 acres in Illinois for the purpose of exploring for economic concentrations of coalbed methane gas for a total lease cost of approximately $6.0 million. The Company drilled a five-well pilot on the Illinois acreage in the fourth quarter of 2002 which, as anticipated, continues to dewater. The results of this pilot are not yet conclusive and are not expected to be known until the latter half of 2003. The Company also drilled a five-well pilot in the Wabaunsee County portion of the Kansas acreage late in the fourth quarter of 2002. On this pilot, initial water production was less than expected with no resulting gas pressure buildup and the gas content of the coals was significantly lower than anticipated. Consequently, the Company believes this pilot will not produce commercial quantities of natural gas and, therefore, wrote off the cost to drill the five-well pilot and the associated leased acreage. The total amount charged to operations in the first quarter of 2003 was $2.5 million. The leased acreage in Kansas also includes positions in Jackson County and Osage County. The Company is evaluating the location and method of drilling additional test wells in these areas.

     The Company experienced an effective tax rate of 22% for the first quarter of 2003 compared to an effective tax rate of 11% for the same period last year. The Company continues to invest in qualifying enhanced oil recovery (EOR) projects. However, the anticipated EOR credit in 2003 relative to higher pre-tax income resulting from higher oil prices and increased production resulted in a higher effective tax rate compared to the 2002 period. The Company anticipates an effective tax rate for 2003 below 25%, assuming WTI oil prices stabilize at approximately $26/Bbl.

                 Liquidity and Capital Resources

     Working capital at March 31, 2003 was $6.8 million, up from $5.4 million at March 31, 2002 and up from a negative $3.7 million at December 31, 2002. Net cash provided by operating activities was $8.4 million in the first quarter of 2003, down from $16.5 million in the first quarter of 2002 and down from $15.9 million in the fourth quarter of 2002. The decline from the first quarter of 2002 was due to $3.0 million in capital costs incurred in 2002 but paid in 2003, approximately $1.6 million in additional annual price-based royalty costs on one of the Company's properties and $4.2 million in receivables and other revenue related to electricity sales earned early in 2001 and recovered by the Company in the first quarter of 2002. The payment of the price-based royalty and higher cash outlays related to capital expenditures in the first quarter of 2003 also accounts for the decline in cash flow from operating activities from the fourth quarter of 2002. Uses of funds in the first quarter of 2003 included the payment of the annual price-based royalty of $5.5 million, a total of $4.9 million for capital expenditures and property acquisitions and the payment of $2.2 million in dividends.

     On April 8, 2003, the Company's Board of Directors approved a special one-time dividend of $.04 per share, payable May 2, 2003, and a 10% increase in future dividends from $.10 to $.11 per share per quarter.

     In the fourth quarter of 2002, the Company's Board of Directors approved the capital budget for 2003 of $27.6 million, which includes the drilling of 98 new wells, of which 13 are horizontal, and 49 well workovers. As of March 31, 2003 five new wells have been drilled, three of which were horizontal. The Company is currently achieving its production targets for 2003 and, assuming stable natural gas and crude oil prices, believes that the implementation of this year's budget will allow the Company to meet its target exit production rate of approximately 17,700 BOE/day.

     In the first quarter of 2003, the Company completed the acquisition of a Poso Creek area property in Kern County, California for $2.5 million, which was funded from cash flow from operations. Management estimates that this property includes approximately 2.5 million barrels of proved reserves. In April 2003, the Company entered into a Purchase and Sale Agreement for the acquisition of producing properties and leasehold acreage in the Brundage Canyon field in the Uinta Basin in Utah for approximately $49 million, which is expected to close in the third quarter of 2003. Management estimates the proved reserves for Brundage Canyon at 8.6 million BOE (75% light oil and 25% natural gas).

     In 2003, the Company plans to spend approximately $1 million for improvements at its Poso Creek property and may spend up to $15.5 million in Utah to drill up to 26 development, step-out and exploitation wells if that acquisition is closed early enough in 2003. These expenditures will be in addition to the $27.6 million capital budget. The Company anticipates funding the Brundage Canyon property acquisition and related capital projects from cash generated from operations and borrowings from its credit facility. The Company's current target production rates and cost data do not include the effects of these acquisitions.


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





                     BERRY PETROLEUM COMPANY
                  Part I. Financial Information
Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company has significant market risk exposure related to the prices received for the sale of its crude oil. A $1 change in oil price per barrel equates to an approximate $5.8 million change in annual revenues. The Company primarily uses zero-cost bracketed collars based on WTI crude oil prices to protect cash flow from a severe crude oil price decline. At March 31, 2003, the Company has hedged 6,500 barrels per day for the remainder of 2003 whereby the Company could capture an average of $3.88 below a WTI price of $22.31 per barrel and may give up to an average of $4.48 above $25.79 per barrel. The Company has also hedged 5,000 barrels per day in the first quarter of 2004 and 4,000 barrels per day for the second through fourth quarters of 2004. In 2004, the Company could capture up to an average of $3.64 per barrel below approximately $22.39 per barrel and may give up to an
average of $4.24 per barrel above $25.65 per barrel.   In
addition to these collars, the Company entered into a series of crude oil swaps based on WTI pricing on 1,500 barrels per day at prices ranging from $25.68 to $27.17 covering the six month period from May 1, 2003 to October 31, 2003 and 1,000 barrels per day for the six months beginning November 2003 for an average price of $25.00. The Company utilizes more than one counterparty on these hedges and monitors each counterparty's credit rating.

     The Company is also at risk for a widening of the differential between the WTI crude oil price and the posted price of the Company's heavy crude oil. To minimize this risk, the Company has a sales contract in place through 2005 where more than 90% of its crude oil production is priced at the higher of local field posting plus a bonus, or WTI minus a fixed differential.

     The Company also has market risk exposure related to the price received for the sale of its electricity production and the cost paid by the Company for the natural gas used in its cogeneration operations. The Company's three cogeneration facilities, when combined, have electricity production capacity of 98 Mw of electricity. Of this total, the Company sells approximately 92 Mw and the remaining 6 Mw is consumed in the Company's operations. The Company's goal is to control its "spark spread" (the difference between the sales price received for its electricity and the cost to purchase natural gas used as fuel in the cogeneration operations).

     The Company consumes approximately 27,000 MMBtu/day of natural gas as fuel in these facilities. A change of $.25/MMBtu in the cost of natural gas used in the cogeneration facilities equates to a change of approximately $1.1 million in annual operating costs. To protect cash flow from future increases in natural gas prices, thereby helping to reduce steam costs, the Company entered into natural gas swaps on a total volume of 5,000 MMBtu per day at a fixed price of $4.85 per MMBtu for the period June 2003 through June 2006. The Company has a long-term electricity sales contract in place, with a major utility, through July 31, 2006 at a fixed price of $53.70/Mwh plus capacity on approximately 19 Mw of electricity production. A change of $1.50/Mwh in the price received for electricity on the remaining 73 Mw equates to approximately $1 million in annual revenues. During 2002, the majority of the remaining electricity was sold on the open market to a creditworthy customer. To protect a portion of the Company's electrical production from low off-peak power prices, the Company entered into a series of fixed price (swap) agreements on 30 Mw of off-peak hour electricity in

August 2002. At March 31, 2003, the Company has two months remaining on the swap agreements in place through May 31, 2003 at $21.00 per Mwh. In January 2003, the Company entered into three reformed or reinstated Standard Offer contracts with the utilities which resulted in improved electrical pricing in the first quarter of 2003 and should also result in improved electrical pricing for the remainder of 2003. These contracts will expire no later than December 31, 2003. The Company is pursuing longer-term arrangements on the sale of electricity and may enter into hedges on its natural gas purchases to seek to improve the spark spread in 2003 and beyond.

     The Company also consumes up to an additional 10,000 MMBtu/day of additional natural gas as fuel in its conventional generators, which are used to supplement the Company's steam requirements. A change of $.25 in the cost of this natural gas requirement equates to a change of approximately $.9 million in annual operating costs. The Company may enter into hedges on natural gas purchases to help control this cost or shut-in the conventional generators if deemed appropriate.

     Related to its natural gas purchases, the Company is also exposed to the volatility in the differential between gas prices at the Southern California border and Henry Hub delivery points. To help minimize this risk, the Company entered into a 12,000 MMBtu/day firm transportation agreement on the Kern River pipeline expansion for gas deliveries which commenced in May 2003. This agreement provides the Company additional flexibility in securing its natural gas supply and allows the Company to potentially benefit from discounted natural gas prices in the Rockies. This is a 10 year take-or-pay contract and the Company is required to pay approximately $.71/MMBtu if the Company does not take delivery of gas volumes under the agreement. This 10-year take-or-pay commitment totals approximately $31 million over the life of the contract and for 2003 is approximately $2.1 million.


Item 4.  Controls and Procedures

     The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 and have concluded that there are no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.








                   BERRY PETROLEUM COMPANY
                  Part II. Other Information



PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     On April 8, 2003, the Company filed a Form 8-K reporting an
Item 5 - Other Event to furnish the Securities and Exchange
Commission a copy of the Company's press release announcing a dividend increase.

     On April 24, 2003, the Company filed a Form 8-K reporting an
Item 5 - Other Event to furnish the Securities and Exchange Commission a copy of the Company's press release announcing the Company's intent to acquire certain Uinta Basin properties in Utah.

     (a)  See Exhibit Index.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY


/s/ Donald A. Dale
Donald A. Dale
 Controller
 (Principal Accounting Officer)

Date:  May 8, 2003




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

Date: May 8, 2003                      /s/ Jerry V. Hoffman
                                       Jerry V. Hoffman
                                       Chairman, President and
                                       Chief Executive Officer

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

Date: May 8, 2003                 /s/ Ralph J. Goehring
                                      Ralph J. Goehring
                                      Senior Vice President and
                                      Chief Financial Officer

                    EXHIBIT INDEX

Exhibit No.

99.1   Certification of Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification of Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

















