Form 10-Q
period 2003-06-30
BERRY PETROLEUM CO
filed 2003-08-06
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.

              For the quarterly period ended June 30, 2003
                        Commission file number 1-9735


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

The number of shares of each of the registrant's classes of capital stock outstanding as of June 30, 2003, was 20,872,964 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                      BERRY PETROLEUM COMPANY
                           June 30, 2003
                               INDEX


                                                           Page No.
               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets at June 30, 2003 and
 December 31, 2002                                             3

Condensed Income Statements for the Three Month Periods
Ended June 30, 2003 and 2002                                   4

Condensed Income Statements for the Six Month Periods
 Ended June 30, 2003 and 2002                                  5

Condensed Statements of Comprehensive Income for the
 Six Month Periods Ended June 30, 2003 and 2002                5

Condensed Statements of Cash Flows for the
 Six Month Periods Ended June 30, 2003 and 2002                6

Notes to Condensed Financial Statements                        7

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations             10

Item 3.  Quantitative and Qualitative Disclosures
  About Market Risk                                           15

                PART II.  OTHER INFORMATION

Item 4.  Controls and Procedures                              16

Item 5.  Submission of Matters to a Vote of Security          17
Holders

EXHIBIT INDEX

Item 6.  Exhibits and Reports on Form 8-K                     17

SIGNATURES                                                    18

EX-31.1 Rule 13a-14(a) Certification of CEO                   19

EX-31.2 Rule 13a-14(a) Certification of CFO                   20

EX-32.1 Section 1350 Certification of CEO                     21

EX-32.2 Section 1350 Certification of CFO                     22

                       BERRY PETROLEUM COMPANY
                    Part I. Financial Information
                    Item 1. Financial Statements
                      Condensed Balance Sheets
              (In Thousands, Except Share Information)

                                                June 30,  December
                                                  2003    31, 2002
                                             (Unaudited)

                ASSETS
 Current Assets:
  Cash and cash equivalents                   $   6,928   $   9,866
  Short-term investments available for sale         661         660
  Accounts receivable                            18,408      15,582
  Prepaid expenses and other                      3,922       2,597
                                               --------    --------
   Total current assets                          29,919      28,705

 Oil and gas properties (successful efforts
  basis), buildings and equipment, net          237,137     228,475
 Other assets                                       955         893
                                               --------    --------
                                              $ 268,011   $ 258,073
                                               ========    ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                            $  20,034   $  19,189
  Accrued liabilities                             3,140       6,470
  Federal and state income taxes payable          3,447       2,612
  Fair value of derivatives                       4,561       4,123
                                               --------    --------
   Total current liabilities                     31,182      32,394

 Long-term liabilities:
  Deferred income taxes                          34,317      33,866
  Long-term debt                                 15,000      15,000
  Abandonment obligation                          5,113       4,596
  Fair value of derivatives                         522         159
                                               --------    --------
   Total long-term liabilities                   54,952      53,621

 Shareholders' equity:
  Preferred stock, $.01 par value;
 2,000,000                                            -           -
   shares authorized; no shares outstanding
  Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
    authorized; 20,872,964 shares issued
 and
    outstanding at June 30, 2003                    209         209
 (20,852,695
    at December 31, 2002)
   Class B Stock, 1,500,000 shares
 authorized;
    898,892 shares issued and outstanding             9           9
    (liquidation preference of $899)
  Capital in excess of par value                 49,105      49,052
  Accumulated other comprehensive loss           (3,050)     (2,569)
  Retained earnings                             135,604     125,357
                                               --------    --------
   Total shareholders' equity                   181,877     172,058
                                               --------    --------
                                              $ 268,011   $ 258,073
                                               ========    ========
 The accompanying notes are an integral part of these financial statements.

                        BERRY PETROLEUM COMPANY
                     Part I.  Financial Information
                     Item 1.  Financial Statements
                      Condensed Income Statements
            Three Month Periods Ended June 30, 2003 and 2002
              (In Thousands, Except Per Share Information)
                              (Unaudited)
                                               2003            2002
Revenues:
 Sales of oil and gas                       $  29,466        $  25,568
 Sales of electricity                          10,386            6,477
 Interest and other income, net                   228            1,167
                                             --------         --------
                                               40,080           33,212
                                             --------         --------
Expenses:
 Operating costs - oil and gas production      15,626           10,893
 Operating costs - electricity generation      10,386            6,477
 Depreciation, depletion and amortization       4,729            4,278
 General and administrative                     2,404            2,032
 Interest                                         268              261
                                             --------         --------
                                               33,413           23,941
                                             --------         --------
Income before income taxes                      6,667            9,271
Provision for income taxes                        157            2,444
                                             --------         --------
Net income                                  $   6,510        $   6,827
                                             ========         ========
Basic net income per share                  $     .30        $     .31
                                             ========         ========
Diluted net income per share                $     .30        $     .31
                                             ========         ========
Cash dividends per share                    $     .15        $     .10
                                             ========         ========
Weighted average number of shares
 of capital stock outstanding (used to
 calculate basic net income per share)         21,764           21,735

Effect of dilutive securities:
 Stock options                                    145              198
 Other                                             45               41
                                             --------         --------
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                  21,954           21,974
                                             ========         ========







 The accompanying notes are an integral part of these financial statements.

                       BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                    Item 1.  Financial Statements
                     Condensed Income Statements
           Six Month Periods Ended June 30, 2003 and 2002
            (In Thousands, Except Per Share Information)
                             (Unaudited)
                                                  2003         2002
 Revenues:
  Sales of oil and gas                        $   63,820   $   45,246
  Sales of electricity                            23,265       13,791
  Interest and other income, net                     248        1,545
                                                --------     --------
                                                  87,333       60,582
 Expenses:                                      --------     --------
  Operating costs - oil and gas production        28,810       18,979
  Operating costs - electricity generation        23,265       13,460
  Depreciation, depletion and amortization         9,183        8,270
  General and administrative                       4,661        3,894
  Recovery of electricity receivables                  -       (3,631)
  Dry hole and abandonment                         2,487            -
  Interest                                           477          684
                                                --------     --------
                                                  68,883       41,656
                                                --------     --------
 Income before income taxes                       18,450       18,926
 Provision for income taxes                        2,763        3,479
                                                --------     --------
 Net income                                   $   15,687   $   15,447
                                                ========     ========
 Basic net income per share                   $      .72   $      .71
                                                ========     ========
 Diluted net income per share                 $      .72   $      .70
                                                ========     ========
 Cash dividends per share                     $      .25   $      .20
                                                ========     ========

 Weighted average number of shares
  of capital stock outstanding (used to
  calculate basic net income per share)           21,761       21,734
  Effect of dilutive securities:
  Stock options                                      130          140
  Other                                               43           41
                                                --------     --------
 Weighted average number of shares of
  capital stock used to calculate
  diluted net income per share                    21,934       21,915
                                                ========     ========

            Condensed Statements of Comprehensive Income
           Six Month Periods Ended June 30, 2003 and 2002
                           (in Thousands)
                             (Unaudited)
                                                  2003         2002

 Net income                                   $   15,687   $   15,447
 Unrealized losses on derivatives, (net of
  income taxes of $320 and $1,084,
  respectively)
                                                    (481)      (1,626)
                                                --------     --------
 Comprehensive income                         $   15,206   $   13,821
                                                ========     ========

The accompanying notes are an integral part of these financial statements.

                       BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                    Item 1.  Financial Statements
                 Condensed Statements of Cash Flows
           Six Month Periods Ended June 30, 2003 and 2002
                           (In Thousands)
                             (Unaudited)
                                                  2003         2002

 Cash flows from operating activities:
  Net income                                  $  15,687    $  15,447
  Depreciation, depletion and amortization        9,183        8,270
  Dry hole and abandonment                        2,432         (224)
  Deferred income tax liability                     451        1,140
  Other, net                                        277          161
                                               --------     --------
    Net working capital provided by
 operating activities                            28,030       24,794
  Decrease (increase) in accounts
 receivable, prepaid expenses and other          (3,975)       4,000
  Decrease in current liabilities                (1,650)      (3,422)
                                               --------     --------
    Net cash provided by operating activities    22,405       25,372

 Cash flows from investing activities:
  Capital expenditures                          (12,636)     (11,738)
  Property acquisitions                          (7,447)           -
  Other, net                                        181          (44)
                                               --------     --------
    Net cash used in investing activities       (19,902)     (11,782)

 Cash flows from financing activities:
  Payment of long-term debt                           -      (10,000)
  Dividends paid                                 (5,441)      (4,347)
  Other, net                                          -         (172)
                                               --------     --------
    Net cash used in financing activities        (5,441)     (14,519)
                                               --------     --------
  Decrease in cash and cash equivalents          (2,938)        (929)

  Cash and cash equivalents at beginning of
   year                                           9,866        7,238
                                               --------     --------
  Cash and cash equivalents at end of period  $   6,928    $   6,309
                                               ========     ========

 Supplemental non-cash activity:
  Decrease in fair value of derivatives:
   Current (net of income taxes of $175 and
    $1,084 in 2003 and 2002, respectively)    $     263    $   1,626
   Non-current (net of income taxes of $145
 and $0 in 2003 and 2002, respectively)             218            -

 Net decrease to accumulated other             --------     --------
  comprehensive income                        $     481    $   1,626
                                               ========     ========
The accompanying notes are an integral part of these financial statements.

                       BERRY PETROLEUM COMPANY
                    Part I.  Financial Information
                    Item 1.  Financial Statements
               Notes to Condensed Financial Statements
                            June 30, 2003
                             (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 2003 and December 31, 2002 and results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2002 financial statements. The December 31, 2002 Form 10-K and the March 31, 2003 Form 10-Q should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3. The Company has leased approximately 208,000 acres in Wabaunsee, Jackson and Osage counties in Kansas and 55,000 acres in Illinois for the purpose of exploring for economic concentrations of coalbed methane for a total lease cost of approximately $6.0 million. The Company drilled a five-well pilot on the Illinois acreage in the fourth quarter of 2002 which, as anticipated, continues to dewater. The results of this pilot are not yet conclusive and are not expected to be known until the latter half of 2003. An additional five-well pilot was drilled in the Wabaunsee County portion of the Kansas acreage late in the fourth quarter of 2002. On this pilot, initial water production was less than expected with no resulting gas pressure buildup and the gas content of the coals was significantly lower than anticipated. Consequently, in the first quarter of 2003, the Company wrote off the cost to drill the five-well pilot and the associated leased acreage for a total charge of $2.5 million. The Company is still evaluating the location and method of drilling test wells in Osage County which the Company anticipates drilling towards the end of 2003. The Company entered into a definitive agreement in July 2003 to sell its approximately 43,000 acreage position in Jackson County, for an undisclosed amount which covers the Company's cost in this acreage, while retaining an overriding royalty interest in the property. The transaction is subject to certain conditions and, if all conditions are satisfied, the Company anticipates the sale to close in the third quarter of 2003.

4.  As allowed in Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plan.

                       BERRY PETROLEUM COMPANY
                    Part I.  Financial Information
                    Item 1.  Financial Statements
               Notes to Condensed Financial Statements



4. (cont'd) Under SFAS No. 123, as amended, compensation cost would be recognized for the fair value of the employee's option rights. Had compensation cost for the Company's stock based compensation plan been based upon the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, as amended, using the Black Scholes Method, the Company's compensation cost, net of related tax effects, net income and earnings per share would have been recorded as the proforma amounts indicated below for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):

                                      Three Months     Six Months
                                      Ended June 30   Ended June 30
                                       2003    2002    2003    2002
Compensation cost, net of income
 taxes
   As reported                       $   35  $   21  $   55  $   26
   Pro forma                            164     201     315     362

Net income:
   As reported                        6,510   6,827  15,687  15,447
   Pro forma                          6,381   6,647  15,427  15,111

Basic net income per share:
   As reported                          .30     .31     .72     .71
   Pro forma                            .29     .31     .71     .70

Diluted net income per share:
   As reported                          .30     .31     .72     .70
   Pro forma                            .29     .30     .71     .69


5. In April 2003, the Company entered into a purchase and sale agreement with Williams Production RMT Company to acquire its oil and gas properties located in Brundage Canyon, Utah in the Uinta Basin for approximately $48.6 million. The properties, located in northeastern Utah, consist of approximately 43,500 net acres, and are currently producing approximately 2,000 net BOE/day of light crude oil and natural gas and the Company estimates the proved reserves at 8.6 million BOE (75% light oil and 25% natural gas) as of April 1, 2003. The Company paid a deposit of $4.9 million in May (recorded in oil and gas properties) from cash generated from operations and anticipates funding the remainder from borrowings on its credit facility. The closing is expected to occur in the third quarter of 2003, although, the completion of the transaction is subject to certain conditions and there is no assurance that all conditions will be satisfied.

                         BERRY PETROLEUM COMPANY
                     Part I.  Financial Information
                     Item 1.  Financial Statements
                Notes to Condensed Financial Statements


6. The Company successfully completed a new $200 million unsecured three year bank credit facility in July. Participants included several large banks based in the United States as well as international banking institutions. The facility replaces the previous $150 million facility which was due to mature in January 2004. The new facility recognizes the Company's strong financial position and should provide significant low-cost capital for the Company to grow, primarily through acquisitions. Initial borrowings were $15 million which represented an amount equal to the borrowings outstanding under the previous credit facility.

7. In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and is also effective for hedging relationships designated after June 30, 2003.
Implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                           Results of Operations

     The Company earned net income of $6.5 million, or $.30 per share, on revenues of $40.1 million in the second quarter of 2003, down 4% from net income of $6.8 million, or $.31 per share, on revenues of $33.2 million in the second quarter of 2002, and down 29% from net income of $9.2 million, or $.42 per share, on revenues of $47.3 million in the first quarter of 2003. Net income for the six months ended June 30, 2003 was $15.7 million, or $.72 per share, on revenues of $87.3 million, up 2% from $15.4 million, or $.71 per share, on revenues of $60.6 million for the six months ended June 30, 2002. Results in the first quarter of 2003 include a pre-tax write off of $2.5 million, representing the cost of a pilot project and associated leasehold acquisition costs in Kansas. The results in the first six months of 2002 include a pre-tax gain from the recovery of a $3.6 million receivable for electricity sales which was written off in 2001.

                                Three Months Ended       Six Months Ended
                                June   March    June       June    June
                                 30,     31,      30,        30,     30,
                                2003    2003     2002       2003    2002
Oil and gas:
 Net Production - BOE per day  15,397  15,736    14,060   15,566   13,930
day
 Per BOE:
 Realized sales price(1)       $21.07  $24.23    $19.99   $22.66   $17.96
  Operating costs (2)           10.63    8.78      7.96     9.71     6.98
  Production taxes                .52     .53       .55      .52      .55
                                -----   -----     -----    -----    -----
   Total operating costs        11.15    9.31      8.51    10.23     7.53
 Depreciation/Depletion (DD&A)   3.38    3.15      3.34     3.26     3.28
 General & administrative
  expenses (G&A)                 1.72    1.59      1.59     1.65     1.54
 Interest expense                 .19     .15       .20      .17      .27
Electricity:
 Production - Mwh per day       2,036   2,137     1,935    2,086    1,992
 Sales - Mwh per day            1,847   1,951     1,748    1,899    1,819
 Average sales price - $/Mwh    62.59   73.39     39.46    68.11    36.79
 Fuel gas cost - $/Mmbtu         5.04    5.40      2.97     5.21     2.73

(1) Includes realized hedge losses of $1.42, $2.62 and $.51 for the three months ended June 30, 2003, March 31, 2003 and June 30, 2002, respectively, and losses of $2.02 and $.26 for the six months ended June 30, 2003 and 2002, respectively.

(2) Includes monthly expenses in excess of monthly revenues from cogeneration operations of $2.79, $1.72 and $1.73 for the second quarter of 2003, the first quarter of 2003 and the second quarter of 2002, respectively. For the first six months of 2003 and 2002, respectively, these expenses represent $2.25 and $1.03.


     Operating income from oil and gas operations for the second quarter of 2003 was $9.2 million, down from $14.3 million and $10.5 million in the first quarter of 2003 and the second quarter of 2002, respectively. Operating income from oil and gas operations for the first six months of 2003 was $23.5 million, up from $18.2 million for the first six months of 2002.

     Oil and gas production (BOE/day) was 15,397 in the second quarter of 2003, up 10% from 14,060 in the second quarter of 2002, but down 2% from 15,736 in the first quarter of 2003. A significant portion of the Company's 2003 drilling program was completed during the second quarter. As of July 15, 2003, the Company has drilled and completed 46 (including 13 horizontal wells) of the 99 new wells originally budgeted to be drilled in 2003. Because of the close proximity between wells, a number of existing wells had to be shut-in temporarily while certain of the new wells were drilled in the second quarter which contributed to the decline in production from the first quarter. However, the majority of these wells are now back on production. The Company is making a concerted effort to increase production during 2003. During the second quarter, the Company increased its steam injection volumes to an average of over 64,000 B/D and plans to average between 68,000 and 70,000 B/D for the remainder of the year, assuming stable crude oil and natural gas prices. Crude oil production has averaged 15,600 BOE/day for the first half of 2003 and is averaging approximately 16,000 BOE/day as of July 31, 2003. With the 2003 development program and the increased steaming activity, the Company anticipates production to average approximately 16,000 BOE/day from its existing properties for all of 2003 which would represent a 14% increase over 2002 production. In addition, we still expect to close our Brundage Canyon acquisition in the third quarter of 2003. If that closing should occur, the Company's production would increase by Brundage Canyon's current production of approximately 2,000 BOE/day.

     The average price received for the Company's heavy crude oil in the second quarter of 2003 was $21.07 per barrel, up 5% from $19.99 received in the second quarter of 2002, but down 13% from $24.23 received in the first quarter of 2003. This price decline resulted in a $4.4 million reduction in revenues from sales of oil and gas in the second quarter of 2003 compared to the first quarter of 2003. The posted price for the Company's crude oil has rebounded to $26.50 per barrel as of August 4, 2003 which is 15% higher than the average posted price of $23.07 for the second quarter of 2003.

     The Company primarily is at risk to sharp reductions in operating income as a result of declines in crude oil and electricity prices and increases in natural gas prices. To mitigate these risks, the Company periodically enters into various types of commodity hedges. See "Item 3. Quantitative and Qualitative Disclosure About Market Risk" for detail of market risk and existing hedges for the Company at June 30, 2003.

     In January 2003, Standard Offer contract terms were reinstated on the power produced from one of two turbines at the Company's cogeneration facility located in the Placerita oilfield in Los Angeles County and on both the 38 megawatt and 18 megawatt facilities located on the Company's Midway-Sunset properties in Kern County, California. Under the terms of these agreements, the Company received an average of $58.89 per Mwh in the second quarter of 2003 and $65.13 for the first six months of 2003. The primary benefit of these contracts is that the Company's electricity revenues are based on the cost of natural gas. Therefore, these contracts help to mitigate the Company's exposure to higher operating costs based on higher natural gas costs. The Company consumes approximately 37,000 MMBtu of natural gas per day for use in generating steam and of this total, approximately 72% is consumed in the Company's cogeneration operations.

     Operating costs from oil and gas operations in the second quarter were $15.6 million, or $11.15 per BOE, up from $13.2 million, or $9.31 per BOE, in the first quarter of 2003 and $10.9 million, or $8.51 per BOE, in the second quarter of 2002. The two major components of operating costs are costs associated with steam generation and non-steam related costs.

     Non-steam operating costs, the component which is the more controllable factor, has been effectively managed by the Company. Total non-steam operating costs for the second quarter of 2003 were $6.5 million, or $4.66 per BOE, compared to $6.0 million, or $4.69 per BOE, in the second quarter of 2002 and $6.2 million, or $4.37 per BOE, in the first quarter of 2003.

     Steam costs, however, increased substantially in the second quarter of 2003 due to high natural gas prices, lower electricity revenue, scheduled turnarounds at the Company's cogeneration facilities and higher steam injection volumes from the Company's higher cost conventional sources. The price per MMBtu the Company paid for natural gas was $5.04 in the second quarter of 2003, compared to $5.40 in the first quarter of 2003 but up 70% from $2.97 in the second quarter of 2002. The Company's electricity revenue is based on the price of natural gas at the Northern California border (Malin), however, the majority of the Company's gas purchases is based on the price of gas at the Southern California border (SoCal). In the first quarter of 2003, the price of Malin gas was an average of $.15 per MMBtu higher than the price at SoCal resulting in high electricity prices relative to the Company's cost of fuel. In the second quarter of 2003, the cost of gas at Malin was an average of $.30 per MMBtu lower than the cost of gas at SoCal resulting in relatively low electricity prices and lower electricity revenues. Lower natural gas prices in the second quarter and, to a lesser extent, this $.45 per MMBtu swing were the principal reasons why electricity revenues declined $2.5 million, or 19%, in the second quarter of 2003 compared to the first quarter of 2003. Also contributing to higher steam costs in the second quarter were increased steam volumes from conventional generators. Injection from these sources averaged 26,973 B/D, up 15% and 26% from 23,539 B/D in the second quarter of 2002 and 21,363 B/D in the first quarter of 2003, respectively.

     To protect the Company's cash flow from future increases in natural gas prices on the fixed electricity price contract on Unit 1 of the Company's Placerita cogeneration facility, the Company entered into natural gas swaps on a total volume of 5,000 MMBtu per day at a fixed price of $4.85 per MMBtu for the period June 2003 through June 2006, thereby helping to control steam costs. The Company also entered into a 1,000 MMBtu per day swap at a fixed price of $4.55 for November 2003 through March 2004.

     DD&A for the second quarter of 2003 was $4.7 million, or $3.38/BOE, up from $4.3 million, or $3.34/BOE, in the second quarter of 2002 and $4.5 million, or $3.15/BOE, in the first quarter of 2003, respectively. The Company anticipates that, assuming stable crude oil and natural gas prices, the rate per BOE will trend lower during the latter half of the year.

     G&A for the second quarter of 2003 was $2.4 million, or $1.72/BOE, up 20% from $2.0 million, or $1.59/BOE, in the second quarter of 2002 and up 4% from $2.3 million, or $1.59/BOE, in the first quarter of 2003. The increases in the 2003 periods compared to the second quarter of 2002 were primarily related to the Company's efforts to expand into a new core area outside of California. To that end, the Company opened a Denver office in February 2003 and incurred higher property evaluation costs in the 2003 periods compared to the 2002 period. On a per BOE basis, the Company anticipates G&A to trend lower in the latter half of 2003 as production levels are expected to increase through the remainder of the year.

     The Company has leased approximately 208,000 acres in Wabaunsee, Jackson and Osage counties, Kansas and 55,000 acres in Illinois for the purpose of exploring for economic concentrations of coalbed methane for a total lease cost of approximately $6.0 million. The Company drilled a five-well pilot on the Illinois acreage in the fourth quarter of 2002 which, as anticipated, continues to dewater. The results of this pilot are not yet conclusive and are not expected to be known until the latter half of 2003. An additional five-well pilot was drilled in the Wabaunsee County portion of the Kansas acreage late in the fourth quarter of 2002. On this pilot, initial water production was less than expected with no resulting gas pressure buildup and the gas content of the coals was significantly lower than anticipated. Consequently, in the first quarter of 2003 the Company wrote off the cost to drill the five-well pilot and the associated leased acreage for a total charge of $2.5 million . The Company is still evaluating the location and method of drilling test wells in Osage County which the Company anticipates drilling towards the end of 2003. The Company entered into a definitive agreement in July 2003 to sell approximately 43,000 acres in Jackson County, for an undisclosed amount which covers the Company's cost in this acreage, while retaining an overriding royalty interest in the property. The transaction is subject to certain conditions and, if all conditions are satisfied, the Company anticipates the sale to close in the third quarter of 2003.

     The Company's effective tax rate was 2% in the second quarter of 2003, down from 22% in the first quarter of 2003 and down from 26% in the second quarter of 2002. The primary reasons for the significantly lower income taxes in the second quarter of 2003 versus the first quarter was significantly lower pre-tax income (due to lower crude oil prices, higher operating costs and lower production volumes) and anticipated higher EOR credits due to higher natural gas prices which increased steam cost per BOE used in the EOR calculation.

                 Liquidity and Capital Resources

     Working capital at June 30, 2003 was ($1.3) million, up from ($3.7) million at December 31, 2002. Net cash provided by operations was $22.4 million for the first six months of 2003, down from $25.4 million for the first six months of 2002. Cash was used in the first half of 2003 to pay dividends of $5.4 million, capital expenditures of $12.6 million, property acquisitions of $7.4 million and to pay an annual revenue sharing royalty on 2002 production of $5.5 million.

     In April 2003, the Company entered into a purchase and sale agreement with Williams Production RMT Company to acquire its oil and gas properties located in Brundage Canyon, Utah in the Uinta Basin for $48.6 million. The properties, located in northeastern Utah, consist of approximately 43,500 net acres, and are currently producing approximately 2,000 BOE/day of light crude oil and natural gas and the Company estimates the proved reserves at 8.6 million BOE (75% light oil and 25% natural gas) as of April 1, 2003. The Company paid a deposit of $4.9 million (recorded in oil and gas properties) in May from cash generated from operations and anticipates funding the remainder from borrowings on its credit facility. The closing is expected to occur in the third quarter of 2003 although the completion of the transaction is subject to certain conditions and there is no assurance that all conditions will be satisfied.

     During the second quarter of 2003, the Company aggressively pursued the implementation of its 2003 capital development budget. As of July 15, 2003, 46 wells, including all 13 of the planned horizontal wells, have been drilled. For the remainder of 2003, the Company plans to drill an additional 53 wells on its existing properties and up to an additional 26 development wells at Brundage Canyon in Utah, assuming the purchase closes in the third quarter. The number of wells that may actually be drilled at Brundage Canyon will depend on whether or not and when the actual closing occurs. This planned activity would bring the total estimated development (drilling and facility) spending for 2003 to approximately $44 million.

     The Company successfully completed a new $200 million unsecured three year bank credit facility in July 2003. Participants included several large banks based in the United States as well as international banking institutions. The facility replaces the previous $150 million facility which was due to mature in January 2004. The new facility recognizes the Company's strong financial position and should provide significant low-cost capital for the Company to grow, primarily through acquisitions. Initial borrowings were $15 million which represented an amount equal to the borrowings outstanding under the previous credit facility.

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

                     BERRY PETROLEUM COMPANY
                  Part I. Financial Information
Item 3. Quantitative and Qualitative Disclosures About Market
                              Risk

     The Company has significant market risk exposure related to the prices received for the sale of its crude oil. A $1 change in oil price per barrel equates to an approximate $5.8 million change in annual revenues. The Company primarily uses zero-cost bracketed collars based on WTI crude oil prices to protect cash flow from a severe crude oil price decline. At June 30, 2003, the Company has hedged 6,500 barrels per day for the remainder of 2003 whereby the Company could capture an average of $3.88 below a WTI price of $22.31 per barrel and may give up to an average of $4.48 above $25.79 per barrel. The Company has also hedged 5,000 barrels per day in the first quarter of 2004 and 4,000 barrels per day for the second through fourth quarters of 2004. In 2004, the Company could capture up to an average of $3.64 per barrel below approximately $22.39 per barrel and may give up to an
average of $4.24 per barrel above $25.65 per barrel.   In
addition to these collars, the Company entered into a series of crude oil swaps based on WTI pricing on 1,500 barrels per day at prices ranging from $25.68 to $27.17 covering the six month period from May 1, 2003 to October 31, 2003 and 1,000 barrels per day for the six months beginning November 2003 for an average price of $25.00. The Company utilizes more than one counterparty on these hedges and monitors each counterparty's credit rating.

     The Company is also at risk for a widening of the differential between the WTI crude oil price and the posted price of the Company's heavy crude oil. To mitigate this risk, the Company has a sales contract in place through 2005 where more than 90% of its crude oil production from its California properties is priced at the higher of local field posting plus a bonus, or WTI minus a fixed differential.

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

     The Company consumes approximately 27,000 MMBtu/day of natural gas as fuel in these facilities. A change of $.25/MMBtu in the cost of natural gas used in the cogeneration facilities equates to a change of approximately $1.1 million in annual operating costs. To protect cash flow from future increases in natural gas prices, thereby helping to reduce steam costs, the Company entered into natural gas swaps on a total volume of 5,000 MMBtu per day at a fixed price of $4.85 per MMBtu for the period June 2003 through June 2006 and an additional gas swap on 1,000 MMBtu per day at a fixed price of $4.55 per MMBtu for the period November 2003 through March 2004. The Company has a long-term electricity sales contract in place, with a major utility, through July 31, 2006 at a fixed price of $53.70/Mwh plus capacity on approximately 19 Mw of electricity production. A change of $1.50/Mwh in the price received for electricity on the remaining 73 Mw equates to approximately $1 million in annual revenues. During 2002, the majority of the remaining electricity was sold on the open market to a creditworthy customer. In January 2003, the Company entered into three reformed or reinstated Standard Offer contracts with the utilities which resulted in improved electrical pricing in the first half of 2003 and should also result in improved electrical pricing for the remainder of 2003. These contracts will expire no later than December 31, 2003. The Company is pursuing longer-term arrangements on the sale of electricity and may enter into additional hedges on its natural gas purchases to seek to improve the spark spread in 2003 and beyond.

     The Company also consumes up to an additional 10,000 MMBtu/day of additional natural gas as fuel in its conventional generators, which are used to supplement the Company's steam requirements. A change of $.25 in the cost of this natural gas requirement equates to a change of approximately $.9 million in annual operating costs. The Company may enter into hedges on natural gas purchases to help control this cost.

     Related to its natural gas purchases, the Company is also exposed to the volatility in the differential between gas prices at the Southern California border and Henry Hub delivery points. To help minimize this risk, the Company entered into a 12,000 MMBtu/day firm transportation agreement on the Kern River pipeline expansion for gas deliveries which commenced in May 2003. This agreement provides the Company additional flexibility in securing its natural gas supply and allows the Company to potentially benefit from discounted natural gas prices in the Rockies. This is a 10 year use-or-pay contract at approximately $.71/MMBtu and the Company is currently transporting volumes under the terms of the agreement. This 10-year use-or-pay commitment totals approximately $31 million over the life of the contract and for 2003 is approximately $2.1 million.



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

                           BERRY PETROLEUM COMPANY
                         Part II.   Other Information


Item 5.     Submission of Matters to a Vote of Security Holders

     At the annual meeting, which was held at the Stockdale Towers on May 19, 2003, ten incumbent directors were re-elected. The results of voting as reported by the inspector of elections are noted below:

1. There were 21,758,962 shares of the Company's common stock issued, outstanding and entitled to vote as of the record date, March 12, 2003.

2. There were present at the meeting, in person or by proxy, the holders of 19,177,252 shares, representing 88.13% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.


PROPOSAL ONE:  Election of Directors
                                              PERCENT OF
           NOMINEE                              QUORUM      WITHHOLD
                                 FOR VOTES    VOTES CAST    AUTHORITY
William F. Berry                18,952,361      98.83%      224,891
Ralph B. Busch, III             19,007,167      99.11%      170,085
William E. Bush, Jr.            19,006,312      99.11%      170,940
Stephen L. Cropper              19,006,945      99.11%      170,307
J. Herbert Gaul, Jr.            19,006,945      99.11%      170,307
John A. Hagg                    19,006,725      99.11%      170,527
Robert F. Heinemann             16,574,232      86.43%    2,603,020
Jerry V. Hoffman                17,716,453      92.38%    1,460,799
Thomas J. Jamieson              18,988,648      99.02%      188,604
Martin H. Young, Jr.            19,006,945      99.11%      170,307

       Percentages are based on the shares represented and voting at the meeting in person or by proxy.






Item 6.  Exhibits and Reports on Form 8-K

     Exhibit No.               Description
      31.1  Rule 13a-14(a) Certification of Chief Executive Officer
      31.2  Rule 13a-14(a) Certification of Chief Financial Officer
      32.1  Rule 1350 Certification of Chief Executive Officer
      32.2  Rule 1350 Certification of Chief Financial Officer

                          BERRY PETROLEUM COMPANY
                         Part II. Other Information


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K (cont'd)

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

     On May 8, 2003, the Company filed a Form 8-K reporting an Item 5 - Other Event to furnish the Securities and Exchange
Commission a copy of the Company's press release announcing the first quarter results for 2003.

     On July 15, 2003, the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the
Securities and Exchange Commission a copy of the Company's press release announcing the completion of a new $200 million unsecured credit facility.

     On July 22, 2003, the Company filed a Form 8-K reporting an
Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's press release announcing entering into a definitive agreement to sell its interest in 43,000 acres of non-producing coal bed methane acreage in eastern Kansas.



                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY



/s/ Donald A. Dale
Donald A. Dale
 Controller
 (Principal Accounting Officer)

Date:  August 6, 2003