Form 10-Q
period 2003-09-30
BERRY PETROLEUM CO
filed 2003-11-07
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 2003
                     Commission file number 1-9735


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

The number of shares of each of the registrant's classes of capital stock outstanding as of September 30, 2003, was 20,885,522 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.


                      BERRY PETROLEUM COMPANY
                         September 30, 2003
                               INDEX


                                                            Page No.
               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets at September 30, 2003 and
 December 31, 2002                                             3

Condensed Income Statements for the Three Month Periods
 Ended September 30, 2003 and 2002                             4

Condensed Income Statements for the Nine Month Periods
 Ended September 30, 2003 and 2002                             5

Condensed Statements of Comprehensive Income for the
 Nine Month Periods Ended September 30, 2003 and 2002          5

Condensed Statements of Cash Flows for the
 Nine Month Periods Ended September 30, 2003 and 2002          6

Notes to Condensed Financial Statements                        7

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations             10

Item 3.  Quantitative and Qualitative Disclosures
 About Market Risk                                            14

                PART II.  OTHER INFORMATION

Item 4.  Controls and Procedures                              15

EXHIBIT INDEX

Item 6.  Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                    16

EX-31.1 Certification of CEO pursuant to Section 302          17

EX-31.2 Certification of CFO pursuant to Section 302          18

EX-32.1 Certification of CEO pursuant to Section 906          19

EX-32.2 Certification of CFO pursuant to Section 906          20


                       BERRY PETROLEUM COMPANY
                    Part I. Financial Information
                    Item 1. Financial Statements
                      Condensed Balance Sheets
              (In Thousands, Except Share Information)

                                                Sept 30,   December
                                                  2003     31, 2002
                                             (Unaudited)
                ASSETS
 Current Assets:
  Cash and cash equivalents                   $  10,568   $   9,866
  Short-term investments available for sale         661         660
  Accounts receivable                            19,951      15,582
  Prepaid expenses and other                      4,994       2,597
                                               --------    --------
   Total current assets                          36,174      28,705


 Oil and gas properties (successful efforts
  basis), buildings and equipment, net          283,038     228,475
 Other assets                                     2,228         893
                                               --------    --------
                                              $ 321,440   $ 258,073
                                               ========    ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                            $  23,061   $  19,189
  Accrued liabilities                             4,155       6,470
  Federal and state income taxes payable          2,785       2,612
  Fair value of derivatives                       4,014       4,123
                                               --------    --------
   Total current liabilities                     34,015      32,394

 Long-term liabilities:
  Deferred income taxes                          37,367      33,866
  Long-term debt                                 55,000      15,000
  Abandonment obligations                         6,356       4,596
  Fair value of derivatives                       1,285         159
                                               --------    --------
   Total long-term liabilities                  100,008      53,621

 Shareholders' equity:
  Preferred stock, $.01 par value;
 2,000,000                                            -           -
   shares authorized; no shares outstanding
  Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
    authorized; 20,885,522 shares issued
 and
    outstanding at September 30, 2003               209         209
    (20,852,695 at December 31, 2002)
   Class B Stock, 1,500,000 shares
 authorized;
    898,892 shares issued and outstanding             9           9
    (liquidation preference of $899)
  Capital in excess of par value                 49,135      49,052
  Accumulated other comprehensive loss           (3,179)     (2,569)
  Retained earnings                             141,243     125,357
                                               --------    --------
  Total shareholders' equity                    187,417     172,058
                                               --------    --------
                                              $ 321,440   $ 258,073
                                               ========    ========

The accompanying notes are an integral part of these financial statements.

                        BERRY PETROLEUM COMPANY
                     Part I.  Financial Information
                     Item 1.  Financial Statements
                      Condensed Income Statements
         Three Month Periods Ended September 30, 2003 and 2002
              (In Thousands, Except Per Share Information)
                              (Unaudited)
                                                2003             2002
Revenues:
 Sales of oil and gas                       $  33,466        $  28,044
 Sales of electricity                          11,120            7,172
 Interest and other income, net                   350               71
                                             --------         --------
                                               44,936           35,287
Expenses:                                    --------         --------
 Operating costs - oil and gas production      16,533           11,402
 Operating costs - electricity generation      11,120            7,172
 Depreciation, depletion and amortization       5,167            4,126
 General and administrative                     2,002            2,277
 Interest                                         368              179
                                             --------         --------
                                               35,190           25,156
                                             --------         --------
Income before income taxes                      9,746           10,131
Provision for income taxes                      1,711            2,544
                                             --------         --------
Net income                                  $   8,035        $   7,587
                                             ========         ========
Basic net income per share                  $     .37        $     .35
                                             ========         ========
Diluted net income per share                $     .36        $     .35
                                             ========         ========
Cash dividends per share                    $     .11        $     .10
                                             ========         ========
Weighted average number of shares
 of capital stock outstanding (used to
 calculate basic net income per share)         21,776           21,746

Effect of dilutive securities:
 Stock options                                    242              166
 Other                                             47               33
                                             --------         --------
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                  22,065           21,945
                                             ========         ========









The accompanying notes are an integral part of these financial statements.

                      BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                   Item 1.  Financial Statements
                    Condensed Income Statements
        Nine Month Periods Ended September 30, 2003 and 2002
            (In Thousands, Except Per Share Information)
                            (Unaudited)
                                                2003             2002
Revenues:
 Sales of oil and gas                       $  97,286        $  73,289
 Sales of electricity                          34,385           20,963
 Interest and other income, net                   597            1,616
                                             --------         --------
                                              132,268           95,868
Expenses:                                    --------         --------
 Operating costs - oil and gas production      45,343           30,381
 Operating costs - electricity generation      34,385           20,631
 Depreciation, depletion and amortization      14,350           12,396
 General and administrative                     6,663            6,171
 Recovery of electricity receivables                -           (3,631)
 Dry hole and abandonment                       2,487                -
 Interest                                         845              863
                                             --------         --------
                                              104,073           66,811
                                             --------         --------
Income before income taxes                     28,195           29,057
Provision for income taxes                      4,473            6,023
                                             --------         --------
Net income                                  $  23,722        $  23,034
                                             ========         ========
Basic net income per share                  $    1.09        $    1.06
                                             ========         ========
Diluted net income per share                $    1.08        $    1.05
                                             ========         ========
Cash dividends per share                    $     .36        $     .30
                                             ========         ========
Weighted average number of shares
 of capital stock outstanding used to
 calculate basic net income per share          21,766           21,738

Effect of dilutive securities:
 Stock options                                    107              149
 Other                                             44               40
                                             --------         --------
Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                  21,917           21,927
                                             ========         ========

            Condensed Statements of Comprehensive Income
        Nine Month Periods Ended September 30, 2003 and 2002
                           (in Thousands)
                            (Unaudited)
                                                2003             2002

Net income                                  $  23,722        $  23,034
Unrealized losses on derivatives, (net of
 income taxes of $407 and $1,968
 respectively)                                   (610)          (2,953)
                                             --------         --------
                                            $  23,112        $  20,081
                                             ========         ========

 The accompanying notes are an integral part of these financial statements.

                      BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                   Item 1.  Financial Statements
                 Condensed Statements of Cash Flows
        Nine Month Periods Ended September 30, 2003 and 2002
                           (In Thousands)
                            (Unaudited)
                                                2003             2002
Cash flows from operating activities:
 Net income                                 $  23,722        $  23,034
 Depreciation, depletion and amortization      14,350           12,396
 Dry hole and abandonment                       2,517             (474)
 Deferred income tax liability                  3,501            1,414
 Other, net                                      (291)             216
                                             --------         --------
   Net working capital provided by
    operating activities                       43,799           36,586

 Decrease (increase) in accounts
  receivable, prepaid expenses and other       (6,808)           2,801
 Increase in current liabilities                2,998            2,567
                                             --------         --------
   Net cash provided by operating
    activities                                 39,989           41,954

Cash flows from investing activities:
 Capital expenditures                         (24,620)         (22,527)
 Property acquisitions                        (47,519)               -
 Proceeds from sale of assets                   1,735                -
 Other, net                                        29              (44)
                                             --------         --------
   Net cash used in investing activities      (70,375)         (22,571)


Cash flows from financing activities:
 Proceeds (payment) of long-term debt          40,000          (12,000)
 Dividends paid                                (7,836)          (6,522)
 Other, net                                    (1,076)            (238)
                                             --------         --------
   Net cash provided by (used in) financing
     activities                                31,088          (18,760)
                                             --------         --------
 Increase in cash and cash equivalents            702              623
 Cash and cash equivalents at beginning of
   year                                         9,866            7,238
                                             --------         --------
 Cash and cash equivalents at end of period $  10,568        $   7,861
                                             ========         ========
Supplemental non-cash activity:
 Decrease (increase) in fair value of
   derivatives:
  Current (net of income taxes of $(44) and
   $1,857 in 2003 and 2002, respectively)   $     (65)       $   2,786

  Non-current (net of income taxes of $450
   and $111 in 2003 and 2002, respectively)       675              167
                                             --------         --------
Net decrease to accumulated other
 comprehensive income                       $     610        $   2,953
                                             ========         ========

The accompanying notes are an integral part of these financial statements.

                       BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                    Item 1.  Financial Statements
               Notes to Condensed Financial Statements
                         September 30, 2003
                             (Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 2003 and December 31, 2002 and results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2002 financial statements. The December 31, 2002 Form 10-K and the March 31, 2003 and June 30, 2003 Form 10-Q's should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3. In August 2003, the Company completed the sale of its approximately 43,000 leased acres in Jackson County, Kansas for approximately $1.7 million, while retaining an overriding royalty interest in the property. The Company recovered its cost in the property.

4. As allowed in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plan.

    Under SFAS No. 123, as amended, compensation cost would be recognized for the fair value of the employee's option rights. Had compensation cost for the Company's stock based compensation plan been based upon the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, as amended, using the Black-Scholes Method, the Company's compensation cost, net of related tax effects, net income and earnings per share would have been recorded as the proforma amounts indicated below for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):







                        BERRY PETROLEUM COMPANY
                     Part I.  Financial Information
                     Item 1.  Financial Statements
                Notes to Condensed Financial Statements

4.  (cont'd)

                                         Three Months     Nine Months
                                         Ended Sept 30   Ended Sept 30
                                          2003    2002    2003    2002
Compensation cost, net of income taxes
    As reported                         $   95  $    7  $   203  $    33

    Pro forma                              191     205      557      567

   Net income:
    As reported                          8,035   7,587   23,722   23,034
    Pro forma                            7,939   7,389   23,368   22,500

   Basic net income per share:
    As reported                            .37     .35     1.09     1.06
    Pro forma                              .36     .34     1.07     1.04

   Diluted net income per share:
    As reported                            .36     .35     1.08     1.05
    Pro forma                              .36     .34     1.07     1.03


5. In August 2003, the Company completed the acquisition from Williams Production RMT Company of its oil and gas properties located in Brundage Canyon, Utah in the Uinta Basin for approximately $44.6 million. The purchase price was adjusted downward from the $48.6 million value at April 1, 2003 due to the net operating income generated from the properties between April 1st and August 28, 2003, the date of closing. The properties, located in northeastern Utah, consist of approximately 43,500 net acres, and are producing approximately 2,100 BOE/day of light crude oil and natural gas as of October 31, 2003. The Company estimated the proved reserves at 8.6 million BOE (75% light oil and 25% natural gas) as of April 1, 2003.

6. In 2002, the Company implemented SFAS No. 143, "Accounting for Asset Retirement Obligations" for recording future site restoration costs related to its oil and gas properties. Prior to its implementation, the Company had recorded the future obligation per SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Under SFAS No. 143, the following table summarizes the changes in our abandonment obligation for the nine months ended September 30, 2003:

                                                     Nine Months Ended
                                                      Sept. 30, 2003

  Beginning abandonment obligation Dec. 31, 2002       $   4,597
  Liabilities incurred                                     1,599
  Liabilities settled                                       (202)
  Accretion expense                                          362
                                                        ________
  Ending abandonment obligation Sept. 30, 2003         $   6,356
                                                        ========

 7. The FASB is currently evaluating the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the extractive industries, including oil and gas companies. The FASB is considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other oil and gas property costs, and provide specific footnote disclosures. At the present time, the Company continues to include these intangible assets in its oil and gas properties.


                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
              Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                           Results of Operations

     Net income for the third quarter of 2003 was $8 million, or $.37 per share (basic), on revenues of $44.9 million, up 5% and 23%, from $7.6 million, or $.35 per share (basic), on revenues of $35.3 million in the third quarter of 2002 and $6.5 million, or $.30 per share (basic), on revenues of $40.1 million in the second quarter of 2003. Net income for the first nine months of 2003 was $23.7 million, or $1.09 per share (basic), on revenues of $132.3 million, up 3% from $23 million, or $1.06 per share (basic), on revenues of $95.9 million for the same period in 2002. Results for the first nine months of 2003 include a pre-tax write-off of $2.5 million, representing the cost of a pilot project and associated leasehold acquisition costs in Waubansee County, Kansas. Pre-tax income for the first nine months of 2002 include the recovery of $3.6 million of the $6.6 million in electricity receivables which was written off in the first quarter of 2001.
                                Three Months Ended      Nine Months Ended
                             Sept 30, June 30,  Sept 30 Sept 30,  Sept 30,
                               2003     2003      2002    2003      2002
Oil and gas:
 Net Production - BOE per day 16,482   15,397    14,464  15,874    14,110
 Per BOE:
  Realized sales price(1)     $22.07   $21.07    $21.03  $22.45    $19.02
  Operating costs (2)          10.21    10.63      8.06    9.88      7.35
  Production taxes               .69      .52       .51     .58       .54
                               -----    -----     -----   -----     -----
   Total operating costs       10.90    11.15      8.57   10.46      7.89

  Depreciation/Depletion(DD&A)  3.41     3.38      3.10    3.31      3.22
  General & administrative
   expenses (G&A)               1.32     1.72      1.71    1.54      1.60
  Interest expense               .24      .19       .13     .19       .22
Electricity:
 Production - Mwh per day      2,127    2,036     2,088   2,100     2,025
 Sales - Mwh per day           1,937    1,847     1,918   1,912     1,852

 Average sales price - $/Mwh   60.12    62.59     37.59   65.38     38.54
 Natural gas cost - $/MMBtu     4.75     5.04      3.02    5.06      2.83

(1) Includes realized hedge losses of $1.90, $1.42 and $1.19 for the three months ended September 30, 2003, June 30, 2003 and September 30, 2002 and losses of $1.98 and $.58 for the nine months ended September 30, 2003 and 2002, respectively.

(2) Includes monthly expenses in excess of monthly revenues from cogeneration operations of $2.34, $2.79 and $1.69 for the three months ended September 30, 2003, June 30, 2003 and September 30, 2002, respectively and $2.28 and $1.26 for the nine months ended September 30, 2003 and 2002, respectively.

     Operating income from oil and gas operations for the third quarter of 2003 was $11.8 million, down 6% from $12.6 million in the third quarter of 2002, but up 28% from $9.2 million in the second quarter of 2003. Operating income for the first nine months of 2003 was $35.3 million, up 15% from $30.8 million for the same period in 2002.

     Oil and gas production (BOE/day) in the third quarter of 2003 was a record 16,482, up 14% and 7%, respectively from 14,464 in the third quarter of 2002 and 15,397 in the second quarter of 2003. Production for the first nine months of 2003 was 15,874, also a Company record, up 13% from 14,110 for the same period of 2002. The increase was attributed primarily to the Company's 2003 drilling program and the addition of the Brundage Canyon property in the latter part of the third quarter. On October 31, 2003, Brundage Canyon was producing approximately 2,100 BOE/day and contributed 700 BOE/day in the third quarter and 236 BOE/day to the Company's 2003 year-to-date totals. Many of the wells drilled this year on the Company's California properties have just recently completed their initial steam cycle and are contributing to further increases in production. Total
Company production for the fourth quarter of 2003 is expected to approximate 19,000 BOE/day and the average for 2003 is expected to exceed 16,600 BOE/day, a 15% increase over 2002. The Company has targeted an average production gain for 2004 over 2003 of approximately 20% (without additional acquisitions) to an average in excess of 20,000 BOE/day.

     The average realized sales price per BOE for the Company's crude oil and natural gas was approximately $22.07 in the third quarter of 2003, up from $21.03 and $21.07 received in the third quarter of 2002 and the second quarter of 2003, respectively. The Company primarily is at risk to reductions in operating income as a result of declines in crude oil and electricity prices and increases in natural gas prices. To assist in mitigating these risks, the Company periodically enters into various types of commodity hedges. See "Item 3. Quantitative and Qualitative Disclosure About Market Risk" for more information on market risk and existing hedges for the Company at September 30, 2003.

     In January 2003, Standard Offer contract terms were reinstated on the power produced from one of two turbines at the Company's cogeneration facility located in the Placerita oilfield in Los Angeles County and on both the 38 megawatt and 18 megawatt facilities located on the Company's Midway-Sunset properties in Kern County, California. Under the terms of these agreements, the Company received an average of $54.32 per Mwh in the third quarter of 2003 and $61.59 per Mwh for the first nine months of 2003. The primary benefit of these contracts is that the Company's price received for electricity produced is based on the cost of natural gas. Therefore, these contracts contribute to reducing the Company's exposure to higher operating costs based on higher natural gas costs. The Company consumes approximately 37,000 MMBtu of natural gas per day for use in generating steam and of this total, approximately 72% is consumed in the Company's cogeneration operations. These contracts are scheduled to expire in the fourth quarter of 2003. Management has requested that these contracts be extended into 2004. However, if they are not extended, the Company has a contract in place with a power marketer whereby it can sell its electricity into the California open market. However, these sales may not be linked to the cost of natural gas.

    Operating costs from oil and gas operations in the third quarter of 2003, were $16.5 million, up from $11.4 million in the third quarter of 2002, and up from $15.6 million in the second quarter of 2003. On a per BOE basis, operating costs were $10.90 in the third quarter 2003, up from $8.57 in the third quarter of 2002, but down from $11.15 in the second quarter of 2003 due primarily to increased production levels. Steam costs for the third quarter of 2003 remained very high compared to the same quarter in 2002. The price of natural gas, the largest component of the cost of generating steam, averaged $4.75 per MMBtu in the third quarter of 2003 compared to $3.02 per MMBtu in the third quarter of

2002. The Company has continued to increase steam injection volumes on its core heavy oil producing assets with average steam injection of 66,000 barrels of steam per day (BSPD) for the third quarter of 2003, up from 62,000 BSPD in the third quarter of 2002. The Company expects operating costs to average from $10.00 to $10.25 per BOE for the full year of 2003 and to average slightly less than $10.00 per BOE in 2004, assuming natural gas prices remain at current levels.

     DD&A for the third quarter was $5.2 million, or $3.41 per BOE, up from $4.1 million, or $3.10 per BOE, in the third quarter of 2002 and $4.7 million, or $3.38 per BOE, in the second quarter of 2003. The Company expects average DD&A per BOE in 2003 to be from $3.40 to $3.50 per BOE and to rise to an average of $4.40 to $4.70 per BOE for 2004. The increase in the third quarter of 2003 and projected increase in 2004 are due primarily to the acquisition of the Brundage Canyon properties.

     G&A expenses for the third quarter of 2003 were $2.0 million, or $1.32 per BOE, down from $2.3 million, or $1.71 per BOE, in the third quarter of 2002 and $2.4 million, or $1.72 per BOE, in the second quarter of 2003. On a per BOE basis, G&A expenses have trended lower primarily due to higher production levels. Most of the decrease from the third quarter of 2002 was due to the allocation of various acquisition related costs to successful acquisition projects. For the first nine months of 2003, G&A expenses were $6.7 million, or $1.54 per BOE, up from $6.2 million, or $1.60 per BOE, in the same period of 2002. Management expects G&A expenses for all of 2003 to be approximately $1.50 per BOE and for 2004 to average from $1.30 to $1.45 per BOE.

     The Company completed the sale of approximately 43,000 leased acres in Jackson County, Kansas in August 2003 for approximately $1.7 million. The Company recovered its cost in the property while retaining an overriding royalty interest. The Company has approximately 165,000 leased acres in Waubansee and Osage County, Kansas. The Company is evaluating locations for test wells in Osage County and anticipates drilling these wells in 2004. The Company also has a 55,000 acreage position in Illinois and continues to evaluate its pilot with results expected in 2004.

     The Company's effective tax rate of 17% in the third quarter was 2003 and 16% in the first nine months of 2003 compared to 25% and 21% in the same three and nine month 2002 periods, respectively. The Company continues to invest in qualifying enhanced oil recovery (EOR) projects and anticipates that it will continue to earn EOR tax credits. This is the primary reason that the Company's effective tax rate is below the statutory tax rate.

                      Liquidity and Capital Resources

     Working capital at September 30, 2003 was $2.2 million, up from ($3.7) million at December 31, 2002. Net cash provided by operations was $40.0 million for the first nine months of 2003, down slightly from $42.0 million for the first nine months of 2002. Cash was used for capital expenditures of $24.6 million, dividends of $7.8 million and net property acquisitions totaling $47.5 million.

     The Company has completed a substantial portion of its 2003 drilling program on its California assets. As of October 26, 2003, 82 wells of a planned 96 well drilling program have been drilled and completed. In addition, the Company has drilled 11 new wells in Utah and plans to drill an additional 15 wells this year. The Company also budgeted 41 workovers on its California properties and had completed 35 of these projects as of October 26, 2003. These activities and planned facilities improvements will bring the total 2003 development budget to approximately $47.1 million.

     The Company successfully completed a new $200 million unsecured three year bank credit facility in July 2003. The facility replaced the previous $150 million unsecured facility which was due to mature in January 2004. The new facility recognizes the Company's strong financial position and should provide significant low-cost capital for the Company to meet its growth objectives. In August 2003, the Company drew upon this facility to finance $40 million of the net $44.6 million purchase price for the Brundage Canyon, Utah assets. As of September 30, 2003, the Company has $145 million available under the facility as the outstanding long-term debt is $55 million.

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


                          BERRY PETROLEUM COMPANY
                       Part I. Financial Information
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with its crude oil production, electricity production and net natural gas volumes purchased for its steaming operations. These contracts related to crude oil and natural gas, have historically been in the form of zero-cost collars and swaps. The Company generally attempts to hedge between 25% and 50% of its anticipated crude oil production each year and up to 30% of its anticipated net natural gas purchased each year. All of these hedges have historically been deemed to be cash flow hedges with the mark-to-market valuations of the collars provided by external sources, based on prices that are actually quoted.

     Based on the Nymex futures crude oil prices at September 30, 2003, the Company would expect to make future cash payments of $5.2 million over the remaining term of its crude oil hedges in place. If the futures prices decreased 10%, the expected future cash payment under the hedges would decrease to approximately $.7 million. If the futures prices increased 10%, the expected future cash payments under the hedges would increase to
approximately $9.9 million.   However, at these prices, the Company has
reached the ceiling for the majority of its hedge instruments. Therefore, if the futures prices increased by 20%, the additional amount the Company would expect to pay under these hedges would increase by less than $1 million. In addition to its crude oil hedges, the Company has a revenue sharing agreement on approximately 21% of its production. For every $1 increase or decrease in oil price, the annual effect of this agreement on companywide oil revenue is approximately $1.1 million.

     On the Company's natural gas hedge instruments at September 30, 2003, the Company would expect to make future cash payments of approximately $.4 million based on the futures natural gas prices. If the futures prices increased by 10%, the Company would expect to receive approximately $2.0 million under the hedge instruments. If the futures prices decreased by 10%, the Company would expect to pay approximately $2.8 million under these hedge instruments.

     The Company sells approximately 80% of its electricity production, net of electricity used in its oil and gas operations, under standard offer contracts to major utilities. These contracts are scheduled to expire on or before December 31, 2003. However, the Company has requested that these contracts be extended into 2004. However, if they are not extended, the Company has a contract in place with a power marketer whereby it can sell its electricity into the open California market. However, the sales price under this contract may not be linked to natural gas prices. The Company sells the remaining 19 Mwh to a utility at $53.70/Mwh plus capacity through a long-term sales contract.

     The Company attempts to minimize credit exposure to counter parties through monitoring procedures and diversification.


Item 4.  Controls and Procedures

     The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this report pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 and have concluded that there are no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.



                           BERRY PETROLEUM COMPANY
                         Part II.   Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit No.               Description
     31.1    Certification of Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002. *
     31.2    Certification of Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002. *
     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

(b)  Reports on Form 8-K

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

     On August 6, 2003, the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's press release announcing the second quarter results for 2003.

     On August 28, 2003, the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's press release announcing the closing of the Company's purchase of the $48.6 million Unita Basin property from Williams Production RMT Company.


                          BERRY PETROLEUM COMPANY
                        Part II. Other Information

(b)  Reports on Form 8-K (Cont'd)

     On August 28, 2003, the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's press release announcing the completion of the sale of its interest in 43,000 acres of non-producing coalbed methane acreage in eastern Kansas.





                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY



/s/ Donald A. Dale
Donald A. Dale
Controller
(Principal Accounting Officer)

Date:  November 6, 2003




