Form 10-Q
period 2004-03-31
BERRY PETROLEUM CO
filed 2004-05-05
CIK 778438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.

              For the quarterly period ended March 31, 2004
                        Commission file number 1-9735


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

The number of shares of each of the registrant's classes of capital stock outstanding as of March 31, 2004, was 20,925,096 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

                      BERRY PETROLEUM COMPANY
                           MARCH 31, 2004
                               INDEX

                                                               Page
                                No.
PART I.  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets at March 31, 2004 and
 December 31, 2003                                             3

Condensed Income Statements for the Three Month Periods
 Ended March 31, 2004 and 2003                                 4

Condensed Statements of Comprehensive Income for the
 Three Month Periods Ended March 31, 2004 and 2003             4

Condensed Statements of Cash Flows for the
 Three Month Periods Ended March 31, 2004 and 2003             5

Notes to Condensed Financial Statements                        6

Item 2.  Management's Discussion and Analysis
 Of Financial Condition and Results of Operations              7

Item 3.  Quantitative and Qualitative Disclosures
 About Market Risk                                            11

Item 4.  Controls and Procedures                              12

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                     13

SIGNATURE                                                     14

Certification of Chief Executive Officer                      15

Certification of Chief Financial Officer                      16

                       BERRY PETROLEUM COMPANY
                    Part I. Financial Information
                    Item 1. Financial Statements
                      Condensed Balance Sheets
              (In Thousands, Except Share Information)
                                                 March     December
                                                   31,         31,
                                                  2004        2003

                                             (Unaudited)
                ASSETS
 Current Assets:
  Cash and cash equivalents                   $   9,383   $  10,658
  Short-term investments available for sale         665         663
  Accounts receivable                            26,722      23,506
  Deferred income taxes                           4,858       4,410
  Prepaid expenses and other                      2,149       2,049
                                              _________   _________
   Total current assets                          43,777      41,286

 Oil and gas properties (successful efforts
  basis), buildings and equipment, net          306,545     295,151
 Other assets                                     2,174       1,755
                                              _________   _________
                                              $ 352,496   $ 338,192
                                              =========   =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                            $  31,315   $  32,490
  Accrued liabilities                             4,678       4,214
  Federal and state income taxes payable          6,360       4,238
  Fair value of derivatives                       6,088       5,710
                                              _________   _________
   Total current liabilities                     48,441      46,652
                                              =========   =========
 Long-term liabilities:
  Deferred income taxes                          40,797      38,168
  Long-term debt                                 50,000      50,000
  Abandonment obligation                          7,369       7,311
  Other                                               -         343
                                              _________   _________
   Total long-term liabilities                   98,166      95,822

 Shareholders' equity:
  Preferred stock, $.01 par value;
 2,000,000                                            -           -
   shares authorized; no shares outstanding
  Capital stock, $.01 par value:
   Class A Common Stock, 50,000,000 shares
    authorized; 20,925,096 shares issued
 and
    outstanding at March 31, 2004                   209         209
 (20,904,372
    at December 31, 2003)
   Class B Stock, 1,500,000 shares
 authorized;
    898,892 shares issued and outstanding             9           9
    (liquidation preference of $899)
  Capital in excess of par value                 49,847      49,798
  Deferred Stock Option Compensation               (111)     (  120)

  Accumulated other comprehensive loss           (3,267)     (3,632)
  Retained earnings                             159,202     149,454
                                              _________   __________
   Total shareholders' equity                   205,889     195,718
                                              _________   __________
                                              $ 352,496   $ 338,192
                                              =========   =========

 The accompanying notes are an integral part of these financial statements.

                      BERRY PETROLEUM COMPANY
                  Part I.  Financial Information
                   Item 1.  Financial Statements
                    Condensed Income Statements
         Three Month Periods Ended March 31, 2004 and 2003
           (In Thousands, Except Per Share Information)
                            (Unaudited)
                                                 2004         2003
Revenues:
 Sales of oil and gas                        $   45,205   $   34,354
 Sales of electricity                            11,934       12,418
 Interest and other income, net                     203           20
                                             __________   __________
                                                 57,342       46,792
                                             __________   __________
Expenses:
 Operating costs - oil and gas production        18,020       13,184
 Operating costs - electricity generation        11,934       12,418
 Depreciation, depletion and amortization         7,209        4,454
 General and administrative                       3,301        2,257
 Dry hole, abandonment and impairment                 -        2,487
 Interest                                           531          209
                                             __________   __________
                                                 40,995       35,009
                                             __________   __________
Income before income taxes                       16,347       11,783
Provision for income taxes                        4,198        2,606
                                             __________   __________
Net income                                   $   12,149   $    9,177
                                             ==========   ==========

Basic net income per share                   $      .56   $      .42
                                             ==========   ==========
Diluted net income per share                 $      .55   $      .42
                                             ==========   ==========
Cash dividends per share                     $      .11   $      .10
                                             ==========   ==========

Weighted average number of shares
 of capital stock outstanding used to
 calculate basic net income per share            21,817       21,758
Effect of dilutive securities:               __________   __________
 Stock options                                      404          120
 Other                                               52           42

Weighted average number of shares of
 capital stock used to calculate
 diluted net income per share                    22,273       21,920
                                             ==========   ==========

           Condensed Statements of Comprehensive Income
         Three Month Periods Ended March 31, 2004 and 2003
                          (in Thousands)
                            (Unaudited)
                                                  2004        2003

Net income                                   $   12,149  $     9,177
Unrealized gains (losses) on derivatives,
(net of income taxes of $243 and $(1,422),
 respectively)                                      364       (2,133)
                                             __________   __________
Comprehensive income                         $   12,513   $    7,044
                                             ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      BERRY PETROLEUM COMPANY
                  Part I.  Financial Information
                   Item 1.  Financial Statements
                Condensed Statements of Cash Flows
         Three Month Periods Ended March 31, 2004 and 2003
                          (In Thousands)
                            (Unaudited)
                                                 2004         2003
Cash flows from operating activities:
 Net income                                  $  12,149    $   9,177
 Depreciation, depletion and amortization        7,209        4,454
 Dry hole, abandonment and impairment             (105)       2,487
 Deferred income tax liability                   2,372          913
 Other, net                                        146           59
 (Increase) in current assets other than
cash, cash equivalents and short-term           (3,614)      (5,287)
investments
 Increase(decrease)in current liabilities        1,409       (3,444)
                                             __________   __________

   Net cash provided by operating               19,566        8,359
activities

Cash flows from investing activities:
 Capital expenditures                          (18,440)      (2,324)
 Property acquisitions                               -       (2,547)
                                             __________   __________
   Net cash used in investing activities       (18,440)      (4,871)

Cash flows from financing activities:
  Dividends paid                                (2,401)      (2,175)
                                             __________   __________
   Net cash used in financing activities        (2,401)      (2,175)
                                             __________   __________
Net (decrease)increase in cash and cash
equivalents                                     (1,275)       1,313

 Cash and cash equivalents at beginning of
  year                                          10,658        9,866
                                             __________   __________
 Cash and cash equivalents at end of         $   9,383    $  11,179
period                                       ==========   ==========

Supplemental non-cash activity:
 Increase(decrease) in fair value of
  derivatives:
 Current (net of income taxes of $(151) and
  $(1,363) in 2004 and 2003, respectively)   $    (227)   $  (2,045)
 Non-current (net of income taxes of $394
and $(59) in 2004 and 2003, respectively)          591          (88)

Net increase (decrease) to accumulated       __________   __________
other comprehensive income                   $     364    $  (2,133)
                                             ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       BERRY PETROLEUM COMPANY
                   Part I.  Financial Information
                    Item 1.  Financial Statements
               Notes to Condensed Financial Statements
                           March 31, 2004
                             (Unaudited)

1. All adjustments which are, in the opinion of Management, necessary for a fair presentation of the Company's financial position at March 31, 2004 and December 31, 2003 and results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2003 financial statements. The December 31, 2003 Form 10-K should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3.  As allowed in Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and associated interpretations in recording compensation related to its stock option plan.

    Under SFAS No. 123, as amended, compensation cost would be recognized for the fair value of the employee's option rights. Had compensation cost for the Company's stock based compensation plan been based upon the fair value at the grant dates for awards under the plan consistent with SFAS No. 123, as amended, using the Black-Scholes Method, the Company's compensation cost, net of related tax effects, net income and earnings per share would have been recorded as the proforma amounts indicated below for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

                                              2004    2003
       Compensation cost, net of income
       taxes
        As reported                         $  199  $   20
        Pro forma                              320     151

       Net income:
        As reported                         12,149   9,177
        Pro forma                           12,028   9,046

       Basic net income per share:
        As reported                            .56     .42
        Pro forma                              .55     .42

       Diluted net income per share:
        As reported                            .55     .42
        Pro forma                              .54     .41

                        BERRY PETROLEUM COMPANY
                     Part I. Financial Information
            Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

                         Results of Operations

     The Company earned a record net income of $12.1 million, or $.55 per share (diluted), on revenues of $57.3 million in the first quarter of 2004, up 32% from net income of $9.2 million, or $.42 per share (diluted), in the first quarter of 2003, and up 14% from net income of $10.6 million, or $.48 per share (diluted), in the fourth quarter of 2003. Results in the first quarter of 2003 included an after-tax charge of $1.4 million, representing the cost of an unsuccessful pilot coalbed methane project and associated leasehold acquisition costs in Kansas.

     The following table presents certain comparative operating data for the first quarters of 2004 and 2003 and the fourth quarter of 2003.

                                                Three Months Ended

                                            Mar 31,   Mar 31,  Dec 31,
                                             2004      2003      2003
Oil and gas:
 Net production - BOE/day                    19,395     15,736    18,550
 Per BOE:
 Average sales price, net of hedges (1)    $  25.58   $  24.23  $  22.68
 Operating costs (2)                           9.24       8.78      8.30
 Production taxes                               .97        .53       .70
  Total operating costs                       10.21       9.31      9.00
 Depreciation, depletion and
  amortization (DD&A)                          4.08       3.15      3.61
 General and administrative expenses(G&A)      1.87       1.59      1.71
 Interest expense                               .30        .15       .33

Electricity:
 Electric power produced - MWh/day            2,167      2,137     2,101
 Electric power sold - MWh/day                1,956      1,951     1,964
 Average sales price, net of hedges - $/MWh   67.05      70.71     62.20

 Fuel gas cost - $/MMBtu                       5.09       5.40      4.37


(1)Comparative average West Texas
Intermediate (WTI) price                    $ 35.25    $ 33.80   $ 31.16
(2)Includes monthly expenses in excess of
monthly revenues from cogeneration             1.81       1.72      1.55
operations

BOE = Barrels of Oil Equivalent


     The Company's production of oil and gas (BOE/day) in the first quarter of 2004 improved to 19,395, up 23% from 15,736 in the first quarter of 2003 and up 5% from 18,550 in the fourth quarter of 2003. Increased production is due primarily to the acquisition of the Brundage Canyon property in Utah in August 2003 and the subsequent development thereof. At Brundage Canyon, the Company drilled 27 new wells during 2003 and 14 new wells during the first quarter of 2004. Production from Brundage Canyon averaged approximately 2,100 BOE per day during the fourth quarter of 2003, increasing to approximately 3,200 BOE per day during the first quarter of 2004. To date, the performance of new wells has exceeded Management's expectations with current net production from the field at approximately 3,700 BOE per day.
The Company plans to drill, at a minimum, an additional 30 wells at Brundage Canyon during 2004.

     Production from the Company's California properties in the first quarter of 2004 remained strong and was within 1% of the record production of 16,164 BOE per day in the fourth quarter of 2003. The Company plans to drill a total of 44 wells on its California properties in 2004. With production increases projected from the Company's Brundage Canyon and California properties, Management is targeting total production in 2004 to exceed 20,500 BOE per day, up approximately 24% from 2003.

     The average price received per BOE, net of hedges, for the Company's crude oil in the first quarter of 2004 was $25.58 per barrel, up 6% from $24.23 per barrel received in the first quarter of 2003 and up 13% from $22.68 per barrel received in the fourth quarter of 2003.

     The Company has continued its practice of hedging a portion of its production to protect cash flows from severe revenue price declines. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for information related to these agreements and their impact on future revenues. The Company nets its oil hedging gains or losses into its revenue from the sale of oil and gas. For the first quarter of 2004, the effect of these agreements was to reduce the net realized price of crude oil by $2.68 per barrel compared to a reduction of $2.62 per barrel in the first quarter of 2003 and $1.91 per barrel in the fourth
quarter of 2003.    The Company did not enter into any new
hedging arrangements in the first quarter of 2004.


     The Company sells approximately 85 MW of electricity from its cogeneration facilities. Approximately 65 MW is sold to utilities under Standard Offer (SO) contracts that are scheduled to terminate on December 31, 2004. In January 2004, the California Public Utility Commission (CPUC) issued a decision that orders the utilities to continue to purchase energy and capacity from Qualified Facilities (QFs), such as Berry, under 5-year SO contracts. The CPUC recently initiated a rulemaking to determine the price that will be paid under these SO contracts. The Company is carefully reviewing this and other options for the sale of energy beginning in 2005. The remaining 20 MW of electricity continues to be sold to a utility under a long-term SO contract that is scheduled to terminate in March 2009.

     Operating costs for the first three months of 2004 of $18.0 million were up 37% from $13.2 million in the first quarter of 2003 due primarily to the addition of a new core area in Utah. The operating costs in the first quarter of 2004 were up $2.6 million, or 17%, from $15.4 million in the fourth quarter of 2003 due primarily to increased steam costs.

     Operating costs on a per BOE basis in Utah are lower than in California due primarily to steam costs incurred to produce heavy crude oil in California. Companywide, the increase on a per BOE basis from the first quarter of 2003 to the first quarter of 2004 was due primarily to higher steam costs resulting from a 10% increase in injected steam volumes. The increase on a per BOE basis from the fourth quarter of 2003 to the first quarter of 2004 was also related to higher steam costs, in this case, due to higher fuel costs. The Company anticipates operating costs to average between $9.50 and $10.50 per BOE in 2004.

     DD&A for the first quarter of 2004 was $7.2 million, up 62% from $4.5 million in the first quarter of 2003 and up 17% from $6.2 million in the fourth quarter of 2003. DD&A was higher due to the acquisition of the Brundage Canyon properties in 2003 and the cumulative effect of development activities in recent years. On a per BOE basis, DD&A was $4.08 in the first quarter of 2004, up from $3.15 and $3.61 in the first quarter of 2003 and fourth quarter of 2003, respectively. The Company anticipates its average DD&A rate for 2004 will approximate $3.80 to $4.20 per BOE.

     G&A for the first quarter of 2004 was $3.3 million, or $1.87 per BOE, up 46% from $2.3 million, or $1.59 per BOE, in the first quarter of 2003 and up 14% from $2.9 million, or $1.71 per BOE, in the fourth quarter of 2003. The increase in the first quarter of 2004 was due primarily to higher compensation related costs. For 2004, the Company expects G&A costs of approximately $12.0 million to $13.5 million with the primary variable being the quantity of stock option exercises. The Company estimates G&A costs to range from $1.60 to $1.80 per BOE in 2004.

     The Company experienced an effective tax rate of 26% for the first quarter of 2004 compared to 22% for the same period last year. The Company continues to invest in qualifying enhanced oil recovery (EOR) projects. However, the anticipated EOR credit in 2004 relative to higher pre-tax income resulting from higher oil prices and increased production resulted in a higher effective tax rate compared to the 2003 period. Based on current oil prices, the Company anticipates an effective tax rate for 2004 between 26% and 30%.


                 Liquidity and Capital Resources

     Working capital as of March 31, 2004 was negative $4.7 million, down from $6.8 million as of March 31, 2003 and up from a negative $5.4 million as of December 31, 2003. Net cash provided by operating activities was $19.6 million in the first quarter of 2004, up from $8.4 million in the first quarter of 2003 due to higher production levels resulting from the acquisition of Brundage Canyon, improved production on California properties and increases in oil prices, and down from $24.8 million in the fourth quarter of 2003 due primarily to a $10.2 million payment in the first quarter of 2004 for an annual price-based royalty on a Company property.

     Cash was also used to fund $18.4 million in capital expenditures in the first quarter of 2004 which included drilling
35 new wells and completing 17 workovers. Of these totals, 21 new wells were drilled and 9 workovers were performed in California and 14 new wells were drilled and 8 workovers were performed on the Brundage Canyon properties.

     The Company plans to spend a total of approximately $53 million in 2004 on capital projects to drill a total of 44 new wells and perform 63 workovers in California and to drill a total of 44 new wells and perform 20 workovers in Brundage Canyon, and drill an additional 7 wells and perform 2 workovers in other Rocky Mountain and Mid-Continent properties. If WTI prices remain above $30 per barrel, the Company may accelerate some drilling projects. Excess cash will be targeted to acquisitions, additional development and debt reduction.

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

                     BERRY PETROLEUM COMPANY
                  Part I. Financial Information
 Item 3.  Quantitative and Qualitative Disclosures About Market
                              Risk

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with its crude oil production, electricity production and net natural gas volumes purchased for its steaming operations. These contracts related to crude oil and natural gas have historically been in the form of zero-cost collars and swaps. The Company generally attempts to hedge between 25% and 50% of its anticipated crude oil production each year and up to 30% of its anticipated net natural gas purchased each year. All of these hedges have historically been deemed to be cash flow hedges with the mark-to-market valuations of the collars provided by external sources, based on prices that are actually quoted.

     Based on NYMEX futures prices as of March 31, 2004, (WTI
$33.82; Henry Hub (HH) $5.68) the Company would expect to make pre-tax future cash payments over the remaining term of its crude oil and natural gas hedges in place as follows:

                                      Impact of percent change in
                                             futures prices
                                              on earnings

                            NYMEX
                           Futures   -20%    -10%     10%      20%
			   _______  ______  ______  _______   ______
Average WTI Price           $33.82  $27.05  $30.44  $ 37.20   $40.58

Crude Oil gain/(loss) (in
thousands)                  (8,250)    350  (5,250) (11,140) (14,040)

Average HH Price            $ 5.68  $ 4.54  $ 5.11   $ 6.25   $ 6.82

Natural Gas gain/(loss) (in
thousands)                   2,230  (2,260)    (10)   4,480    6,730

     The Company sells 100% of its electricity production, net of electricity used in its oil and gas operations, under SO contracts to major utilities. Three of the four SO contracts representing approximately 77% of the Company's electricity for sale expired on December 31, 2003. However, as ordered by the CPUC, these contracts have been extended through December 31, 2004 and the Company is evaluating its options beyond the revised termination dates. Among other things, the CPUC issued a decision in January 2004 that ordered the California utilities to offer SO contracts to certain QFs, such as Berry, for a term of 5 years. The CPUC recently initiated a rulemaking to determine the price that will be paid under these SO contracts. The Company sells the remaining 20 MW to a utility at $53.70 per MWh plus capacity through a long-term SO contract.

     The Company attempts to minimize credit exposure to counter parties through monitoring procedures and diversification. The Company's exposure to changes in interest rates results primarily from long-term debt. Total debt outstanding at both March 31, 2004 and December 31, 2003 was $50 million. Interest on amounts borrowed is charged at LIBOR plus 1.25% to 2.0%. Based on these borrowings, a 1% change in interest rates would not have a material impact on the Company's financial statements.

                     BERRY PETROLEUM COMPANY
                  Part I. Financial Information
                Item 4.  Controls and Procedures

     The Company's Management, with the participation of the Company's Interim Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          BERRY PETROLEUM COMPANY
                        Part II. Other Information


PART II  OTHER INFORMATION

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

* Filed herewith

(b)  Reports on Form 8-K

     On January 13, 2004, the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the Securities and
Exchange Commission a copy of the Company's press release announcing the board of directors approved a 2004 capital expenditure budget of approximately $50 million.

     On February 18, 2004, the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's press release announcing financial results for the three months and fiscal year ended December 31, 2003.

     On April 26, 2004, the Company filed a Form 8-K reporting an
Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's press release announcing the retirement of Jerry V. Hoffman as president and chief executive officer, and the appointment of Robert F. Heinemann as Interim President and Interim Chief Executive Officer.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on May 5, 2004.

BERRY PETROLEUM COMPANY



/s/ Donald A. Dale
Donald A. Dale
Controller
(Principal Accounting Officer)

Date:  May 5, 2004