Form 10-K/A
period 2003-12-31
BERRY PETROLEUM CO
filed 2004-08-09
CIK 778438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
YES ☑ NO ☐

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
YES ☑ NO ☐

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

BERRY PETROLEUM COMPANY

TABLE OF CONTENTS

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends in their entirety Items 6, 7, 8, 9(a) and 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 10, 2004. The purpose of this Amendment is to restate the Company’s financial information to account for the Company’s stock option plan using variable plan accounting and is more fully described in Note 14 to the financial statements included in Item 8 of this 10-K/A. All information contained in this Amendment is as of the original filing date of the Form 10-K for the year ended December 31, 2003 and does not reflect any subsequent information or events other than the restatement of financial information referred to above. Forward looking statements have not been updated for events or operations subsequent to March 10, 2004.

PART I
Items 1 and 2. Business and Properties

Company Website

The Company has a website located at http://www.bry.com. The website can be used to access recent news releases and Securities and Exchange Commission filings, crude oil price postings, the Company’s Annual Report, Proxy Statement, Board committee charters, the code of ethics for senior financial officers and other items of interest.

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

The following table summarizes the hedge position of the Company as of February 9, 2004:

Crude Oil and Natural Gas Hedges
(Based on NYMEX Pricing)

	Barrels	Floor		Ceiling
Term	Per Day	Sell Put	Buy Put	Sell Call	Buy Call
Crude Oil Hedges

01/01/2004 – 03/31/2004	2,500	$18.25	$22.10	$25.40	$30.10

01/01/2004 – 03/31/2004	2,500	$18.25	$22.10	$25.45	$30.10

04/01/2004 – 12/31/2004	1,000	$19.00	$22.00	$25.50	$29.40

04/01/2004 – 12/31/2004	1,000	$19.50	$23.00	$26.00	$29.75

04/01/2004 – 12/31/2004	1,000	$19.50	$23.00	$26.00	$29.50

04/01/2004 – 12/31/2004	1,000	$19.50	$23.00	$26.25	$29.85

01/01/2004 – 04/30/2004	1,000	$-	$25.00	$25.00	$-

01/01/2004 – 12/31/2004	1,500	$-	$29.25	$29.25	$-

01/01/2004 – 12/31/2004	1,500	$-	$29.00	$29.00	$-

Natural Gas Hedges	MMBtu
	Per Day

01/01/2004 – 06/30/2006	2,500	$4.85	$-	$-	$4.85

01/01/2004 – 06/30/2006	2,500	$4.85	$-	$-	$4.85

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

Steaming Operations

Cogeneration Steam Supply

As of December 31, 2003, approximately 86% of the Company's proved reserves, or 94 million barrels, consisted of heavy crude oil produced from depths shallower than 2,000 feet. The Company, in pursuing its goal of being a cost-efficient heavy oil producer, has remained focused on minimizing its steam cost. One of the main methods of keeping steam costs low is through the ownership and efficient operation of cogeneration facilities. Two of these cogeneration facilities, a 38 megawatt (MW) and an 18 MW facility are located in the Company’s South Midway-Sunset field. The Company also owns a 42 MW rated cogeneration facility located at the Company’s Placerita field. Steam generation from these facilities, with a total steam capacity of approximately 38,000 barrels of steam per day (BSPD), is more efficient than conventional steam generation as both steam and electricity are concurrently produced from a common fuel stream. The Company purchases approximately 2,000 BSPD under contract on favorable terms from a non-Company owned cogeneration facility.

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

Placerita - The Company’s assets in the Placerita field consist of six leases and three fee properties totaling approximately 1,030 acres. The average depth of these wells is 1,800 feet and the properties rely extensively on thermal recovery methods, primarily steam flooding. The property accounts for approximately 17% of proved reserves and 19% of current daily production.

During 2003, the Company drilled eleven development wells at Placerita in continuation of a major development campaign at the north end of the field. Included in the Company's 2004 development plan is the drilling of three new wells to begin the redevelopment of the Castruccio property the Company acquired several years ago.

Montalvo - Berry owns a 100% working interest in six leases totaling 8,563 acres in the Ventura Basin comprising the entire Montalvo field. The State of California is the lessor for two of the six leases. The Company estimates current proved reserves from Montalvo account for approximately 5% of Berry’s proved oil and gas reserves and approximately 4% of

Berry's current daily production. The wells produce from an average depth of approximately 11,500 feet. No new wells were drilled in 2003, however several wells were remediated and returned to production. There are no plans at this time to drill any new wells in 2004, however two idle wells are scheduled to be returned to production and one major workover will be completed.

McVan - In March 2003, the Company purchased a 100% working interest in the McVan property located in the Poso Creek field. The property consists of 560 acres with a total of 71 wells. Year-end 2003 proved reserves comprise 2% of Berry’s proved oil and gas reserves while production is minimal. Plans for 2004 include drilling one well, working over 10 wells and reinitiating steam injection on the property.

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

Mickelson Creek, Wyoming - In June 2003, the Company purchased three federal leases located in the Mickelson Creek field in Sublette County, Wyoming. There are currently five wells on the 2,800 acre property. While production and reserves are minimal at this time, the Company plans to drill two wells and recomplete two wells in 2004.

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
Kansas and Illinois (CBM)(3)
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

Production

The following table sets forth certain information regarding production for the years ended December 31, as indicated:

	2003	2002	2001
Net annual production:(1)
Oil (Mbbls)	5,827	5,123	4,996
Gas (Mmcf)	1,277	769	288
Total equivalent barrels(2)	6,040	5,251	5,044

Average sales price:
Oil (per Bbl) before hedging	$24.41	$20.27	$19.53
Oil (per Bbl) after hedging	22.37	19.54	19.70
Gas (per mcf) before hedging	4.40	2.22	5.09
Gas (per mcf) after hedging	4.43	2.22	5.09
Per BOE before hedging	24.48	20.11	19.63
Per BOE after hedging	22.52	19.39	19.79
Average operating cost – oil and gas production (per BOE)(3)	10.05	8.49	7.99

Mbbls - Thousands of Barrels
Mmcf - Million Cubic Feet
BOE - Barrels of Oil Equivalent

(1)	Net production represents that owned by Berry and produced to its interest, less royalty and other similar interests.

(2)	Equivalent oil and gas information is at a ratio of 6 thousand cubic feet (mcf) of natural gas to 1 barrel (Bbl) of oil. A barrel of oil (Bbl) is equivalent to 42 U.S. gallons.

(3)	Includes monthly expenses in excess of monthly revenues from cogeneration operations (per BOE) of $2.08, $1.72 and $1.31 for 2003, 2002 and 2001, respectively. See Note 2 to the financial statements.

Acreage and Wells

As of December 31, 2003, the Company's properties accounted for the following developed and undeveloped acres:

	Developed Acres		Undeveloped Acres		Total

	Gross	Net	Gross	Net	Gross	Net

California	7,786	7,786	7,404	7,404	15,190	15,190
Utah	9,520	9,360	35,860	34,140	45,380	43,500
Wyoming	3,800	750	4,266	2,250	8,066	3,000
Illinois	-	-	54,306	54,306	54,306	54,306
Kansas	-	-	163,993	163,993	163,993	163,993
Other	80	17	-	-	80	17

	21,186	17,913	265,829	262,093	287,015	280,006

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

Drilling Activity

The following table sets forth certain information regarding Berry's drilling activities for the periods indicated:

	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled:
Productive	-	-	-	-	-	-
Dry(1)	-	-	11	11	-	-
Development wells drilled: (2)
Productive	121	119	81	76	103	47
Dry(1)	1	1	-	-	1	-
Total wells drilled:
Productive	121	119	81	76	103	47
Dry(1)	1	1	11	11	1	-

(1)	A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The 11 wells drilled in 2002 were determined to be dry holes in 2003.

(2)	Wells drilled include 2 wells gross, .3 wells net for 2003, 6 wells gross, 1 well net for 2002 and 67 wells gross, 11 wells net for 2001 at South Joe Creek where the Company holds a 15.83% working interest.

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

Item 6. Selected Financial Data

The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in Item 8, "Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the period ended December 31, 2003 were derived from the audited financial statements and the accompanying notes to those financial statements (in thousands, except per share, per BOE and % data). See Note 14 of Notes to financial statements regarding the restatement of the Company’s financial information to account for the Company’s stock option plan using variable plan accounting:

	2003	2002	2001	2000	1999
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Statement of Operations Data:
Sales of oil and gas	$135,848	$102,026	$100,146	$118,801	$66,615
Sales of electricity	44,200	27,691	35,133	51,420	33,011
Operating costs – oil and gas production	60,705	44,604	40,281	44,837	27,829
Operating costs – electricity generation	44,200	27,360	34,722	49,221	27,210
General and administrative expenses (G&A)	12,868	9,215	8,718	6,782	7,325
Depreciation, depletion & amortization
(DD&A)	20,514	16,452	16,520	14,030	12,294
Net income (1)	32,363	29,210	20,985	37,766	17,372
Basic net income per share (1)	1.49	1.34	0.96	1.71	0.79
Diluted net income per share (1)	1.47	1.33	0.95	1.70	0.79
Weighted average number of shares outstanding (basic)	21,772	21,741	21,973	22,029	22,010
Weighted average number of shares outstanding (diluted)	22,020	21,939	22,110	22,240	22,049
Balance Sheet Data:
Working capital	$(3,540)	$(2,892)	$6,314	$(963)	$8,693
Total assets	340,377	259,325	238,779	238,572	208,251
Long-term debt	50,000	15,000	25,000	25,000	52,000
Shareholders' equity (2)	197,338	172,774	153,590	145,220	116,599
Cash dividends per share	0.47	0.40	0.40	0.40	0.40
Operating Data:
Cash flow from operations	64,825	57,895	35,433	65,934	24,809
Capital expenditures (excluding acquisitions)	41,555	30,632	14,895	25,253	9,122
Property/facility acquisitions	48,579	5,880	2,273	3,182	33,605
Oil and gas producing operations (per BOE):
Average sales price before hedging	$24.48	$20.11	$19.63	$23.01	$14.15
Average sales price after hedging	22.52	19.39	19.79	21.72	13.07
Average operating costs(3)	10.05	8.49	7.99	8.20	5.47
G&A	2.13	1.75	1.73	1.24	1.44
DD&A	3.40	3.13	3.28	2.57	2.42

Production (BOE)	6,040	5,251	5,044	5,467	5,090
Production (MWh)	767	748	483	764	728
Proved Reserves Information:
Total BOE	109,920	101,719	102,855	107,361	112,541
Standardized measure (4)	$528,220	$449,857	$278,453	$501,694	$494,952
Present value (PV10) of estimated future net
cash flow before income taxes	683,124	599,826	358,653	719,882	712,856
Year-end average BOE price for PV10 purposes	25.89	24.91	14.13	21.13	19.37
Other:
Return on average shareholders' equity	17.50%	17.90%	14.00%	28.80%	15.50%
Return on average total assets	10.80%	11.70%	8.80%	16.90%	9.10%
Total debt/total debt plus equity	20.2%	8.0%	14.0%	14.7%	30.8%
Year-end stock price	$20.25	$17.05	$15.70	$13.38	$15.13
Year-end market capitalization	$441,516	$370,865	$341,192	$294,699	$332,920

(1)	Net income, basic earnings per share, and diluted earnings per share decreased by $(1,969), $(.09) and $(.09) in 2003, decreased by $(814), $(.04) and $(.04) in 2002, decreased by $(953), $(.04) and $(.04) in 2001, increased by $583, $.02, $.03 in 2000 and decreased by $(634), $(.03) and $(.03) in 1999, respectively, as a result of the restatement, see Note 14 under Item 8 "Financial Statements and Supplementary Data".

(2)	Shareholders' Equity has been restated by $4 and $386 in 2000 and 1999, respectively, see Note 14 under Item 8 "Financial Statements and Supplementary Data".

(3)	Including monthly expenses in excess of monthly revenues from cogeneration operations of $2.08, $1.72, $1.31, $.53, and $0 for the years 2003, 2002, 2001, 2000, and 1999, respectively.

(4)	See Supplemental Information About Oil & Gas Producing Activities.

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

Restatement of Financial Information

As further discussed in Note 14 to the financial statements, the Company has restated its financial statements to account for the Company’s stock option plan using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering underlying unexercised options in payment of the exercise price of the options and related taxes. While the Company had accounted for options issued under the plan as fixed awards with compensation expense recorded for certain option exercises, it has been determined that variable plan accounting is required under generally accepted accounting principles in the United States. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. These adjustments are reflected in the financial statements with the cumulative adjustment to Shareholders’ Equity as of January 1, 2001 resulting in an increase in Capital in Excess of Par Value of $.4 million, increase in Deferred Stock Based Compensation of $.1 million and decrease in Retained Earnings of $.3 million. As a result of the restatement, Capital in Excess of Par Value was increased by $6.7 million, $3.2 million, and $1.8 million as of December 31, 2003, 2002, and 2001, respectively. Deferred Stock-Based Compensation increased by $1.0 million, $.3 million and $.1 million as of December 31, 2003, 2002, and 2001, respectively. Retained Earnings decreased by $4.1 million, $2.1 million and $1.3 million as of December 31, 2003, 2002, and 2001, respectively. The adjustments decreased the Company’s net income by $2.0 million or $0.09 per share (diluted) in 2003, $.8 million, or $0.04 per share (diluted) in 2002, and $1.0 million, or $0.04 per share (diluted) in 2001. The Company has also restated its results of operations for each of the quarters in 2003 and 2002 as discussed under "Selected Quarterly Financial Data" on page 50. Amounts in the ensuing discussion have been adjusted for these restatements where applicable.

Results of Operations

In 2003, the Company achieved a record year for revenues and its second highest net income. The Company earned $32.4 million, or $1.47 per share (diluted), in 2003 on revenues of $181 million, up 11% from $29.2 million, or $1.33 per share (diluted), on revenues of $131 million in 2002, and up from $21 million, or $.95 per share (diluted), on revenues of $138 million earned in 2001.

The following table presents certain operating data for the years ended December 31:

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Oil and Gas
Net production – BOE/D	16,549	14,387	13,820
Per BOE:
Average sales price before hedging	$24.48	$20.11	$19.63
Average sales price after hedging	22.52	19.39	19.79
Operating costs(1)	9.41	7.94	7.50
Production taxes	0.64	0.55	0.49
Total operating costs	$10.05	$8.49	$7.99

DD&A	$3.40	$3.13	$3.28
G&A	2.13	1.75	1.73
Interest expense	0.23	0.20	0.74

Electricity
Electric power produced - MWh/D	2,100	2,050	1,325
Electric power sold – MWh/D	1,925	1,848	1,245
Average sales price/MWh before hedging	$62.91	$40.06	$79.14
Average sales price/MWh after hedging	$61.95	$39.64	$79.14
Fuel gas cost/MMBtu	$4.88	$3.13	$5.76

(1)	Including monthly expenses in excess of monthly revenues from cogeneration operations of $2.08, $1.72 and $1.31 in 2003, 2002 and 2001 respectively.

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

The Company primarily is at risk to reductions in operating income as a result of declines in crude oil and electricity prices and increases in natural gas prices. To assist in mitigating these risks, the Company periodically enters into various types of commodity hedges. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

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

G&A expenses in 2003 were $12.9 million, or $2.13 per BOE, up 40% from $9.2 million, or $1.75 per BOE in 2002 and up 48% from $8.7 million, or $1.73 per BOE in 2001. Contributing to the increase in 2003 was higher compensation expenses, the expansion into the Rocky Mountain region, and a higher level of acquisition activity. Included in these amounts is stock option compensation of $3.9 million, $1.3 million, and $1.6 million in 2003, 2002, and 2001, respectively, which are primarily non-cash charges resulting from mark-to-market adjustments under the variable method of accounting. For 2004, the Company anticipates that its G&A expenses will approximate $10.5 million or range from $1.35 to $1.45 per BOE.

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

The Company experienced an effective tax rate of 12% in 2003, down from the 20% and 18% reported in 2002 and 2001, respectively. The low effective tax rate is primarily a result of significant EOR tax credits earned by the Company’s continued investment in the development of its thermal EOR projects, both through capital expenditures and continued steam injection. This is the sixth consecutive year that the Company has achieved an effective tax rate below 30% versus the combined federal and state statutory rate of 40%. The Company believes it will continue to earn significant EOR tax credits. and have an effective tax rate in the 20% to 30% range in 2004, based on WTI prices averaging between $26.50 and $35.50.

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

Financial Condition, Liquidity and Capital Resources

Working capital as of December 31, 2003 was negative ($3.5) million, up from a negative ($2.9) million at December 31, 2002 and a positive $6.3 million at December 31, 2001. Net cash provided by operating activities increased to $64.8 million, up 12% from $57.9 million in 2002 and up 83% from $35.4 million in 2001. The Company’s net increase in borrowings on its credit line was $35 million in 2003. Cash was used to fund $48.6 million in property acquisitions, for capital expenditures of $41.5 million and to pay dividends of $10.2 million.

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

Management is required to make judgments based on historical experience and future expectations on the future abandonment cost of its oil and gas properties and equipment. The Company reviews its estimate of the future obligation quarterly and accrues the estimated obligation monthly based on SFAS No. 143, "Accounting for Asset Retirement Obligations".

Recent Accounting Developments

In the fourth quarter of 2002, the Company adopted the supplemental disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company records compensation related to employee stock options using the variable method accounting prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148 encourages companies to voluntarily elect to record the compensation based on market value either prospectively, as defined in SFAS No. 123, or retroactively or in a modified prospective method. The Company uses the Black-Scholes model to calculate and disclose the market value of its options granted.

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

During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of certain entities that are determined to be variable interest entities ("VIE’s"). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. The Company has reviewed its financial arrangements and has not identified any material VIE’s that should be consolidated by the Company in accordance with FIN 46.

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

Based on NYMEX futures prices at December 31, 2003, (WTI $30.64; Henry Hub (HH) $5.21) the Company would expect to make pre-tax future cash payments over the remaining term of its crude oil and natural gas hedges in place as follows:

	12/31/03	Impact of percent change in futures prices on earnings (in thousands)
	NYMEX Futures	-20%	-10%	+ 10%	+ 20%

Average WTI Price	$30.64	$24.51	$27.57	$33.70	$36.77

Crude Oil gain/(loss)	(8,400)	4,730	(1,710)	(12,420)	(16,160)

Average HH Price	5.21	4.17	4.69	5.73	6.25

Natural Gas gain/(loss)	410	(3,720)	(1,650)	2,470	4,530

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

Item 8. Financial Statements and Supplementary Data

BERRY PETROLEUM COMPANY
Index to Financial Statements and
Supplementary Data

Page

Report of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	24

Balance Sheets at December 31, 2003 and 2002	25

Statements of Income for the
Years Ended December 31, 2003, 2002 and 2001	26

Statements of Comprehensive Income for the
Years Ended December 31, 2003, 2002 and 2001	26

Statements of Shareholders' Equity for the
Years Ended December 31, 2003, 2002 and 2001	27

Statements of Cash Flows for the
Years Ended December 31, 2003, 2002 and 2001	28

Notes to the Financial Statements	29

Supplemental Information About Oil & Gas Producing Activities (unaudited)	41

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Berry Petroleum Company

In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Berry Petroleum Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 20, 2004, except for Note 14, as to which the date is August 6, 2004

BERRY PETROLEUM COMPANY
Balance Sheets
December 31, 2003 and 2002
(In Thousands, Except Share Information)

	2003	2002
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,658	$9,866
Short-term investments available for sale	663	660
Accounts receivable	23,506	15,582
Deferred income taxes	6,410	2,030
Prepaid expenses and other	2,049	1,753
Total current assets	43,286	29,891

Oil and gas properties (successful efforts basis),
buildings and equipment, net	295,151	228,475
Other assets	1,940	959

	$340,377	$259,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,490	$19,189
Accrued liabilities	4,214	6,470
Income taxes payable	4,412	3,001
Fair value of derivatives	5,710	4,123
Total current liabilities	46,826	32,783

Long-term liabilities:
Deferred income taxes	38,559	34,013
Long-term debt	50,000	15,000
Abandonment obligation	7,311	4,596
Fair value of derivatives	343	159
	96,213	53,768
Commitments and contingencies (Notes 10 and 11)

Shareholders' equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized;
no shares outstanding	-	-
Capital stock, $.01 par value:
Class A Common Stock, 50,000,000 shares authorized;
20,904,372 shares issued and outstanding (20,852,695 in 2002)	209	209
Class B Stock, 1,500,000 shares authorized;
898,892 shares issued and outstanding (liquidation preference of $899)	9	9
Capital in excess of par value	56,475	52,214
Deferred stock option compensation	(1,108)	(346)
Accumulated other comprehensive loss	(3,632)	(2,569)
Retained earnings	145,385	123,257
Total shareholders' equity	197,338	172,774

	$340,377	$259,325

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Statements of Income
Years ended December 31, 2003, 2002 and 2001
(In Thousands, Except Per Share Data)

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Revenues:
Sales of oil and gas	$135,848	$102,026	$100,146
Sales of electricity	44,200	27,691	35,133
Interest and dividend income	236	536	2,150
Other income	580	1,116	328
	180,864	131,369	137,757
Expenses:
Operating costs – oil and gas production	60,705	44,604	40,281
Operating costs – electricity generation	44,200	27,360	34,722
Depreciation, depletion & amortization	20,514	16,452	16,520
General and administrative	12,868	9,215	8,718
Interest	1,414	1,042	3,719
Dry hole, abandonment and impairment	4,195	-	-
(Recovery) write-off of electricity receivable	-	(3,631)	6,645
Loss on termination of derivative contracts	-	-	1,458

	143,896	95,042	112,063

Income before income taxes	36,968	36,327	25,694
Provision for income taxes	4,605	7,117	4,709

Net income	$32,363	$29,210	$20,985

Basic net income per share	$1.49	$1.34	$0.96

Diluted net income per share	$1.47	$1.33	$0.95

Weighted average number of shares of capital stock outstanding (used to calculate basic net income per share)
	21,772	21,741	21,973

Effect of dilutive securities:
Stock options	204	156	113
Other	44	42	24

Weighted average number of shares of capital stock used to calculate diluted net income per share
	22,020	21,939	22,110

Statements of Comprehensive Income
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

Net income	$32,363	$29,210	$20,985
Unrealized gains (losses) on derivatives, net of income
taxes	(3,632)	(2,569)	-
Reclassification of unrealized gains included in net income	2,569	-	(441)
Comprehensive income	$31,300	$26,641	$20,544

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Statements of Shareholders’ Equity
Years Ended December 31, 2003, 2002 and 2001
(In Thousands, Except Per Share Data)

						Accumulated
			Capital in	Deferred		Other
			Excess of	Stock Based	Retained	Comprehensive	Shareholders’
	Class A	Class B	Par Value	Compensation	Earnings	Income (Loss)	Equity
			(Restated)	(Restated)	(Restated)		(Restated)
Balances at January 1, 2001, as previously reported	$211	$9	$53,686	$-	$90,877	$441	$145,224

Adjustments (Note 14)	-	-	410	(81)	(333)	-	(4)

Balances at January 1, 2001, as restated	211	9	54,096	(81)	90,544	441	145,220

Accrued compensation costs	-	-	1,567	-	-	-	1,567
Deferred director fees – stock
compensation	-	-	156	-	-	-	156
Unearned stock based compensation	-	-	20	(20)	-	-	-
Common stock repurchases	(3)	-	(5,109)	-	-	-	(5,112)
Cash dividends declared - $.40 per share	-	-	-	-	(8,784)	-	(8,784)
Unrealized losses on derivatives	-	-	-	-	-	(441)	(441)
Net income	-	-	-	-	20,985	-	20,985

Balances at December 31, 2001	208	9	50,730	(101)	102,745	-	153,591

Accrued compensation costs	1	-	1,149	-	-	-	1,150
Deferred director fees – stock compensation	-	-	190	-	-	-	190
Unearned stock based compensation	-	-	245	(245)	-	-	-
Retirement of warrants	-	-	(100)	-	-	-	(100)
Cash dividends declared - $.40 per share	-	-	-	-	(8,698)	-	(8,698)
Unrealized losses on derivatives	-	-	-	-	-	(2,569)	(2,569)
Net income	-	-	-	-	29,210	-	29,210

Balances at December 31, 2002	209	9	52,214	(346)	123,257	(2,569)	172,774

Accrued compensation costs	-	-	3,319	-	-	-	3,319
Deferred director fees – stock compensation	-	-	169	-	-	-	169
Unearned stock based compensation	-	-	773	(773)	-	-	-
Amortization of deferred stock option compensation	-	-	-	11	-	-	11
Cash dividends declared - $.47 per share	-	-	-	-	(10,235)	-	(10,235)
Unrealized losses on derivatives	-	-	-	-	-	(1,063)	(1,063)
Net income	-	-	-	-	32,363	-	32,363

Balances at December 31, 2003	$209	$9	$56,475	$(1,108)	$145,385	$(3,632)	$197,338

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001
	(Restated)	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$32,363	$29,210	$20,985
Depreciation, depletion and amortization	20,514	16,452	16,520
Dry hole, abandonment and impairment	3,756	-	-
Deferred stock option compensation	2,872	1,093	1,407
Deferred income taxes	1,496	3,883	(203)
Other, net	400	(184)	(518)
Decrease (increase) in current assets other than cash,
cash equivalents and short-term investments	(9,034)	1,469	10,623
Increase (decrease) in current liabilities other than notes payable	12,458	5,972	(13,381)

Net cash provided by operating activities	64,825	57,895	35,433

Cash flows from investing activities:
Capital expenditures, excluding property acquisitions	(41,555)	(30,632)	(14,895)
Property acquisitions	(48,579)	(5,880)	(2,273)
Proceeds from sale of assets	1,890	-	-
Purchase of short-term investments	(3)	(660)	(1,183)
Maturities of short-term investments	-	594	1,171
Other, net	524	52	151

Net cash used in investing activities	(87,723)	(36,526)	(17,029)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	5,000	45,000
Payment of long-term debt	(5,000)	(15,000)	(45,000)
Dividends paid	(10,235)	(8,698)	(8,784)
Share repurchase program	-	-	(5,112)
Other, net	(1,075)	(43)	(1)

Net cash provided by (used in) financing activities	23,690	(18,741)	(13,897)

Net increase in cash and cash equivalents	792	2,628	4,507
Cash and cash equivalents at beginning of year	9,866	7,238	2,731

Cash and cash equivalents at end of year	$10,658	$9,866	$7,238

Supplemental disclosures of cash flow information:
Interest paid	$2,125	$1,321	$3,532
Income taxes paid	$2,510	$5,420	$5,635

Supplemental non-cash activity:

Decrease in fair value of derivatives:
Current (net of income taxes of $635 and $1,649)	$952	$2,474	$-
Non-current (net of income taxes of $74 and $63)	111	95	-
Net decrease to accumulated other comprehensive income	$1,063	$2,569	$-

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

Hedging

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, or in the case of options based on the change in intrinsic value. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss, such as time value for option contracts, is recognized immediately as operating costs in the statement of operations. See Note 3 - Fair Value of Financial Instruments.

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

Conventional Steam Costs

The costs of producing conventional steam are included in "Operating costs - oil and gas production."

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

Shipping and Handling Costs

Shipping and handling costs, which consist primarily of natural gas transportation costs, are included in both "Operating costs - oil and gas production" or "Operating costs - electricity generation," as applicable. Natural gas transportation costs included in these categories were $4.0 million, $1.4 million, and $1.2 million for 2003, 2002 and 2001, respectively.

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

2.   Summary of Significant Accounting Policies (cont'd)

Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures compensation cost using the variable method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plan. As the Company had permitted option holders to exercise options by surrendering underlying unexercised options in payment of the exercise price of the options and related taxes, variable plan accounting is required under generally accepted accounting principles in the United States. As a result, while no compensation cost has been recognized at the grant date as the exercise price of all stock option grants was equal to 100% of the market price of the Company’s common stock as of the date of grant, subsequent changes in the market price of the Company’s stock to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized. In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002..

Had compensation cost for the Company’s stock based compensation plan (see Note 12) been based upon the fair value at the grant dates for awards under the plan consistent with SFAS No. 123, the Company’s compensation cost, net of related tax effects, net income and earnings per share would have been recorded as the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Compensation cost, net of income taxes:
As reported	$2,335	$806	$979
Pro forma	1,323	701	758

Net income:
As reported	32,363	29,210	20,985
Pro forma	33,375	29,315	21,206

Basic net income per share:
As reported	1.49	1.34	0.96
Pro forma	1.53	1.35	0.97

Diluted net income per share:
As reported	1.47	1.33	0.95
Pro forma	1.52	1.34	0.96

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

Recent Accounting Developments

In the fourth quarter of 2002, the Company adopted the supplemental disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company records compensation related to employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148 encourages companies to voluntarily elect to record the compensation based on market value either prospectively, as defined in SFAS No. 123, or retroactively or in a modified prospective method. The Company uses the Black-Scholes model to calculate and disclose the market value of its options granted.

In November 2002 the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Adoption of this Interpretation did not have a material impact on the Company’s Financial Statements.

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

During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of certain entities that are determined to be variable interest entities ("VIE’s"). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. The Company has reviewed its financial arrangements and has not identified any material VIE’s that should be consolidated by the Company in accordance with FIN 46.

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

To protect the Company’s revenues from potential price declines, the Company periodically enters into hedge contracts covering up to 50% of production. As a result of hedging activities, the Company’s revenue was reduced by $11.8 million, $3.8 million, and $0 in 2003, 2002 and 2001, respectively, which was reported in "Sales of oil and gas" in the Company’s financial statements.

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

Sales amounts will not agree to the Statements of Income due primarily to the effects of hedging and a revenue sharing royalty paid on a portion of the Company’s Midway-Sunset crude oil sales, which is netted in "Sales of oil and gas" on the Statements of Income.

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

5.  Oil and Gas Properties, Buildings and Equipment

Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):

	2003	2002
Oil and gas:
Proved properties:
Producing properties, including intangible drilling costs	$238,303	$180,942
Lease and well equipment(1)	191,664	160,264
	429,967	341,206
Unproved properties
Properties, including intangible drilling costs	2,925	6,725
Lease and well equipment	10	653
	2,935	7,378

	432,902	348,584

Less accumulated depreciation, depletion and amortization	139,514	121,695

	293,388	226,889
Commercial and other:
Land	333	173
Buildings and improvements	3,703	3,838
Machinery and equipment	4,266	3,922
	8,302	7,933
Less accumulated depreciation	6,539	6,347

	1,763	1,586

	$295,151	$228,475
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

Results of operations from oil and gas producing	2003	2002	2001
and exploration activities (in thousands):

Sales to unaffiliated parties	$135,848	$102,026	$100,146
Production costs	(60,705)	(44,604)	(40,281)
Depreciation, depletion and amortization	(20,215)	(16,124)	(16,175)
Dry hole, abandonment and impairment	(4,195)	-	-
	50,733	41,298	43,690
Income tax expenses	(8,246)	(7,933)	(10,740)
Results of operations from producing and
exploration activities	$42,487	$33,365	$32,950

6.  Debt Obligations

	2003	2002
Long-term debt for the years ended December 31 (in thousands):

Revolving bank facility	$50,000	$15,000

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

2003

Beginning abandonment obligation December 31, 2002	$4,596
Liabilities incurred	2,623
Liabilities settled	(439)
Accretion expense	531

Ending abandonment obligation December 31, 2003	$7,311

9.  Income Taxes

The Provision for income taxes consists of the following (in thousands):

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Current:
Federal	$2,490	$2,340	$3,612
State	619	894	1,300
	3,109	3,234	4,912
Deferred:
Federal	$2,027	$4,286	$(332)
State	(531)	(403)	129
	1,496	3,883	(203)
Total	$4,605	$7,117	$4,709

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

	2003	2002
	(Restated)	(Restated)
Deferred tax asset:
Federal benefit of state taxes	$318	$350
Credit/deduction carryforwards	23,440	15,454
Stock option costs	2,185	1,251
Derivatives	2,421	1,712
Other, net	1,488	(1,187)
	29,852	17,580
Deferred tax liability:
Depreciation and depletion	(61,425)	(49,458)
Other, net	(253)	27

	(61,678)	(49,431)

Net deferred tax liability	$(31,826)	$(31,851)

Reconciliation of the statutory federal income tax rate to the effective income tax rate follows.

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Tax computed at statutory federal rate	35%	35%	35%

State income taxes, net of federal benefit	1	1	1
Tax credits	(24)	(15)	(17)
Other	-	(1)	(1)

Effective tax rate	12%	20%	18%

The Company has approximately $20 million of federal and $11 million of state (California) EOR tax credit carryforwards available to reduce future income taxes. The EOR credits will begin to expire in 2020 and 2014 for federal and California, respectively.

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

10.  Commitments

Operating Leases - Office Space

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

The options vest 25% per year for four years. The 1994 Plan also allows for option grants to the Board of Directors under a formula plan whereby all non-employee Directors receive 5,000 options annually on December 2nd at the fair value on the date of grant. The options granted to the non-employee Directors vest immediately.

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

12.  Stock Option Plan (Cont’d)

The following is a summary of stock-based compensation activity for the years 2003, 2002 and 2001.

	2003	2002	2001
	Options	Options	Options

Balance outstanding, January 1	1,604,575	1,474,962	1,407,837
Granted	411,500	241,200	239,500
Exercised	(294,150)	(95,837)	(65,125)
Canceled/expired	(20,000)	(15,750)	(107,250)
Balance outstanding, December 31	1,701,925	1,604,575	1,474,962

Balance exercisable at December 31	1,037,275	1,153,000	1,010,712

Available for future grant	615,600	1,007,100	232,550

Exercise price-range	$ 15.10	$ 16.56	$ 14.40
	to 20.30	to 18.05	to 16.96
Weighted average remaining contractual life (years)	7	7	7
Weighted average fair value per option granted during the year based on the Black-Scholes pricing model	$ 5.11	$ 5.25	$ 5.87

Weighted average option exercise price information for the years 2003, 2002 and 2001 as follows.

	2003	2002	2001
Outstanding at January 1	$15.17	$14.80	$14.58
Granted during the year	19.31	16.14	16.16
Exercised during the year	13.15	11.87	13.12
Cancelled/expired during the year	16.55	15.92	16.01
Outstanding at December 31	16.50	15.17	14.80
Exercisable at December 31	15.62	14.81	14.55

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

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

14.   Restatement of Financial Information

The Company has restated its financial statements to account for the Company’s stock option plan using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering underlying unexercised options in payment of the exercise price of the options and related taxes. While the Company had accounted for options issued under the plan as fixed awards with compensation expense recorded for certain option exercises, it has been determined that variable plan accounting is required under generally accepted accounting principles in the United States. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. These adjustments are reflected in the financial statements with the cumulative adjustment to Shareholders’ Equity as of January 1, 2001 resulting in an increase in Capital in Excess of Par Value of $.4 million, increase in Deferred Stock Based Compensation of $.1 million and decrease in Retained Earnings of $.3 million. As a result of the restatement, Capital in Excess of Par Value was increased by $6.7 million, $3.2 million, and $1.8 million as of December 31, 2003, 2002, and 2001, respectively. Deferred Stock-Based Compensation increased by $1.0 million, $.3 million and $.1 million as of December 31, 2003, 2002, and 2001, respectively. Retained Earnings decreased by $4.1 million, $2.1 million and $1.3 million as of December 31, 2003, 2002, and 2001, respectively. The adjustments decreased the Company’s net income by $2.0 million, or $0.09 per share (diluted) in 2003, $.8 million, or $0.04 per share (diluted)  in 2002, and $1.0 million, or $0.04 per share (diluted) in 2001.

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

14.   Restatement of Financial Information (Cont'd)

The following sets forth the effects of the aforementioned restatements to the Company’s Balance Sheet at December 31, 2003 and December 31, 2002, and its Income Statements and Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

CONDENSED BALANCE SHEETS (In Thousands)

	December 31, 2003
	As Previously		As
	Reported	Adjustments	Restated

ASSETS
Deferred income taxes	$4,410	$2,000	$6,410
Other assets	$1,755	$185	$1,940

Total assets	$338,192	$2,185	$340,377

LIABILITIES AND SHAREHOLDERS' EQUITY
Income taxes payable	$4,238	$174	$4,412
Deferred income taxes	$38,168	$391	$38,559

Total liabilities	142,474	565	143,039

Capital stock	218	-	218
Capital in excess of par value	49,678	5,689	55,367
Accumulated other comprehensive loss	(3,632)	-	(3,632)
Retained earnings	149,454	(4,069)	145,385

Total liabilities and shareholders' equity	$338,192	$2,185	$340,377

	December 31, 2002
	As Previously		As
	Reported	Adjustments	Restated

ASSETS
Deferred income taxes	$844	$1,186	$2,030
Other assets	$893	$66	$959

Total assets	$258,073	$1,252	$259,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Income taxes payable	$2,612	$389	$3,001
Deferred income taxes	$33,866	$147	$34,013

Total liabilities	86,015	536	86,551

Capital stock	218	-	218
Capital in excess of par value	49,052	2,816	51,868
Accumulated other comprehensive loss	(2,569)	-	(2,569)
Retained earnings	125,357	(2,100)	123,257

Total liabilities and shareholders' equity	$258,073	$1,252	$259,325

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

14.   Restatement of Financial Information (Cont'd)

CONDENSED INCOME STATEMENTS (In Thousands)

	December 31, 2003

	As Previously		As
	Reported	Adjustments	Restated

REVENUES	$180,864	$-	$180,864

EXPENSES
Operating costs	104,905	-	104,905
Depreciation, depletion & amortization	20,514	-	20,514
General & administrative	9,586	3,282	12,868
Interest	1,414	-	1,414
Other expenses	4,195	-	4,195
	140,614	3,282	143,896

Income before income taxes	40,250	(3,282)	36,968
Provision for income taxes	5,918	(1,313)	4,605

Net income	$34,332	$(1,969)	$32,363

Basic net income per share	$1.58	$(0.09)	$1.49

Diluted net income per share	$1.56	$(0.09)	$1.47

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,772		21,772

Effect of dilutive securities
Stock options	204		204
Other	44		44

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	22,020		22,020

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

14.   Restatement of Financial Information (Cont'd)

CONDENSED INCOME STATEMENTS (In Thousands)

	Year ended
	December 31, 2002

	As Previously		As
	Reported	Adjustments	Restated

REVENUES	$131,369	$-	$131,369

EXPENSES
Operating costs	71,964	-	71,964
Depreciation, depletion & amortization	16,452	-	16,452
General & administrative	7,928	1,287	9,215
Interest	1,042	-	1,042
Other expenses	(3,631)	-	(3,631)
	93,755	1,287	95,042

Income before income taxes	37,614	(1,287)	36,327
Provision for income taxes	7,590	(473)	7,117

Net income	$30,024	$(814)	$29,210

Basic net income per share	$1.38	$(0.04)	$1.34

Diluted net income per share	$1.37	$(0.04)	$1.33

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,741		21,741

Effect of dilutive securities
Stock options	156		156
Other	42		42

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	21,939		21,939

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

14.   Restatement of Financial Information (Cont'd)

CONDENSED INCOME STATEMENTS (In Thousands)

	Year ended
	December 31, 2001
	As Previously		As
	Reported	Adjustments	Restated

REVENUES	$137,757	$-	$137,757

EXPENSES
Operating costs	75,003	-	75,003
Depreciation, depletion & amortization	16,520	-	16,520
General & administrative	7,174	1,544	8,718
Interest	3,719	-	3,719
Write-off of electricity receivable	6,645	-	6,645
Other expenses	1,458	-	1,458
	110,519	1,544	112,063

Income before income taxes	27,238	(1,544)	25,694
Provision for income taxes	5,300	(591)	4,709

Net income	$21,938	$(953)	$20,985

Basic net income per share	$1.00	$(0.04)	$0.96

Diluted net income per share	$0.99	$(0.04)	$0.95

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,973		21,973

Effect of dilutive securities
Stock options	113		113
Other	24		24

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	22,110		22,110

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

14. Restatement of Financial Information (Cont'd)

CONDENSED STATEMENTS OF CASH FLOWS (In Thousands)

	Year ended
	December 31, 2003
	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$34,332	$(1,969)	$32,363
Adjustments to reconcile net income to net cash
provided in operating activities	30,493	1,969	32,462

Net cash provided by operating activities	64,825	-	64,825

Cash flows from investing activities:
Net cash used in investing activities	(87,723)	-	(87,723)

Cash flows from financing activities:
Net cash provided by financing activities	23,690	-	23,690

Net increase in cash and cash equivalents	792	-	792
Cash and cash equivalents at beginning of year	9,866	-	9,866

Cash and cash equivalents at end of year	$10,658	$-	$10,658

	Year ended
	December 31, 2002
	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$30,024	$(814)	$29,210
Adjustments to reconcile net income to net cash
provided in operating activities	27,871	814	28,685

Net cash provided by operating activities	57,895	-	57,895

Cash flows from investing activities:
Net cash used in investing activities	(36,526)	-	(36,526)

Cash flows from financing activities:
Net cash used in financing activities	(18,741)	-	(18,741)

Net increase in cash and cash equivalents	2,628	-	2,628
Cash and cash equivalents at beginning of year	7,238	-	7,238

Cash and cash equivalents at end of year	$9,866	$-	$9,866

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

14.   Restatement of Financial Information (Cont'd)

CONDENSED STATEMENTS OF CASH FLOWS (In Thousands)

	Year ended
	December 31, 2001
	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$21,938	$(953)	$20,985
Adjustments to reconcile net income to net cash
provided in operating activities	13,495	953	14,448

Net cash provided by operating activities	35,433	-	35,433

Cash flows from investing activities:
Net cash used in investing activities	(17,029)	-	(17,029)

Cash flows from financing activities:
Net cash used in financing activities	(13,897)	-	(13,897)

Net increase in cash and cash equivalents	4,507	-	4,507
Cash and cash equivalents at beginning of year	2,731	-	2,731

Cash and cash equivalents at end of year	$7,238	$-	$7,238

15.  Quarterly Financial Data (unaudited)

The following is a tabulation of unaudited quarterly operating results for 2003 and 2002 (in thousands, except per share data). Net income and per share amounts have been restated as discussed more fully in Note 14 to the financial statements. The impact of these adjustments on the Company’s quarterly financial results are as follows:

	As Previously Reported				Adjustments				As Restated
	Operating	Gross	Net	Per Share	Operating	Gross	Net	Per Share	Operating	Gross	Net	Per Share
2003	Revenues	Profit	Income	(Diluted)	Revenues	Profit	Income	(Diluted)	Revenues	Profit	Income	(Diluted)

First Quarter	$46,766	$16,790	$9,177	$0.42	$-	$-	$1,098	$0.05	$46,766	$16,790	$10,275	$0.47
Second Quarter	39,372	9,187	6,510	0.30	-	-	(1,605)	(0.08)	39,372	9,187	4,905	0.22
Third Quarter	44,108	11,842	8,035	0.36	-	-	(208)	(0.01)	44,108	11,842	7,827	0.35
Fourth Quarter	49,802	17,110	10,610	0.48	-	-	(1,254)	(0.06)	49,802	17,110	9,356	0.42
	$180,048	$54,929	$34,332	$1.56	$-	$-	$(1,969)	$(0.09)	$180,048	$54,929	$32,363	$1.47

	As Previously Reported				Adjustments				As Restated
	Operating	Gross	Net	Per Share	Operating	Gross	Net	Per Share	Operating	Gross	Net	Per Share
2002	Revenues	Profit	Income	(Diluted)	Revenues	Profit	Income	(Diluted)	Revenues	Profit	Income	(Diluted)

First Quarter	$26,807	$8,014	$8,620	$0.40	$-	$-	$107	$-	$26,807	$8,014	$8,727	$0.40
Second Quarter	31,765	10,482	6,827	0.31	-	-	(755)	(0.03)	31,765	10,482	6,072	0.28
Third Quarter	34,933	12,599	7,587	0.35	-	-	(74)	-	34,933	12,599	7,513	0.35
Fourth Quarter	36,212	10,534	6,990	0.32	-	-	(92)	(0.01)	36,212	10,534	6,898	0.31
	$129,717	$41,629	$30,024	$1.37	$-	$-	$(814)	$(0.04)	$129,717	$41,629	$29,210	$1.33

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

BERRY PETROLEUM COMPANY

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

The Company’s Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, subject to and except for the discussion below and elsewhere in this Form 10-K/A concerning the restatement of the Company's financial statements, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The restatement of the Company's financial statements contained in this Form 10-K/A are described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Restatement of Financial Information," and in Note 14 of the Notes to the financial statements in Part II, Item 8.

In July, 2004, the Company became aware of a material weakness relating to the Company’s internal controls and procedures over its financial reporting for stock based compensation relating to its stock option plan. As a result, the Company has performed a review of the method of stock option exercises by employees and directors since the plan’s inception in 1994. Based on this review, the Company determined that variable plan accounting is required in order to comply with generally accepted accounting principles in the United States, which resulted in the restatement discussed in this Form 10-K/A. In response to this matter, the Company, during the third quarter 2004, has remediated the ineffective internal controls through the implementation of enhanced controls to assure that financial reporting is in compliance with generally accepted accounting principles in the United States.

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

PART III

Item 10.      Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from information under the captions "Corporate Governance and Board Matters" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year. Information regarding Executive Officers is contained in this report in Part I, Item 1 titled "Business and Properties".

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

Item 14.      Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption "Fees to Independent Accountants for 2003 and 2002" in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

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

10.11
Purchase and sale agreement between the Registrant and Willliams Production Company (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-9735)

23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of DeGolyer and MacNaughton (filed as Exhibit 23.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-9735)
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a)
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
99.1	Undertaking for Form S-8 Registration Statements
99.2*	Form of Indemnity Agreement of Registrant (filed as Exhibit 28.2 in Registrant's Registration Statement on Form S-4 filed on April 7, 1987, File No. 33-13240)
99.3*	Form of "B" Group Trust (filed as Exhibit 28.3 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed on May 22, 1987, File No. 33-13240)

* Incorporated by reference
** Pursuant to 17CFR240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission, pursuant to a Confidential Treatment Request filed with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on August 9, 2004.

BERRY PETROLEUM COMPANY

/s/ Robert F. Heinemann	/s/ Ralph J. Goehring	/s/ Donald A. Dale
ROBERT F. HEINEMANN	RALPH J. GOEHRING	DONALD A. DALE
President and	Executive Vice President and	Controller
Chief Executive Officer	Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)

