Form 10-Q/A
period 2004-03-31
BERRY PETROLEUM CO
filed 2004-08-09
CIK 778438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          YES  ☒     NO  ☐

The number of shares of each of the registrant’s classes of capital stock outstanding as of March 31, 2004, was 20,925,096 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

BERRY PETROLEUM COMPANY MARCH 31, 2004 INDEX
Page No.
PART I.Financial Information

Item 1.Financial Statements

Condensed Balance Sheets at March 31, 2004 and December 31, 2003	4

Condensed Income Statements for the Three Month Periods Ended March 31, 2004 and 2003	5

Condensed Statements of Comprehensive Income for the Three Month Periods Ended March 31, 2004 and 2003	5

Condensed Statements of Cash Flows for the Three Month Periods Ended March 31, 2004 and 2003	6

Notes to Condensed Financial Statements	7

Item 2.Management's Discussion and Analysis Of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.Controls and Procedures	25

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	26

SIGNATURE	27

TABLE OF CONTENTS

Explanatory Note

This Amendment No. 1 on Form 10-Q/A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 includes unaudited restated financial information for the three months ended March 31, 2004 and 2003. The original Form 10-Q was filed with the Securities and Exchange Commission on May 5, 2004. The purpose of this Amendment is to (i) restate the Company’s previously reported financial information for the three months ended March 31, 2004 and 2003 to account for the Company’s stock option plan using variable plan accounting as more fully described in Note 3 to the condensed financial statements included in Item 1 of this Form 10-Q/A and (ii) restate the financial information for the three months ended March 31, 2004 (as restated for variable plan accounting for stock options described in (i) above) due to the Company’s adoption of the fair value method of accounting for stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 effective January 1, 2004 as more fully described in Note 4 to the condensed financial statements included in Item 1 of this Form 10-Q/A. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2003. Restated financial information has been included in Note 3 to the condensed financial statements for the periods ending June 30, 2003 and September 30, 2003 for informational purposes.

All information contained in this Amendment is as of the original filing date of the Form 10-Q for the quarterly period ended March 31, 2004 and does not reflect any subsequent information or events other than the restatement of financial information referred to above. Forward looking statements have not been updated for events or operations subsequent to May 5, 2004.

BERRY PETROLEUM COMPANY Part I. Financial Information Item 1. Financial Statements Condensed Balance Sheets (In Thousands, Except Share Information)
	March 31, 2004 (Unaudited) (Restated)	December 31, 2003 (Unaudited) (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$9,383	$10,658
Short-term investments available for sale	665	663
Accounts receivable	26,722	23,506
Deferred income taxes	7,733	6,410
Prepaid expenses and other	2,150	2,049
Total current assets	46,653	43,286

Oil and gas properties (successful efforts basis), buildings and equipment, net	306,545	295,151
Other assets	2,593	1,940
	$355,791	$340,377

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,315	$32,490
Accrued liabilities	4,678	4,214
Accrued Compensation	4,478	-
Income taxes payable	6,057	4,412
Fair value of derivatives	6,088	5,710
Total current liabilities	52,616	46,826

Long-term liabilities:
Deferred income taxes	41,321	38,559
Accrued Compensation	887	-
Long-term debt	50,000	50,000
Abandonment obligation	7,369	7,311
Other	-	343
Total long-term liabilities	99,577	96,213

Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares outstanding	-	-
Capital stock, $.01 par value:
Class A Common Stock, 50,000,000 shares authorized; 20,925,096 shares issued and outstanding at March 31, 2004 (20,904,372at December 31, 2003)	209	209
Class B Stock, 1,500,000 shares authorized; 898,892 shares issued and outstanding (liquidation preference of $899)	9	9
Capital in excess of par value	53,300	56,475
Deferred Stock Option Compensation	-	(1,108)
Accumulated other comprehensive loss	(3,267)	(3,632)
Retained earnings	153,347	145,385
Total shareholders' equity	203,598	197,338
	$355,791	$340,377

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Condensed Income Statements
Three Month Periods Ended March 31, 2004 and 2003
(In Thousands, Except Per Share Information)
(Unaudited)
	2004 (Restated)	2003 (Restated)
Revenues:
Sales of oil and gas	$45,205	$34,354
Sales of electricity	11,934	12,418
Interest and other income, net	203	20
	57,342	46,792
Expenses:
Operating costs - oil and gas production	18,020	13,184
Operating costs - electricity generation	11,934	12,418
Depreciation, depletion and amortization	7,209	4,454
General and administrative	6,575	427
Dry hole, abandonment and impairment	-	2,487
Interest	531	209
	44,269	33,179

Income before income taxes	13,073	13,613
Provision for income taxes	2,709	3,338

Net income	$10,364	$10,275

Basic net income per share	$.48	$.47
Diluted net income per share	$.47	$.47
Cash dividends per share	$.11	$.10

Weighted average number of shares of capital stock outstanding used to calculate basic net income per share	21,817	21,758
Effect of dilutive securities:
Stock options	404	120
Other	52	42

Weighted average number of shares of capital stock used to calculate diluted net income per share	22,273	21,920

Condensed Statements of Comprehensive Income Three Month Periods Ended March 31, 2004 and 2003 (in Thousands) (Unaudited)
	2004	2003

Net income	$10,364	$10,275
Unrealized gains (losses) on derivatives, (net of income taxes of $243 and $(1,422), respectively)	364	(2,133)
Comprehensive income	$10,728	$8,142

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Condensed Statements of Cash Flows
Three Month Periods Ended March 31, 2004 and 2003
(In Thousands)
(Unaudited)
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$10,364	$10,275
Depreciation, depletion and amortization	7,209	4,454
Dry hole, abandonment and impairment	(105)	2,487
Deferred income tax liability	2,270	990
Deferred stock option compensation	3,240	(1,888)
Other, net	147	60
(Increase) in current assets other than cash, cash equivalents and short-term investments	(4,490)	(4,566)
Increase(decrease)in current liabilities	931	(3,453)

Net cash provided by operating activities	19,566	8,359

Cash flows from investing activities:
Capital expenditures	(18,440)	(2,324)
Property acquisitions	-	(2,547)

Net cash used in investing activities	(18,440)	(4,871)

Cash flows from financing activities:
Dividends paid	(2,401)	(2,175)

Net cash used in financing activities	(2,401)	(2,175)

Net (decrease)increase in cash and cash equivalents	(1,275)	1,313

Cash and cash equivalents at beginning of year	10,658	9,866

Cash and cash equivalents at end of period	$9,383	$11,179

Supplemental non-cash activity:
Increase(decrease) in fair value of derivatives:
Current (net of income taxes of $(151) and $(1,363) in 2004 and 2003, respectively)	$(227)	$(2,045)
Non-current (net of income taxes of $394 and$(59) in 2004 and 2003, respectively)	591	(88)

Net increase (decrease) to accumulated other comprehensive income	$364	$(2,133)

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

1. All adjustments which are, in the opinion of Management, necessary for a fair presentation of the Company’s financial position at March 31, 2004 and December 31, 2003 and results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 have been included. All such adjustments are of a normal recurring nature, except as indicated in Notes 3 and 4. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2003 financial statements, except as indicated in Notes 3 and 4. The December 31, 2003 Form 10-K/A should be read in conjunction herewith. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options

Amendment No. 1 on Form 10-Q/A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 includes unaudited restated financial information for the three months ended March 31, 2004 and 2003. The original Form 10-Q was filed with the Securities and Exchange Commission on May 5, 2004. The purpose of the Amendment is to (i) restate the Company’s previously reported financial information for the three months ended March 31, 2004 and 2003 to account for the Company’s stock option plan using variable plan accounting and (ii) restate the financial information for the three months ended March 31, 2004 (as restated for variable plan accounting for stock options described in (i) above) due to the Company’s adoption of the fair value method of accounting for stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 effective January 1, 2004 as more fully described in Note 4 to the financial statements.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options (Cont'd)

The Company restated its financial position as of December 31, 2003 and 2002 and results of operations and cash flows for the years ended December 31, 2003, 2002, and 2001, to account for the Company’s stock option plan using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering underlying unexercised options in payment of the exercise price of the options and related taxes. While the Company had accounted for options issued under the plan as fixed awards with compensation expense recorded for certain option exercises, it was determined that variable plan accounting is required under generally accepted accounting principles in the United States. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. Amounts in the ensuing discussion have been adjusted for these restatements where applicable.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options (Cont'd)

The effect of the restatement to use variable plan accounting is as follows:

Condensed Income Statements

	Three Months Ended March 31, 2003

	As Previously	Adjustments	Restated
	Reported

REVENUES	$46,792	$-	$46,792

EXPENSES
Operating costs	25,602	-	25,602
Depreciation, depletion & amortization	4,454	-	4,454
General & administrative	2,257	(1,830)	427
Interest	209	-	209
Dry hole, abandonment and impairment	2,487	-	2,487
	35,009	(1,830)	33,179

Income before income taxes	11,783	1,830	13,613
Provision for income taxes	2,606	732	3,338

Net income	$9,177	$1,098	$10,275

Basic net income per share	$0.42	$0.05	$0.47

Diluted net income per share	$0.42	$0.05	$0.47

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,758		21,758

Effect of dilutive securities
Stock options	120		120
Other	42		42

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	21,920		21,920

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options (Cont'd)

Condensed Income Statements

	Three Months Ended June 30, 2003

	As Previously	Adjustments	Restated
	Reported

REVENUES	$39,593	$-	$39,593

EXPENSES
Operating costs	25,525	-	25,525
Depreciation, depletion & amortization	4,729	-	4,729
General & administrative	2,404	2,675	5,079
Interest	268	-	268
	32,926	2,675	35,601

Income before income taxes	6,667	(2,675)	3,992
Provision for income taxes	157	(1,070)	(913)

Net income	$6,510	$(1,605)	$4,905

Basic net income per share	$0.30	$(0.07)	$0.23

Diluted net income per share	$0.30	$(0.08)	$0.22

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,764		21,764

Effect of dilutive securities
Stock options	145		145
Other	45		45

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	21,954		21,954

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options (Cont'd)

Condensed Income Statements

	Six Months Ended June 30, 2003

	As Previously	Adjustments	Restated
	Reported

REVENUES	$86,385	$-	$86,385

EXPENSES
Operating costs	51,127	-	51,127
Depreciation, depletion & amortization	9,183	-	9,183
General & administrative	4,661	845	5,506
Interest	477	-	477
Dry hole, abandonment and impairment	2,487	-	2,487
	67,935	845	68,780

Income before income taxes	18,450	(845)	17,605
Provision for income taxes	2,763	(338)	2,425

Net income	$15,687	$(507)	$15,180

Basic net income per share	$0.72	$(0.02)	$0.70

Diluted net income per share	$0.72	$(0.03)	$0.69

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,761		21,761

Effect of dilutive securities
Stock options	130		130
Other	43		43

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	21,934		21,934

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options (Cont'd)

Condensed Income Statements

	Three Months Ended September 30, 2003

	As Previously	Adjustments	Restated
	Reported

REVENUES	$44,458	$-	$44,458

EXPENSES
Operating costs	27,176	-	27,176
Depreciation, depletion & amortization	5,167	-	5,167
General & administrative	2,002	347	2,349
Interest	368	-	368
	34,713	347	35,060

Income before income taxes	9,745	(347)	9,398
Provision for income taxes	1,710	(139)	1,571

Net income	$8,035	$(208)	$7,827

Basic net income per share	$0.37	$(0.01)	$0.36

Diluted net income per share	$0.36	$(0.01)	$0.35

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,776		21,776

Effect of dilutive securities
Stock options	242		242
Other	47		47

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	22,065		22,065

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options (Cont'd)

Condensed Income Statements

	Nine Months Ended September 30, 2003

	As Previously	Adjustments	Restated
	Reported

REVENUES	$130,843	$-	$130,843

EXPENSES
Operating costs	78,303	-	78,303
Depreciation, depletion & amortization	14,350	-	14,350
General & administrative	6,663	1,192	7,855
Interest	845	-	845
Dry hole, abandonment and impairment	2,487	-	2,487
	102,648	1,192	103,840

Income before income taxes	28,195	(1,192)	27,003
Provision for income taxes	4,473	(477)	3,996

Net income	$23,722	$(715)	$23,007

Basic net income per share	$1.09	$(0.03)	$1.06

Diluted net income per share	$1.08	$(0.03)	$1.05

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,766		21,766

Effect of dilutive securities
Stock options	107		107
Other	44		44

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	21,917		21,917

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options (Cont'd)

Condensed Statements of Cash Flows

	Three Months Ended
	March 31, 2003

	As Previously	Adjustments	Restated
	Reported

Cash flows from operating activities:
Net income	$9,177	$1,098	$10,275

Adjustments to reconcile net income to net cash provided in operating activities	(818)	(1,098)	(1,916)

Net cash provided by operating activities	8,359	-	8,359

Cash flows from investing activities:
Net cash used in investing activities	(4,871)	-	(4,871)

Cash flows from financing activities:
Net cash provided by financing activities	(2,175)	-	(2,175)

Net increase in cash and cash equivalents	1,313	-	1,313
Cash and cash equivalents at beginning of year	9,866	-	9,866

Cash and cash equivalents at end of period	$11,179	$-	$11,179

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options (Cont'd)

Condensed Statements of Cash Flows

	Six Months Ended
	June 30, 2003

	As Previously	Adjustments	Restated
	Reported

Cash flows from operating activities:
Net income	$15,687	$(507)	$15,180

Adjustments to reconcile net income to net cash provided in operating activities	6,718	507	7,225

Net cash provided by operating activities	22,405	-	22,405

Cash flows from investing activities:
Net cash used in investing activities	(19,902)	-	(19,902)

Cash flows from financing activities:
Net cash provided by financing activities	(5,441)	-	(5,441)

Net increase in cash and cash equivalents	(2,938)	-	(2,938)
Cash and cash equivalents at beginning of year	9,866	-	9,866

Cash and cash equivalents at end of period	$6,928	$-	$6,928

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options (Cont'd)

Condensed Statements of Cash Flows

	Nine Months Ended
	September 30, 2003

	As Previously	Adjustments	Restated
	Reported

Cash flows from operating activities:
Net income	$23,722	$(715)	$23,007

Adjustments to reconcile net income to net cash provided in operating activities	16,267	715	16,982

Net cash provided by operating activities	39,989	-	39,989

Cash flows from investing activities:
Net cash used in investing activities	(70,375)	-	(70,375)

Cash flows from financing activities:
Net cash provided by financing activities	31,088	-	31,088

Net increase in cash and cash equivalents	702	-	702
Cash and cash equivalents at beginning of year	9,866	-	9,866

Cash and cash equivalents at end of period	$10,568	$-	$10,568

4. Adoption of Fair Value Accounting for Stock Based Compensation

Effective January 1, 2004, the Company voluntarily adopted the fair value method of accounting for its stock option plan. The modified prospective method was selected as described in SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under this method, the Company has restated results for the first quarter of 2004 to recognize stock compensation expense as if it had applied the fair value method to account for unvested stock options from its original effective date. Stock compensation expense is recognized from the date of grant to the vesting date. During the quarters ended March 31, 2004 and 2003, the Company recorded stock option compensation expense/(benefit) of $3.6 million and $(1.8) million, respectively, which is included in General and Administrative expense.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

4. Adoption of Fair Value Accounting for Stock Based Compensation (Cont'd)

The Company has determined that a portion of its stock option compensation under SFAS 123, "Accounting for Stock-based Compensation," is required to be calculated under variable plan accounting; however, the majority of stock option compensation is accounted for under the fair value method. In accordance with variable plan accounting, the Company will recognize a corresponding liability determined by a mark-to-market valuation of the Company’s stock at each financial reporting date. Accordingly, as of March 31, 2004, $4.5 million and $.9 million have been recorded as current and non-current liabilities, respectively.

The effect of the restatement to use variable plan accounting and the effect of the adoption of SFAS No. 123 effective January 1, 2004 are as follows:

Condensed Balance Sheet

	March 31, 2004

	As Previously	Adjustments	Restated	SFAS 123	As
	Reported			Adjustments	Restated

ASSETS
Deferred income taxes	$4,850	$4,542	$9,400	$(1,666)	$7,733
Other assets	$2,174	$665	$2,839	$(246)	$2,593

Total assets	$352,496	$5,207	$357,703	$(1,912)	$355,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Income taxes payable	$6,360	$(128)	$6,232	$(175)	$6,057
Accrued compensation, current	$-	$-	$-	$4,478	$4,478
Accrued compensation, non-current	$-	$-	$-	$887	$887
Deferred income taxes	$40,797	$524	$41,321	$-	$41,321

Total liabilities	146,607	396	147,003	5,190	152,193

Capital stock	218	-	218	-	218
Capital in excess of par value	49,736	13,668	63,404	(10,104)	53,300
Accumulated other comprehensive loss	(3,267)	-	(3,267)	-	(3,267)
Retained earnings	159,202	(8,857)	150,345	3,002	153,347

Total liabilities and shareholders' equity	$352,496	$5,207	$357,703	$(1,912)	$355,791

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

4.  Adoption of Fair Value Accounting for Stock Based Compensation (Cont'd)

Condensed Income Statement
	Three Months Ended March 31, 2004

	As Previously	Adjustments	Restated	SFAS 123	As
	Reported			Adjustments	Restated

REVENUES	$57,342	$-	$57,342	$-	$57,342

EXPENSES
Operating costs	29,954	-	29,954	-	29,954
Depreciation, depletion & amortization	7,209	-	7,209	-	7,209
General & administrative	3,301	7,978	11,279	(4,704)	6,575
Interest	531	-	531	-	531
	40,995	7,978	48,973	(4,704)	44,269

Income before income taxes	16,347	(7,978)	8,369	4,704	13,073
Provision for income taxes	4,198	(3,191)	1,007	1,702	2,709

Net income	$12,149	$(4,787)	$7,362	$3,002	$10,364

Basic net income per share	$0.56	$(0.22)	$0.34	$0.14	$0.48

Diluted net income per share	$0.55	$(0.21)	$0.34	$0.13	$0.47

Condensed Statement of Cash Flow
	Three Months Ended
	March 31, 2004

	As Previously	Adjustments	Restated	SFAS 123	As
	Reported			Adjustments	Restated

Cash flows from operating activities:
Net income	$12,149	$(4,787)	$7,362	$3,002	$10,364

Adjustments to reconcile net income to net cash provided in operating activities	7,417	4,787	12,204	(3,002)	9,202

Net cash provided by operating activities	19,566		19,566	-	19,566

Cash flows from investing activities:
Net cash used in investing activities	(18,440)	-	(18,440)	-	(18,440)

Cash flows from financing activities:
Net cash provided by financing activities	(2,401)	-	(2,401)	-	(2,401)

Net increase in cash and cash equivalents	(1,275)	-	(1,275)	-	(1,275)
Cash and cash equivalents at beginning of year	10,658	-	10,658	-	10,658

Cash and cash equivalents at end of period	$9,383	$-	$9,383	$-	$9,383

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

4.  Adoption of Fair Value Accounting for Stock Based Compensation (Cont'd)

If the fair value method had been used to record stock option expense for the three months ended March 31, 2003, the following would have been recorded (in thousands, except per share data):

Three Months
Ended
March 31, 2003
(Restated)
Compensation benefit, net of income taxes:
As reported	$(1,078)
Pro forma	(380)

Net income:
As reported	10,275
Pro forma	9,577

Basic net income per share:
As reported	0.47
Pro forma	0.44

Diluted net income per share:
As reported	0.47
Pro forma	0.44

BERRY PETROLEUM COMPANY Part I. Financial Information Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

The Company earned a record net income of $10.4 million, or $.47 per share (diluted), on revenues of $57.3 million in the first quarter of 2004, compared to net income of $10.3 million, or $.47 per share (diluted), in the first quarter of 2003, and up 11% from net income of $9.4 million, or $.42 per share (diluted), in the fourth quarter of 2003. Results in the first quarter of 2003 included an after-tax charge of $1.4 million, representing the cost of an unsuccessful pilot coalbed methane project and associated leasehold acquisition costs in Kansas.

The following table presents certain comparative operating data for the first quarters of 2004 and 2003 and the fourth quarter of 2003.

	Three Months Ended

	Mar 31, 2004	Mar 31, 2003	Dec 31, 2003
Oil and gas:
Net production - BOE/day	19,395	15,736	18,550
Per BOE:
Average sales price, net of hedges (1)	$25.58	$24.23	$22.68
Operating costs (2)	9.24	8.78	8.30
Production taxes	.97	.53	.70
Total operating costs	10.21	9.31	9.00
Depreciation, depletion and amortization (DD&A)	4.08	3.15	3.61
General and administrative expenses(G&A)(3)	3.73	.30	2.94
Interest expense	.30	.15	.33

Electricity:
Electric power produced - MWh/day	2,167	2,137	2,101
Electric power sold - MWh/day	1,956	1,951	1,964
Average sales price, net of hedges - $/MWh	67.05	70.71	62.20
Fuel gas cost - $/MMBtu	5.09	5.40	4.37

(1)Comparative average West Texas Intermediate (WTI) price	$35.25	$33.80	$31.16
(2)Includes monthly expenses in excess of monthly revenues from cogeneration operations	1.81	1.72	1.55
(3)G&A expense related to stock options for the three months ended March 31 and December 31, 2003 are based on the variable method of accounting under APB No. 25 compared to March 31, 2004 which is presented under the fair value method under SFAS 123. See Notes 3 and  4 to the condensed financial statements.

BOE = Barrels of Oil Equivalent

The Company’s production of oil and gas (BOE/day) in the first quarter of 2004 improved to 19,395, up 23% from 15,736 in the first quarter of 2003 and up 5% from 18,550 in the fourth quarter of 2003. Increased production is due primarily to the acquisition of the Brundage Canyon property in Utah in August 2003 and the subsequent development thereof. At Brundage Canyon, the Company drilled 27 new wells during 2003 and 14 new wells during the first quarter of 2004. Production from Brundage Canyon averaged approximately 2,100 BOE per day during the fourth quarter of 2003, increasing to approximately 3,200 BOE per day during the first quarter of 2004. To date, the performance of new wells has exceeded Management’s expectations with current net production from the field at approximately 3,700 BOE per day. The Company plans to drill, at a minimum, an additional 30 wells at Brundage Canyon during 2004.

Production from the Company’s California properties in the first quarter of 2004 remained strong and was within 1% of the record production of 16,164 BOE per day in the fourth quarter of 2003. The Company plans to drill a total of 44 wells on its California properties in 2004. With production increases projected from the Company’s Brundage Canyon and California properties, Management is targeting total production in 2004 to exceed 20,500 BOE per day, up approximately 24% from 2003.

The average price received per BOE, net of hedges, for the Company’s crude oil in the first quarter of 2004 was $25.58 per barrel, up 6% from $24.23 per barrel received in the first quarter of 2003 and up 13% from $22.68 per barrel received in the fourth quarter of 2003.

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

The Company sells approximately 85 MW of electricity from its cogeneration facilities. Approximately 65 MW is sold to utilities under Standard Offer (SO) contracts that are scheduled to terminate on December 31, 2004. In January 2004, the California Public Utilities Commission (CPUC) issued a decision that orders the utilities to continue to purchase energy and capacity from Qualified Facilities (QFs), such as Berry, under 5-year SO contracts. The CPUC recently initiated a rulemaking to determine the price that will be paid under these SO contracts. The Company is carefully reviewing this and other options for the sale of energy beginning in 2005. The remaining 20 MW of electricity continues to be sold to a utility under a long-term SO contract that is scheduled to terminate in March 2009.

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

G&A for the first quarter of 2004 was $6.6 million, or $3.73 per BOE, up from $.4 million, or $.30 per BOE, in the first quarter of 2003 and $5.0 million, or $2.94 per BOE, in the fourth quarter of 2003. The increase in the first quarter of 2004 is primarily due to compensation expense of $3.6 million in the first quarter of 2004 as compared to a $(1.8) million reduction in the first quarter of 2003, due to recognizing compensation expense under the variable method of accounting. The effect of recording these transactions has no effect on the cash position of the Company (See Note 4 to the condensed financial statements related to the impact of adopting the fair value method of accounting for stock options under SFAS No. 123, effective January 1, 2004). For 2004, the Company expects G&A costs of approximately $12.0 million to $13.5 million with the primary variable being the quantity of stock option exercises. The Company estimates G&A costs to range from $1.60 to $1.80 per BOE in 2004.

The Company experienced an effective tax rate of 21% for the first quarter of 2004 compared to 25% for the same period last year. The Company continues to invest in qualifying enhanced oil recovery (EOR) projects. However, the anticipated EOR credit in 2004 relative to higher pre-tax income resulting from higher oil prices and increased production resulted in a higher effective tax rate compared to the 2003 period. Based on current oil prices, the Company anticipates an effective tax rate for 2004 between 26% and 30%.

Liquidity and Capital Resources

Working capital as of March 31, 2004 was negative $5.9 million, down from $3.5 million as of March 31, 2003 and up from a negative $3.5 million as of December 31, 2003. Net cash provided by operating activities was $19.6 million in the first quarter of 2004, up from $8.4 million in the first quarter of 2003 due to higher production levels resulting from the acquisition of Brundage Canyon, improved production on California properties and increases in oil prices, and down from $24.8 million in the fourth quarter of 2003 due primarily to a $10.2 million payment in the first quarter of 2004 for an annual price-based royalty on a Company property.

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
	NYMEX
	Futures	-20%	-10%	+10%	+20%
Average WTI Price	$33.82	$27.05	$30.44	$37.20	$40.58

Crude Oil gain/(loss) (in thousands)	(8,250)	350	(5,250)	(11,140)	(14,040)

Average HH Price	$5.68	$4.54	$5.11	$6.25	$6.82

Natural Gas gain/(loss) (in thousands)	2,230	(2,260)	(10)	4,480	6,730

The Company sells 100% of its electricity production, net of electricity used in its oil and gas operations, under SO contracts to major utilities. Three of the four SO contracts representing approximately 77% of the Company’s electricity for sale expired on December 31, 2003. However, as ordered by the CPUC, these contracts have been extended through December 31, 2004 and the Company is evaluating its options beyond the revised termination dates. Among other things, the CPUC issued a decision in January 2004 that ordered the California utilities to offer SO contracts to certain QFs, such as Berry, for a term of 5 years. The CPUC recently initiated a rulemaking to determine the price that will be paid under these SO contracts. The Company sells the remaining 20 MW to a utility at $53.70 per MWh plus capacity through a long-term SO contract.

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

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 4. Controls and Procedures

Based on an evaluation by the Company’s management as of the end of the period covered by this Quarterly Report on Form 10-Q/A, subject to and except for the discussion below and elsewhere in this Form 10-Q/A concerning the restatement of the Company's financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined by regulations of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

The restatement of the Company’s financial statements contained in this Form 10-Q/A is described in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Statements," and in Note 4 of the Notes to the condensed financial statements included in Part 1, Item 1.

In July, 2004, the Company became aware of a material weakness relating to the Company’s internal controls and procedures over its financial reporting for stock based compensation relating to its stock option plan. As a result, the Company has performed a review of the method of stock option exercises by employees and directors since the plan’s inception in 1994. Based on this review, the Company determined that variable plan accounting is required in order to comply with generally accepted accounting principles in the United States, which resulted in the restatement discussed in this Form 10-Q/A. In response to this matter, the Company, during the third quarter 2004, has remediated the ineffective internal controls through the implementation of enhanced controls to assure that financial reporting is in compliance with generally accepted accounting principles in the United States.

The Company has identified no changes in the internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except as described above.

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

On January 13, 2004, the Company filed a Form 8-K reporting an Item9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's press release announcing the board of directors approved a 2004 capital expenditure budget of approximately $50 million.

On February 18, 2004, the Company filed a Form 8-K reporting an Item 9 -Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's press release announcing financial results for the three months and fiscal year ended December 31, 2003.

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

Date: August 9, 2004

