Form 10-Q
period 2004-06-30
BERRY PETROLEUM CO
filed 2004-08-09
CIK 778438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004
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

The number of shares of each of the registrant's classes of capital stock outstanding as of June 30, 2004, was 21,031,619 shares of Class A Common Stock ($.01 par value) and 898,892 shares of Class B Stock ($.01 par value). All of the Class B Stock is held by a shareholder who owns in excess of 5% of the outstanding stock of the registrant.

BERRY PETROLEUM COMPANY
June 30, 2004
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at June 30, 2004 and December 31, 2003	3

Condensed Income Statements for the Three Month PeriodsEnded June 30, 2004 and 2003	4

Condensed Income Statements for the Six Month Periods Ended June 30, 2004 and 2003	5

Condensed Statements of Comprehensive Income for the Six Month Periods Ended June 30, 2004 and 2003	5
6
Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2004 and 2003
7
Notes to Condensed Financial Statements
13
Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations
17
Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 4. Controls and Procedures Item	18

5. Submission of Matters to a Vote of Security Holders	19

EXHIBIT INDEX

Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	21

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets
(In Thousands, Except Share Information)

	June 30, 2004 (Unaudited)	December 31, 2003 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$11,807	$10,658
Short-term investments available for sale	665	663
Accounts receivable	29,922	23,506
Deferred income taxes	6,503	6,410
Prepaid expenses and other	2,476	2,049
Total current assets	51,373	43,286

Oil and gas properties (successful efforts basis), buildings and equipment, net	311,595	295,151
Other assets	2,517	1,940
	$365,485	$340,377
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,924	$32,490
Accrued liabilities	4,218	4,214
Accrued compensation	2,904	-
Income taxes payable	752	4,412
Fair value of derivatives	5,157	5,710
Total current liabilities	42,955	46,826
Long-term liabilities:
Deferred income taxes	45,018	38,559
Accrued compensation	1,225	-
Long-term debt	50,000	50,000
Abandonment obligation	7,425	7,311
Fair value of derivatives	-	343
Total long-term liabilities	103,668	96,213
Shareholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares outstanding	-	-
Capital stock, $.01 par value: Class A Common Stock, 50,000,000 shares authorized; 21,031,619 shares issued and outstanding at June 30, 2004 (20,904,372 at December 31, 2003)	210	209
Class B Stock, 1,500,000 shares authorized; 898,892 shares issued and outstanding (liquidation preference of $899)	9	9
Capital in excess of par value	54,346	56,475
Deferred stock option compensation	-	(1,108)
Accumulated other comprehensive loss	(2,084)	(3,632)
Retained earnings	166,381	145,385
Total shareholders' equity	218,862	197,338
	$365,485	$340,377

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Condensed Income Statements
Three Month Periods Ended June 30, 2004 and 2003
(In Thousands, Except Per Share Information)
(Unaudited)

	2004	2003 (Restated)
Revenues:
Sales of oil and gas	$52,755	$29,466
Sales of electricity	11,291	9,899
Interest and other income, net	90	228
	64,136	39,593
Expenses:
Operating costs - oil and gas production	19,194	15,626
Operating costs - electricity generation	11,291	9,899
Depreciation, depletion and amortization	8,504	4,729
General and administrative	4,400	5,079
Interest	534	268
	43,923	35,601

Income before income taxes	20,213	3,992
Provision/(benefit) for income taxes	4,935	(913)
Net income	$15,278	$4,905

Basic net income per share	$.70	$.23
Diluted net income per share	$.68	$.22
Cash dividends per share	$.11	$.15
Weighted average number of shares of capital stock outstanding (used to calculate basic net income per share)	21,873	21,764

Effect of dilutive securities: Stock options	488	145
Other	55	45

Weighted average number of shares of capital stock used to calculate diluted net income per share	22,416	21,954

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Condensed Income Statements
Six Month Periods Ended June 30, 2004 and 2003
(In Thousands, Except Per Share Information)
(Unaudited)

	2004	2003 (Restated)
Revenues:
Sales of oil and gas	$97,960	$63,820
Sales of electricity	23,225	22,317
Interest and other income, net	293	248
	121,478	86,385
Expenses:
Operating costs - oil and gas production	37,214	28,810
Operating costs - electricity generation	23,225	22,317
Depreciation, depletion and amortization	15,713	9,183
General and administrative	10,974	5,506
Dry hole and abandonment and impairment	-	2,487
Interest	1,065	477
	88,191	68,780

Income before income taxes	33,287	17,605
Provision for income taxes	7,644	2,425

Net income	$25,643	$15,180

Basic net income per share	$1.17	$.70
Diluted net income per share	$1.15	$.69
Cash dividends per share	$.22	$.25
Weighted average number of shares of capital stock outstanding (used to calculate basic net income per share)	21,845	21,761
Effect of dilutive securities: Stock options	439	130
Other	53	43
Weighted average number of shares of capital stock used to calculate diluted net income per share	22,337	21,934

Condensed Statements of Comprehensive Income
Six Month Periods Ended June 30, 2004 and 2003
(in Thousands)
(Unaudited)

	2004	2003 (Restated)

Net income	$25,643	$15,180
Unrealized gains/(losses) on derivatives, (net of income taxes of $1,032 and $(320), respectively)	1,548	(481)
Comprehensive income	$27,191	$14,699

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Condensed Statements of Cash Flows
Six Month Periods Ended June 30, 2004 and 2003
(In Thousands)
(Unaudited)

	2004	2003 (Restated)
Cash flows from operating activities:
Net income	$25,643	$15,180
Depreciation, depletion and amortization	15,713	9,183
Dry hole, abandonment and impairment	(235)	2,432
Deferred income taxes	6,142	353
Deferred stock option compensation	2,808	672
Other, net	763	277
Increase in current assets other than cash, cash equivalents and short-term investments	(6,877)	(3,984)
Decrease in current liabilities	(6,324)	(1,708)

Net cash provided by operating activities	37,633	22,405

Cash flows from investing activities:
Capital expenditures	(31,838)	(12,636)
Property acquisitions	-	(7,447)
Other, net	-	181

Net cash used in investing activities	(31,838)	(19,902)

Cash flows from financing activities: Dividends paid	(4,646)	(5,441)

Net cash used in financing activities	(4,646)	(5,441)

Net increase (decrease) in cash and cash Equivalents	1,149	(2,938)

Cash and cash equivalents at beginning of year	10,658	9,866

Cash and cash equivalents at end of period	$11,807	$6,928

Supplemental non-cash activity:
Increase (decrease) in fair value of derivatives:
Current (net of income taxes of ($322) and $175 in 2004 and 2003, respectively)	$(484)	$263
Non-current (net of income taxes of ($710) and $145 in 2004 and 2003, respectively)	(1,064)	218
Net increase (decrease) to accumulated other comprehensive income	$(1,548)	$481

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
June 30, 2004
(Unaudited)

1. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 2004 and December 31, 2003 and results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003 have been included. All such adjustments are of a normal recurring nature, except as indicated in notes 3 and 4. The results of operations and cash flows are not necessarily indicative of the results for a full year.

2. The accompanying unaudited condensed financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2003 financial statements, except as noted in Notes 3 and 4. The December 31, 2003 Form 10-K/A and the March 31, 2004 Form 10-Q/A should be read in conjunction herewith. The year-end condensed balance sheet, as restated,  was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3. Restatement of Prior Financial Information for Variable Accounting for Stock Options - The accompanying condensed financial statements reflect certain unaudited restated financial information for the three months and six months ended June 30, 2003, which were included in and described in the Company's original Form 10-Q for the quarter ended June 30, 2003. The original Form 10-Q for the quarter ended June 30, 2003 was filed with the Securities and Exchange Commission on August 6, 2003. The Company is restating its financial information as of June 30, 2003, and results of operations and cash flows for the three months and six months ended June 30, 2003, to account for the Company's stock option plan using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering underlying unexercised options in payment of the exercise price of the options and related taxes. While the Company had accounted for options issued under the plan as fixed awards with compensation expense recorded for certain option exercises, it was determined that variable plan accounting is required under generally accepted accounting principles in the United States. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company's stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company's stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. Amounts in the ensuing discussion have been adjusted for these restatements where applicable.

Accordingly, the income statements for the three and six months ended June 30, 2003 reflect stock compensation using variable plan accounting.  As described in Note 4, the Company adopted the fair value method of accounting for its stock options effective January 1, 2004 using the modified prospective method which does not require restatement of periods prior to the effective date.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
June 30, 2004
(Unaudited)

The effect of the restatement for variable plan accounting is as follows:

Condensed Income Statements

	Three Months Ended June 30, 2003

	As Previously	Adjustments	Restated
	Reported

REVENUES	$39,593	$-	$39,593

EXPENSES
Operating costs	25,525	-	25,525
Depreciation, depletion & amortization	4,729	-	4,729
General & administrative	2,404	2,675	5,079
Interest	268	-	268
	32,926	2,675	35,601

Income before income taxes	6,667	(2,675)	3,992
Provision for income taxes	157	(1,070)	(913)

Net income	$6,510	$(1,605)	$4,905

Basic net income per share	$0.30	$(0.07)	$0.23

Diluted net income per share	$0.30	$(0.08)	$0.22

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,764	-	21,764

Effect of dilutive securities
Stock options	145	-	145
Other	45	-	45

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	21,954	-	21,954

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
June 30, 2004
(Unaudited)

	Six Months Ended June 30, 2003

	As Previously	Adjustments	Restated
	Reported

REVENUES	$86,385	$-	$86,385

EXPENSES
Operating costs	51,127	-	51,127
Depreciation, depletion & amortization	9,183	-	9,183
General & administrative	4,661	845	5,506
Interest	477	-	477
Dry hole, abandonment and impairment	2,487	-	2,487
	67,935	845	68,780

Income before income taxes	18,450	(845)	17,605
Provision for income taxes	2,763	(338)	2,425

Net income	$15,687	$(507)	$15,180

Basic net income per share	$0.72	$(0.02)	$0.70

Diluted net income per share	$0.72	$(0.03)	$0.69

Weighted average shares of capital stock outstanding
(used to calculate basic net income per share)	21,761	-	21,761

Effect of dilutive securities
Stock options	130	-	130
Other	43	-	43

Weighted average shares of capital stock outstanding
(used to calculate diluted net income per share)	21,934	-	21,934

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
June 30, 2004
(Unaudited)

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

4.  Effective January 1, 2004, the Company voluntarily adopted the fair value method of accounting for its stock option plan as prescribed by SFAS 123, "Accounting for Stock-based Compensation". The modified prospective method was selected as described in SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under this method, the Company recognizes stock option compensation expense as if it had applied the fair value method to account for unvested stock options from its original effective date. Stock option compensation expense is recognized from the date of grant to the vesting date. During the quarters ended June 30, 2004 and 2003, the Company recorded stock option compensation expense of $.9 million and $2.8 million, respectively, which is included in General and Administrative expense. For the six months ended June 30, 2004, stock option compensation expense was $4.5 million, up from $1.0 million recognized during the six months ended June 30, 2003.

The Company has determined that a portion of its stock option compensation under SFAS 123, is required to be calculated under variable plan accounting; however, the majority of stock option compensation is accounted for under the fair value method. In accordance with variable plan accounting, the Company will recognize a corresponding liability determined by a mark—to-market valuation of the Company's stock at each financial

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
June 30, 2004
(Unaudited)

reporting date. Accordingly, as of June 30, 2004, $2.9 million and $1.2 million have been recorded as current and non-current liabilities, respectively.  During the third quarter 2004,  the Company  revised certain stock option exercise provisions of the plan and prospectively, variable plan accounting will no longer be required.  The related liabilities related to the stock option grants will be reclassified to Capital in Excess of Par Value during the third quarter of 2004.

If the fair value method had been used to record stock option expense for the three months ended June 30, 2003, the following would have been recorded (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2003 (Restated)	June 30, 2003 (Restated)

Compensation benefit, net of income taxes:
As reported	$1,691	$614
Pro forma	768	387

Net income:
As reported	4,905	15,180
Pro forma	5,828	15,407

Basic net income per share:
As reported	0.23	0.70
Pro forma	0.27	0.71

Diluted net income per share:
As reported	0.22	0.69
Pro forma	0.27	0.70

5. On July 13, 2004, the Company and an industry partner entered into a joint Exploration and Development Agreement with the Ute Indian Tribe to explore and develop approximately 125,000 prospective acres of tribal lands in the Uinta Basin in Utah. The Company also agreed to purchase an interest in 46,000 acres of fee lands adjacent to or near the tribal acreage. This 171,000 acre block (over 265 square miles) is located immediately west of the Company's Brundage Canyon field.

The Company and its partner will develop a plan to test the total acreage and the Company will operate the shallow horizons down to approximately 6,500 feet. The Company's ownership will be up to 75% in these zones. Natural gas potential will be the focus of the deeper horizons, primarily in the Wasatch and Mesa Verde sections, and the Company will participate up to 25% in the development of these deeper zones. The Ute Indian Tribe has a right to, and has indicated it plans to, participate in both the shallow and deep programs with a working interest of 25%.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 1. Financial Statements
Notes to Condensed Financial Statements
June 30, 2004
(Unaudited)

The effective date of the transaction is July 13, 2004. The completion of the transaction, which is expected in the third quarter of 2004, is subject to certain conditions and approvals and there are no assurances that all such conditions and approvals will be satisfied.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

The Company earned a record net income of $15.3 million, or $.68 per share (diluted), on revenues of $64.1 million in the second quarter of 2004, up 212% from net income of $4.9 million, or $.22 per share, on revenues of $39.6 million in the second quarter of 2003, and up from net income of $10.4 million, or $.47 per share, on revenues of $57.3 million in the first quarter of 2004. Net income for the six months ended June 30, 2004 was $25.6 million, or $1.15 per share (diluted), on revenues of $121.5 million, up 70% from $15.1 million, or $.69 per share, on revenues of $86.4 million for the six months ended June 30, 2003. Results in the six months ended June 30, 2003 include an after-tax write off of $1.4 million, representing the cost of a pilot project and associated leasehold acquisition costs in Kansas.

	Three Months Ended			Six Months Ended
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Oil and gas:
Net Production - BOE per day	20,315	19,395	15,397	19,949	15,566
Per BOE: Average sales price, net of Hedges(1)	$28.55	$25.58	$21.07	$27.00	$22.66
Operating costs (2)	9.21	9.24	10.63	9.18	9.71
Production taxes	1.17	.97	.52	1.07	.52
Total operating costs	10.38	10.21	11.15	10.25	10.23
Depreciation, depletion and amortization (DD&A)	4.60	4.08	3.38	4.33	3.26
General & administrative expenses (G&A)	2.38	3.73	3.62	3.02	1.95
Interest expense	.29	.30	.19	.29	.17
Electricity:
Production - MWh/day Sales - MWh/day	2,045 1,843	2,167 1,956	2,036 1,847	2,118 1,900	2,086 1,899
Average sales price, net of hedges - $/Mwh	67.51	67.05	62.59	67.34	68.11
Fuel gas cost - $/Mmbtu	5.44	5.09	5.04	5.26	5.21
(1) Comparative average West Texas Intermediate (WTI) price:	$38.28	$35.25	$28.91	$36.78	$31.32
(2) Includes monthly expenses in excess of monthly revenues from cogeneration operations of:	$1.81	$1.81	$2.79	$1.81	$2.25

The Company achieved record production (BOE/day) in the second quarter of 2004 of 20,315, up 5% from 19,395 in the first quarter of 2004 and up 32% from 15,397 in the second quarter of 2003. The increases from 2003 were due primarily to the acquisition and subsequent development activity of the Brundage Canyon property in Utah purchased in August 2003. At Brundage Canyon, the Company drilled 27 new wells during 2003 and an additional 27 wells in the first half of 2004. Production from this property has increased from approximately 2,100 BOE/day in the fourth quarter of 2003 to an average of approximately 4,200 BOE/day in the second quarter of 2004. In May, the Company revised its 2004 capital development budget to include an additional 10 wells for a total of 54 new wells to be drilled on this property during 2004.

Crude oil prices remained strong during the second quarter of 2004. The average price received per BOE, net of hedges, was $28.55, up 12% from $25.58 received in the first quarter of 2004 and up 36% from $21.07 received in the second quarter of 2003. The average price, net of hedges, received per BOE for the first six months of 2004 was $27.00, up 19% from $22.66 received in the first six months of 2003.

The Company has continued its practice of hedging a portion of its production to protect cash flows from a severe decline in crude oil prices. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for information related to these agreements and their impact on future revenues. The Company nets its oil hedging gains or losses into its revenue from the sale of oil and gas. For the second quarter of 2004, the effect of these agreements was to reduce the net realized price of crude oil by $2.28 per barrel compared to a reduction of $2.68 per barrel in the first quarter of 2004 and $1.42 per barrel in the second quarter of 2003.

The Company sells approximately 85 MW of electricity from its cogeneration facilities. Approximately 65 MW is sold to utilities under Standard Offer (SO) contracts that are scheduled to terminate on December 31, 2004. In January 2004, the California Public Utilities Commission (CPUC) issued a decision that orders the utilities to continue to purchase energy and capacity from Qualified Facilities (QFs), such as Berry, under 5-year SO contracts. The CPUC has not yet determined the price that will be paid under these SO contracts. The Company is carefully reviewing this and other options for the sale of energy beginning in 2005. The remaining 20 MW of electricity continues to be sold to a utility under a long-term SO contract that is scheduled to terminate in March 2009.

Due to production increases, oil and gas operating costs for the second quarter of 2004 of $19.2 million were up 7% from $18.0 million in the first quarter of 2004 and up 23% from $15.6 million in the second quarter of 2003. On a per BOE basis, operating costs were $10.38 in the second quarter of 2004, up 2% from $10.21 in the first quarter of 2004, but down 7% from $11.15 in the second quarter of 2003. Growth in production in the second quarter of 2004 from the second quarter of 2003 is due primarily to the Brundage Canyon acquisition in Utah. The increase in operating costs in the second quarter of 2004 from the first quarter of 2004 was due primarily to higher steam costs in California operations resulting from lower electricity revenue and increased cost of natural gas used as fuel in the Company's steaming operations. Operating costs decreased by $.77 per BOE in the second quarter of 2004 compared to the second quarter of 2003 due primarily to lower operating cost per BOE associated with light crude production from the Brundage Canyon property.

                For the six months ended June 30, 2004, operating costs of $10.25 were up slightly from $10.23 incurred during the first six months of 2003. The Company continues to anticipate that operating costs will average below $10.50 per BOE during the full year of 2004 assuming stable natural gas prices.

                Due to higher production, DD&A for the second quarter of 2004 was $8.5 million, up 18% from $7.2 million in the first quarter of 2004 and up 81% from $4.7 million in the second quarter of 2003. DD&A for the first six months of 2004 was $15.7 million, up 71% from $9.2 million in the first six months of 2003. DD&A is higher in 2004 compared to the 2003 periods due primarily to the acquisition and development activities in the Rocky Mountains and California. On a per BOE basis, DD&A was $4.60 for the second quarter of 2004, up from $4.08 in the first quarter of 2004 and up from $3.38 from the second quarter of 2003. With the continued development activities budgeted for the remainder of 2004, the Company anticipates its DD&A rate to average between $4.00 and $4.60 per BOE for all of 2004.

                G&A for the second quarter of 2004 was $4.4 million, or $2.38 per BOE, down 33% from $6.6 million, or $3.73 per BOE, in the first quarter of 2004 and down 14% from $5.1 million, or $3.62 per BOE, in the second quarter of 2003. G&A expense decreased in the second quarter of 2004 compared to the first quarter of 2004 due primarily to a lower mark-to-market adjustment of accrued compensation determined under variable accounting for stock option compensation expense, partially offset by $.8 million in costs associated with the change in the chief executive officer of the Company in the second quarter of 2004. Stock option compensation was $.8 million, $3.6 million and $2.8 million in the three months ended June 30, 2004, March 31, 2004 and June 30, 2003, respectively.

                For the first six months of 2004, G&A was $11.0 million, or $3.02 per BOE compared to $5.5 million, or $1.95 per BOE, in the first six months of 2003. Stock option compensation was $4.5 million for the six months ended June 30, 2004, up from $1.0 million incurred in the first six months of 2003. G&A also increased due to the cost associated with the change in the chief executive officer of the Company as indicated above. The Company anticipates G&A costs for all of 2004 to be between $16.5 and $17.5 million and average between $2.20 and $2.35 per BOE.

                The Company's effective income tax rate was 24% in the second quarter of 2004 compared to 21% in the first quarter of 2004 and a benefit of 23% in the second quarter of 2003. For the first six months, the effective tax rate was 23% compared to 14% for the first six months of 2003. The Company's effective tax rate is lower than the statutory rate due to the Company's continued investment in qualifying enhanced oil recovery (EOR) projects, among other factors. The Company's effective tax rate has increased during 2004 due to higher pre-tax income resulting from higher crude oil prices and higher production volumes. Based on current future strip oil prices, the Company anticipates an effective tax rate for 2004 between 24% and 27%.

Liquidity and Capital Resources

   Working capital as of June 30, 2004 was $8.4 million, up from negative $.4 million as of June 30, 2003 and up from negative $3.5 million as of December 31, 2003. Net cash provided by operating activities was $37.6 million in the first six months of 2004, up from $22.4 million in the first six months of 2003 due to higher production levels resulting from the acquisition of Brundage Canyon and increases in oil prices.

Cash was used to fund $31.8 million in capital expenditures in the first six months of 2004, which included drilling 58 new wells, of which 13 were a carryover from the 2003 capital budget, and completing 43 workovers. Of these totals, 31 new wells were drilled and 25 workovers were performed in California and 27 new wells were drilled and 18 workovers were performed on the Brundage Canyon property.

Excluding 2004 acquisitions, the Company's 2004 revised budget is approximately  $61 million, up 15% from its initial budget of approximately $53 million.  Within this budget, the Company expects to drill approximately 100  wells and perform approximately 100 workovers.  The Company intends to fund 100% of its capital program out of internally generated cash flow.  As of June 30, 2004, the Company had $150 million available under its $200 million credit facility.   Excess cash will be targeted to acquisitions, additional development and debt reduction. The Company estimates it will spend approximately $2 million on land acquisition costs related to its recently announced acquisition of 171,000 acres in the Uinta Basin and is hopeful that it can begin a drilling program on this acreage in 2004.

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

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with its crude oil production, electricity production and net natural gas volumes purchased for its steaming operations. These contracts related to crude oil and natural gas have historically been in the form of zero-cost collars and swaps. The Company typically hedged between 25% and 50% of its anticipated crude oil production each year and up to 30% of its anticipated net natural gas purchased each year. Going forward, the Company anticipates that it may put hedges in via swaps on over 50% of its production to capture the price benefit of favorable crude pricing. All of these hedges have historically been deemed to be cash flow hedges with the mark-to-market valuations of the collars provided by external sources, based on prices that are actually quoted.

Based on NYMEX futures prices as of June 30, 2004, (WTI $36.85 per Bbl.; Henry Hub (HH) $6.09 per mcf) the Company would expect to make pre-tax future cash payments over the remaining term of its crude oil and natural gas hedges in place as follows:

		Impact of percent change in futures prices
		on pre-tax earnings (in thousands)
	NYMEX
	Futures	-20%	-10%	+10%	+20%

Average WTI Price	$36.85	$29.48	$33.16	$40.53	$44.21

Crude Oil gain/(loss)	(7,010)	(2,520)	(4,840)	(9,190)	(11,360)

Average HH Price	6.09	4.87	5.48	6.70	7.31

Natural Gas gain/(loss)	3,330	(930)	1,200	5,460	7,590

The Company sells 100% of its electricity production, net of electricity used in its oil and gas operations, under SO contracts to major utilities. Three of the four SO contracts representing approximately 77% of the Company's electricity for sale are scheduled to expire on December 31, 2004 and the Company is evaluating its options beyond the termination dates. In January 2004, the California Public Utilities Commission (CPUC) issued a decision that orders the utilities to continue to purchase energy and capacity from Qualified Facilities (QFs), such as Berry, under 5-year SO contracts. The CPUC initiated a rulemaking to determine the price that will be paid under these SO contracts. The Company is carefully reviewing this and other options for the sale of energy beginning in 2005. The remaining 20 MW of electricity continues to be sold to a utility under a long-term SO contract that is scheduled to terminate in March 2009.

The Company attempts to minimize credit exposure to counterparties through monitoring procedures and diversification. The Company's exposure to changes in interest rates results primarily from long-term debt. Total debt outstanding at both June 30, 2004 and December 31, 2003 was $50 million. Interest on amounts borrowed is charged at LIBOR plus 1.25% to 2.0%. Based on these borrowings, a 1% change in interest rates would not have a material impact on the Company's condensed financial statements.

BERRY PETROLEUM COMPANY
Part I. Financial Information
Item 4. Controls and Procedures

Based on an evaluation by the Company's management as of the end of the period covered by this Quarterly Report on Form 10-Q, subject to and except for the discussion below, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined by regulations of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

In July, 2004, the Company became aware of a material weakness relating to the Company's internal controls and procedures over its financial reporting for stock based compensation relating to its stock option plan. As a result, the Company has performed a review of the method of stock option exercises by employees and directors since the plan's inception in 1994. Based on this review, the Company determined that variable plan accounting is required  to comply with generally accepted accounting principles in the United States. In response to this matter, the Company, during the third quarter 2004, revised its procedures related to stock option exercising to remove the option holder's election to surrender options in payment of any portion of taxes above the minimum statutory withholding. Furthermore, the Company, during the third quarter 2004, has remediated the ineffective internal controls through the implementation of enhanced controls to assure that financial reporting is in compliance with generally accepted accounting principles in the United States.

The Company has identified no changes in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004, and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except as described above.

BERRY PETROLEUM COMPANY
Part II. Other Information

Item 5. Submission of Matters to a Vote of Security Holders

At the annual meeting, which was held at the Doubletree Hotel, Bakersfield, CA, on May 20, 2004, nine incumbent directors were re-elected. The results of voting as reported by the inspector of elections are noted below:

1.	There were 21,825,935 shares of the Company's capital stock issued, outstanding and entitled to vote as of the record date, April 27, 2004.

2.	There were present at the meeting, in person or by proxy, the holders of 19,755,673 shares, representing 90.52% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.

PROPOSAL ONE: Election of Directors
NOMINEE	FOR VOTES	PERCENT OF QUORUM VOTES CAST	WITHHOLD AUTHORITY
William F. Berry	19,176,673	97.07%	579,000
Ralph B. Busch, III	19,170,023	97.04%	585,650
William E. Bush, Jr.	19,475,221	98.58%	280,452
Stephen L. Cropper	19,543,034	98.92%	212,639
J. Herbert Gaul, Jr.	19,544,116	98.93%	211,557
John A. Hagg	19,548,306	98.95%	207,367
Robert F. Heinemann	18,299,487	92.63%	1,456,186
Thomas J. Jamieson	19,147,223	96.92%	608,450
Martin H. Young, Jr.	19,467,231	98.54%	288,442

Percentages are based on the shares represented and voting at the meeting in person or by proxy.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
10.1	Employment Agreement dated as of June 16, 2004, by and between
Registrant and Robert F. Heinemann
10.2	Salary Continuation Agreement dated as of June 16, 2004, by
and between Registrant and Robert F. Heinemann.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer

BERRY PETROLEUM COMPANY
Part II. Other Information

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (cont'd)

On May 5, 2004, the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure and Item 12 - Disclosure of results of operations and financial condition to furnish the Securities and Exchange Commission a copy of the Company's Press Release announcing financial results for the three months ended March 31, 2004.

On May 14, 2004, the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's Press Release announcing designation of interim governance procedures and the formation of a search committee for a permanent President and Chief Executive Officer.

On May 18, 2004, the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's Press Release announcing webcasting of the Company's Annual Shareholder Meeting of May 20, 2004.

On June 17, 2004 the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's Press Release announcing naming of Robert Heinemann as President and Chief Executive Officer and Martin H. Young, Jr. as Chairman of the Board.

On July 19, 2004 the Company filed a Form 8-K reporting an Item 9 - Regulation FD Disclosure to furnish the Securities and Exchange Commission a copy of the Company's Press Release announcing the acquisition of additional Uinta Basin acreage and a joint exploration and development program.

On July 26, 2004, the Company filed a Form 8-K reporting an Item 12 - Disclosure of results of operations and financial condition to furnish the Securities and Exchange Commission  a copy of the Company's Press Release announcing a rescheduling of the release of the Company's financial results for the three months ended June 30, 2004 and revision of accounting treatment for stock options.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY PETROLEUM COMPANY

/s/ Donald A. Dale
Donald A. Dale
Controller
(Principal Accounting Officer)

Date: August 9, 2004

