Form 10-K/A
period 2007-12-31
BERRY PETROLEUM CO
filed 2008-02-27
CIK 778438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Berry Petroleum Company - 2007 Form 10-K

Explanatory Note

We are filing this Form 10-K/A to correct the labels on the bar chart on page 29 and to correct a typographical error in exhibit 23.1 All other information remains unchanged.

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