Form 10-K
period 2008-12-31
BERRY PETROLEUM CO
filed 2009-02-25
CIK 778438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
Commission file number 1-9735

BERRY PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)
DELAWARE	77-0079387
(State of incorporation or organization)	(I.R.S. Employer Identification Number)
1999 Broadway
Denver, Colorado 80202
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:
(303) 999- 4400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
(including associated stock purchase rights)

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
As of June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $2,173,457,341. As of February 2, 2009, the registrant had 42,782,521 shares of Class A Common Stock outstanding. The registrant also had 1,797,784 shares of Class B Stock outstanding on February 2, 2009 all of which are held by an affiliate of the registrant.

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

PART I

Item 1. Business

General. We are an independent energy company engaged in the production, development, acquisition, exploitation of and exploration for, crude oil and natural gas. While we were incorporated in Delaware in 1985 and have been a publicly traded company since 1987, we can trace our roots in California oil production back to 1909. In 2003, we purchased and began operating properties in the Rocky Mountains. In 2008, we purchased and began operating properties in East Texas (E. Texas).  Also in 2008, we relocated our corporate headquarters to Denver, Colorado and we have regional offices in Bakersfield, California and Plano, Texas. Information contained in this report on Form 10-K reflects our business during the year ended December 31, 2008 unless noted otherwise.

Our website, located at http://www.bry.com, can be used to access recent news releases and Securities and Exchange Commission (SEC) filings, crude oil price postings, hedging summaries, our Annual Report, Proxy Statement, Board committee charters, Corporate Governance Guidelines, code of business conduct and ethics, the code of ethics for senior financial officers, and other items of interest. Information on our website is not incorporated into this report.  SEC filings, including supplemental schedules and exhibits, can also be accessed free of charge through the SEC website at http://www.sec.gov.

Corporate strategy. Our objective is to increase the value of our business through consistent growth in our production and reserves, both through the drill-bit and acquisitions. We strive to operate our properties in an efficient manner to maximize the cash flow and earnings of our assets. The strategies to accomplish these goals include:

Developing our existing resource base.    We are focused on the timely and prudent development of our large resource base through developmental and step-out drilling, down-spacing, well completions, remedial work and by application of enhanced oil recovery (EOR) methods, and optimization technologies, as applicable. We also have large potential hydrocarbon resources in place in the San Joaquin Valley, California (diatomite); Piceance, Colorado; Uinta, Utah (Lake Canyon); and Cotton Valley Trend in E. Texas. We have a proven track record of developing reserves and establishing new businesses in the Rocky Mountain and E. Texas regions.

Investing our capital in a disciplined manner and maintaining a strong financial position.  We focus on utilizing our available capital on projects where we are likely to have success in increasing production and/or reserves at attractive returns. We believe that maintaining a strong financial position will allow us to capitalize on investment opportunities in all commodity cycles. Our capital programs are developed to be fully funded through internally generated cash flows while our acquisitions have been primarily funded through debt. We hedge a significant portion of our production and utilize long-term sales contracts whenever possible to maintain a strong financial position and provide the cash flow necessary for the development of our assets.

Acquiring additional assets with significant growth potential.    We will continue to evaluate oil and gas properties with proved reserves, probable reserves and/or acreage positions that we believe contain substantial hydrocarbons which can be developed at reasonable costs.  In July 2008 we completed the acquisition of natural gas producing properties in E. Texas for approximately $650 million.  We will continue to review asset acquisitions that meet our economic criteria with a primary focus on large repeatable development potential in these regions.

Accumulating significant acreage positions near our producing operations.    We have been successful in adding significant acreage positions in our producing areas.  This strategy allows us to leverage our operating and technical expertise within the area and build on established core operations.

Business strengths.

Balanced high quality asset portfolio with a long reserve life.    Since 2002, we have grown our asset base and diversified our California heavy oil through a number of acquisitions in the Rocky Mountain and East Texas regions that have significant growth potential. Our diverse asset base provides us with the flexibility to reallocate capital among our assets depending on fluctuations in natural gas and oil prices as well as area economics. Our production based asset teams are focused around S.Midway-Sunset, Southern California and DJ assets. Our resource based asset teams are focused around diatomite, Piceance, Uinta and our newly acquired E. Texas assets.  Our base of legacy California assets provides us with a steady stream of cash flow to fund our significant drilling inventory and the appraisal of our prospects. Our wells are generally characterized by long production lives and predictable performance.

Low-risk multi-year drilling inventory in established resource plays.    Most of our drilling locations are located in proven resource plays that possess low geologic risk leading to predictable drilling results.  Our historical drilling success rate for the three years ended December 31, 2008 has averaged 98%.

Experienced management and operational teams.  Our core team of technical staff and operating managers have broad industry experience, including experience in heavy oil thermal recovery operations and tight gas sands development and completion. We continue to utilize technologies and steam practices that we believe will allow us to improve the ultimate recoveries of crude oil on our mature California properties.

Track record of efficient proved reserve and production growth.    For the three years ended December 31, 2008, our proved reserves and production increased at an annualized compounded rate of 25% and 12%, respectively.  We apply our operational expertise to improve the efficiency and profitability of our drilling projects. For example, in the Piceance we have decreased our well drilling time from 40 days in 2006 to under 10 days in 2008, while at the same time increasing our initial production rates from 1,250 Mcfe/d to 1,350 Mcfe/d.  We believe we can continue to deliver strong and efficient growth through the drill bit by exploiting our drilling inventory. We also plan to complement this drill bit growth through selective and focused acquisitions.

Operational control and financial flexibility.    We exercise operating control over approximately 99% of our proved reserve base. We generally prefer to retain operating control over our properties, allowing us to more effectively control operating costs, timing of development activities and technological enhancements, marketing of production, and allocation of our capital budget. In addition, the timing of most of our capital expenditures is discretionary which allows us a significant degree of flexibility to adjust the size of our capital budget. We finance our drilling budget primarily through our internally generated operating cash flows.

Long Lived Proved Reserves. Our properties generally have long reserve lives and reasonably stable and predictable well production characteristics with a ratio of proved reserves to production (based on the year ended December 31, 2008) of approximately 19 years as compared to 16.5 years at year end 2007.  Our estimated proved reserves as of December 31, 2008 were 246 million BOE, of which 45% are heavy crude oil, 6% light crude oil and 49% natural gas. We have a geographically diverse asset base with 45% of our proved reserves located in California, 35% in the Rocky Mountains and 20% in East Texas. Of our proved reserves 55% were proved developed, while proved undeveloped reserves make up 45%of our proved total. The projected future capital to develop these proved undeveloped reserves is $950 million at an estimated cost of approximately $8.55 per BOE. Approximately 61% of the capital to develop these reserves is expected to be expended in the next five years.

We have organized our operations into seven asset teams as follows: South Midway-Sunset (S. Midway), North Midway-Sunset including diatomite (N. Midway), Southern California including Poso Creek and Placerita (S. Cal), Piceance, Uinta, DJ and E. Texas. The following table sets forth the estimated quantities of proved reserves and production attributable to our asset teams as of December 31, 2008.

State	Name	Type	Average Daily Production (BOE/D)	% of Daily Production	Proved Reserves (BOE) in millions	% of Proved Reserves	Oil & Gas Revenues before hedging (in millions)	% of Oil & Gas Revenues before hedging
CA	S. Midway	Heavy oil	8,798	28%	52.7	22%	$278	34%
UT	Uinta	Light oil/Natural gas	6,142	19	23.3	9	136	17
CA	S. Cal	Heavy oil	5,117	16	17.7	7	173	21
CO	Piceance	Natural gas	3,511	11	41.8	17	53	6
CO	DJ	Natural gas	3,295	10	21.5	9	49	6
CA	N. Midway	Heavy oil	2,714	9	38.9	16	91	11
TX	E. Texas	Natural gas	2,384	7	50.0	20	40	5
	Other	Heavy oil/Natural gas	7	-	-	-	-	-
Totals			31,968	100%	245.9	100%	$820	100%

We continue to engage DeGolyer and MacNaughton (D&M) to appraise the extent and value of our proved oil and gas reserves and the future net revenues to be derived from our properties for the year ended December 31, 2008. D&M is an independent oil and gas consulting firm. In preparing their reports, D&M reviewed and examined geologic, economic, engineering and other data considered applicable to properly determine our reserves. They also examined the reasonableness of certain economic assumptions regarding forecasted operating and development costs and recovery rates in light of the economic environment on December 31, 2008. See Supplemental Information About Oil & Gas Producing Activities (Unaudited) for our oil and gas reserve disclosures.

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

In the Rocky Mountains, crude oil produced from the Uinta properties is transported by truck. Natural gas produced from the Uinta, DJ and Piceance properties is transported to one of several main pipelines. We have seven firm transportation contracts on four different pipelines to provide transport for our Rocky Mountain natural gas production. See table on page 7.  In E. Texas, natural gas produced from the Darco and Oakes properties is transported intra-state on the Enbridge system to various market points.

Crude Oil and Natural Gas Marketing.

Economy. Global and regional demand for crude oil and natural gas declined in the latter part of 2008 as part of the overall economic recession.  Oil is a globally priced commodity and is priced according to the supply and demand of crude oil and its products.  The range of NYMEX light sweet crude prices for 2008, based upon settlements, was a low of $33.87 and a high of $145.29.

	2008	2007	2006
Average NYMEX settlement price for WTI	$99.75	$72.41	$66.25
Average posted price for:
Utah 40 degree API black wax (light) crude oil	84.99	59.28	56.34
California 13 degree API heavy crude oil	86.51	61.64	54.38
Average crude price differential between WTI and:
Utah light 40 degree API black wax (light) crude oil	14.76	13.13	9.91
California 13 degree API heavy crude oil	13.24	10.77	11.87

The above posting prices and differentials do not necessarily reflect the amounts paid or received by us due to the contracts discussed below. In California the differential on December 31, 2008 was $14.05 and ranged from a low of $12.31 to a high of $14.96 per barrel during the year. On December 31, 2008 the differential was $16.25 and ranged from a low of $13.75 to a high of $16.25 per barrel during the year.

Oil Contracts. We market our crude oil production to competing buyers which may be independent or major oil refiners or third party marketers.

California - We have the ability to deliver significant volumes of crude oil over a multi-year period. On November 21, 2005, we entered into a crude oil sales contract with Big West of California (BWOC), an independent refiner, for substantially all of our California production for deliveries beginning February 1, 2006 and ending January 31, 2010. After the initial term of the contract, we have a one-year renewal at our option. The per barrel price, calculated on a monthly basis and blended across the various producing locations, is the higher of 1) the WTI NYMEX crude oil price less a fixed differential approximating $8.10, or 2) heavy oil field postings plus a premium of approximately $1.35.

In December 2008, Flying J, Inc., and its wholly owned subsidiary Big West Oil and its wholly owned subsidiary BWOC filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Also in December 2008, BWOC informed the Company that it was unable to receive the Company’s production.  We have entered into various short-term agreements with other companies to sell our California oil production.  Pricing and volumes under these agreements vary with prices ranging from just above the posted price for San Joaquin heavy oil to the posted price less a discount.  Beginning January 2009, our California crude oil daily production was, on average, near levels achieved prior to BWOC’s Chapter 11 filing.  BWOC is evaluating several options, including a sale of the Bakersfield, California refinery.  We recorded $38.5 million of bad debt expense in 2008 for the bankruptcy of BWOC.  Of the $38.5 million due from BWOC, $12.4 million represents December crude oil sales by the Company and represents an administrative claim under the bankruptcy proceedings and $26.1 million represents November crude oil sales which would have the same priority as other general unsecured claims.  BWOC will also be liable to us for damages under this contract for any amounts received by us under our short-term contracts which are less than what we would have otherwise received from BWOC had they been able to accept our production.  We have guarantees from Big West Oil and from Flying J, Inc. in the amount of $75 million each, in the event that our claim is not fully collectible from BWOC. While we believe that we may recover some or all of the amounts due from BWOC, the data received from the bankruptcy proceedings to date has not provided us with adequate data from which to make a conclusion that any amounts will be collected nor as to whether BWOC will assume or reject our contract.

Utah - On February 27, 2007, we entered into a multi-staged crude oil sales contract through June 30, 2013 with a refiner for the purchase of our Uinta light crude oil. Under the agreement, the refiner began purchasing 3,200 Bbl/D on July 1, 2007. After partial completion of its refinery expansion in Salt Lake City in March 2008, the refiner increased its total purchase volumes to 5,000 Bbl/D.  Pricing under the contract, which includes transportation and gravity adjustments, is at a fixed percentage of WTI, and ranges between $10 and $15 at WTI prices between $40 and $60.  While the contractual differentials under this contract may be less favorable at times than the posted differential, demand for the Company’s 40 degree black wax (light) crude oil can vary seasonally and this contract provides a stable outlet for the Company’s crude oil.

Natural Gas Marketing. We market our produced natural gas from Colorado, Utah and Texas. Generally, natural gas is sold at monthly index related prices plus an adjustment for transportation. Certain volumes are sold at a daily spot related price. Approximately two-thirds of the pricing of our Rocky Mountain natural gas production is tied to the Panhandle Eastern Pipeline (PEPL) index and the remaining volume to the Colorado Interstate Gas (CIG) Index.  E. Texas gas is priced using a formula containing the Houston Ship Channel, Texas Eastern-East Texas, and NGPL TX-OK indices.

	2008	2007	2006
Annual average closing price per MMBtu for:
NYMEX Henry Hub (HH) prompt month natural gas contract last day	$9.03	$6.86	$7.23
Rocky Mountain Questar first-of-month indices (Uinta sales)	6.15	3.69	5.36
Rocky Mountain CIG first-of-month indices (DJ, WY and Piceance sales)	6.24	3.97	5.63
Mid-Continent PEPL first-of-month indices (DJ and Piceance sales)	7.08	5.99	6.02
Texas Eastern- East Texas	8.46	n/a	n/a
Average natural gas price per MMBtu differential between NYMEX HH and:
Questar	2.88	3.17	1.87
CIG	2.79	2.89	1.60
PEPL	1.95	.87	1.21
Texas Eastern- East Texas	.57	n/a	n/a

Gas Basis Differential. Natural gas prices in the Rockies continue to be volatile due to various factors, including takeaway pipeline capacity, supply volumes, and regional demand issues. The basis differential between HH and CIG narrowed, as anticipated, upon the startup of the Rockies Express pipeline in early 2008. However, the differential started to widen again during the second quarter of 2008.  We have contracted a total of 35,000 MMBtu/D on this pipeline under two separate transactions to provide firm transport for our Piceance gas production. The CIG basis differential per MMBtu, based upon first-of-month values, averaged $2.81 below HH and ranged from $0.93 to $6.62 below HH in 2008. Although related to CIG, the actual price varies. Gas from Piceance traded slightly below the CIG price while Uinta gas sold for approximately $0.15 below CIG pricing. DJ gas is priced using one of two indices. During 2008, approximately two-thirds of our volumes from our DJ natural gas properties was tied to the PEPL index for pricing and the remaining volumes to CIG pricing.  Beginning in 2009, we have increased firm transportation on the Cheyenne Plains Pipeline which brings our PEPL priced gas to about three-quarters of our production.  For that portion of the production with firm transportation on either the Cheyenne Plains Pipeline or the KMIGT pipeline, pricing is based upon the PEPL index which averaged approximately $1.96 below the HH index before the cost of transportation is considered. The remainder of DJ gas is sold slightly above the CIG index price. For E. Texas, the Texas Eastern - East Texas index averaged $0.58 below HH and ranged from $0.34 to $0.94 below HH in 2008.

We have physical access to interstate gas pipelines to move gas to or from market. To assure delivery of gas, we have entered into long-term gas transportation contracts as follows:

Firm Transportation Summary.

Pipeline	From	To	Quantity (Avg. MMBtu/D)		Term	December 31, 2008 demand charge per MMBtu		Remaining contractual obligation (in thousands)
Kern River Pipeline	Opal, WY	Kern County, CA	12,000		5/2003 to 4/2013	$0.6407		$12,160
Rockies Express Pipeline	Meeker, CO	Clarington, OH	25,000		2/2008 to 2/2018	1.1153	(1)	93,288
Rockies Express Pipeline	Meeker, CO	Clarington, OH	10,000		1/2008 to 1/2018	1.07694	(1)	36,032
Questar Pipeline	Brundage Canyon, UT	Salt Lake City, UT	2,500		9/2003 to 4/2012	0.174		529
Questar Pipeline	Brundage Canyon, UT	Salt Lake City, UT	2,859		9/2003 to 9/2012	0.174		681
Questar Pipeline	Brundage Canyon, UT	Goshen, UT	5,000		9/2003 to 10/2022	0.257		6,488
KMIGT	Yuma County, CO	Grant, KS	2,500		1/2005 to 10/2013	0.227		1,001
Cheyenne Plains Gas Pipeline	Yuma County, CO	Kiowa County, KS	12,000	(2)	1/2007 to 12/2016	0.34		14,892
Total			71,859					$165,071
(1)	Base cost per MMBtu is a weighted average cost.
(2)	Volume increase to 15,000 MMBtu/D starting January 1, 2009 for remaining life of contract.

Berry has signed a binding precedent agreement with El Paso Corporation for an average of 35,000 MMBtu/D of firm transportation on the proposed Ruby Pipeline from Opal, WY to Malin, OR.  While it is not certain that this new line will be constructed, the expectation is that the project will proceed and be in service in 2011.  As part of this agreement and in order to access the Ruby pipeline, we also secured firm transportation from Piceance to Opal.

Royalties. See Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Hedging. See Item 7A Quantitative and Qualitative Disclosures about Market Risk and Note 18 to the financial statements.

Concentration of Credit Risks. See Note 5 to the financial statements.

Steaming Operations.

Cogeneration Steam Supply. As of December 31, 2008, approximately 45% of our proved reserves, or 109 million barrels, consisted of heavy crude oil produced from depths of less than 2,000 feet. In pursuing our goal of being a cost-efficient heavy oil producer in California, we have consistently focused on minimizing our steam cost. We believe one of the main methods to keep steam costs low is through the ownership and efficient operation of three cogeneration facilities located on our properties. Two of these cogeneration facilities, a 38 megawatt (MW) and an 18 MW facility, are located in S. Midway. We also own a 42 MW cogeneration facility which is located in the Placerita field. Cogeneration, also called combined heat and power (CHP), extracts energy from the exhaust of a turbine that would otherwise be wasted, to produce steam. This increases the efficiency of the combined process and consumes less fuel than would be required to produce the steam and electricity separately.

Conventional Steam Generation. In addition to these cogeneration plants, we own 23 fully permitted conventional boilers. The quantity of boilers operated at any point in time is dependent on 1) the steam volume required for us to achieve our targeted production and 2) the price of natural gas compared to the realized price of crude oil sold.

Total barrels of steam per day (BSPD) capacity as of December 31, 2008 is as follows:

Steam generation capacity of conventional boilers	87,070
Steam generation capacity of cogeneration plants	42,789
Additional steam purchased under contract with a third party	2,100
Total steam capacity	131,959

The average volume of steam injected for the years ended December 31, 2008 and 2007 was 99,908 BSPD and 87,990 BSPD, respectively.

Ownership of these varied steam generation facilities and sources allows for maximum operational control over the steam supply, location, and to some extent, control over the aggregated cost of steam generation. Our steam supply and flexibility are crucial for the maximization of California thermally enhanced heavy oil production, cost control and ultimate reserve oil recovery.

In 2008, we added additional steam capacity for our development projects at N. Midway, primarily diatomite, and Poso Creek to achieve maximum production from these properties.  In 2009, we plan to add one additional 5,000 BSPD generator at Poso Creek and three additional 5,000 BSPD generators on our diatomite producing properties.

We operated most of our conventional steam generators in 2008 to achieve our goal of increasing heavy oil production. Approximately 75% of the volume of natural gas purchased to generate steam and electricity is based upon California indices. We pay distribution/transportation charges for the delivery of gas to our various locations where we consume gas for steam generation purposes. However, in some cases this transportation cost is embedded in the price of gas. Approximately 25% of supply volume is purchased in the Rockies and moved to the Midway-Sunset field using our firm transportation capacity on the Kern River Pipeline. This gas is purchased based upon the Rocky Mountain Northwest Pipeline (NWPL) index.

	2008	2007	2006
Average SoCal Border Monthly Index Price per MMBtu	$7.92	$6.38	$6.29
Average Rocky Mountain NWPL Monthly Index Price per MMBtu	6.25	3.95	5.66
Average PG&E Citygate Monthly Index Price per MMBtu	8.63	6.86	6.70

Prior to 2005, we were a net purchaser of natural gas, and thus our net income was negatively impacted when natural gas prices increased. In 2005, our production and consumption became balanced due to our eastern Colorado (DJ) gas acquisition. Subsequent to 2005, we have been a net seller of gas and benefit operationally when gas prices increase.  However, our consumption of natural gas provides a form of natural hedge as our revenues received from natural gas sales are partially offset by operating cost increases in California when natural gas prices rise.  The following table shows our average 2008 and estimated average 2009 amount of production in excess of consumption and hedged volumes (in average MMBtu/D):

	2008	Estimated 2009
Approximate Natural gas volumes produced in operations	69,800	75,000
Approximate Natural gas consumed:
Cogeneration operations	26,700	26,900
Conventional boilers (1)	20,400	22,600
Total natural gas volumes consumed in operations	47,100	49,500
Less: Our estimate of approximate natural gas volumes consumed to produce electricity (2)	(20,300)	(20,500)
Total approximate natural gas volumes consumed to produce steam	26,800	29,000

Natural gas volumes hedged	18,250	20,400

Amount of natural gas volumes produced in excess of volumes consumed to produce steam and volumes hedged	24,750	25,600
(1)	In 2009, we will have additional conventional capacity at Poso Creek and diatomite to increase our production from these fields.
(2	We estimate this volume based on the historical allocation of fuel costs to electricity.

Electricity.

Generation. The total annual average electrical generation of our three cogeneration facilities is approximately 83 MW, of which we consume approximately 8 MW for use in our operations. Each facility is centrally located on certain of our oil producing properties. Thus the steam generated by the facility is capable of being delivered to numerous wells that require steam for the EOR process. Our investment in our cogeneration facilities has been for the express purpose of lowering the steam costs in our heavy oil operations and securing operating control of the respective steam generation. Expenses of operating the cogeneration plants are analyzed regularly to determine whether they are advantageous versus conventional steam boilers. Cogeneration costs are allocated between electricity generation and oil and gas operations based on the conversion efficiency (of fuel to electricity and steam) of each cogeneration facility and certain direct costs to produce steam. Cogeneration costs allocated to electricity will vary based on, among other factors, the thermal efficiency of our cogeneration plants, the price of natural gas used for fuel in generating electricity and steam, and the terms of our power contracts. Although we account for cogeneration costs as described above, economically we view any profit or loss from the generation of electricity as a decrease or increase, respectively, to our total cost of producing heavy oil in California. DD&A related to our cogeneration facilities is allocated between electricity operations and oil and gas operations using a similar allocation method.

Sales Contracts. Historically, we have sold electricity produced by our cogeneration facilities, each of which is a Qualifying Facility (QF) under the Public Utilities Regulatory Policy Act of 1978, as amended (PURPA), to two California public utilities; Southern California Edison Company (Edison) and PG&E, under long-term contracts approved by the California Public Utilities Commission (CPUC). These contracts are referred to as standard offer (SO) contracts under which we are paid an energy payment that reflects the utility’s Short Run Avoided Cost (SRAC) of energy plus a capacity payment that reflects a recovery of capital expenditures that would otherwise have been made by the utility. During most periods natural gas is the marginal fuel for California utilities, so this formula provides a hedge against our cost of gas to produce electricity and steam in our cogeneration facilities. On September 20, 2007, the CPUC issued a decision (SRAC Decision) that changes the way SRAC energy prices will be determined for existing and new Standard Offer (SO) contracts and revises the capacity prices paid under current SO1 contracts. At this time, there is no certainty as to the final formula of the SRAC Decision nor the effective date of the SRAC Decision nor whether its terms will be applied retroactively and if so, for what period.

In December 2004, we executed a five-year SO1 contract with Edison for the Placerita Unit 2 facility, and five-year SO1 contracts with PG&E for the Cogen 18 and Cogen 38 facilities, each effective January 1, 2005. Pursuant to these contracts, we are paid the purchasing utility’s SRAC energy price and a capacity payment that is subject to adjustment from time to time by the CPUC, as they did in the SRAC decision. Edison and PG&E challenged, in the California Court of Appeals, the legality of the CPUC decision that ordered the utilities to enter into these five-year SO1 contracts, and similar one-year SO1 contracts that were ordered for 2004. The Court ruled that the CPUC had the right to order the utilities to execute these contracts. The Court also ruled that the CPUC was obligated to review the prices paid under the contracts and to adjust the prices retroactively to the extent it was later determined that such prices did not comply with the requirements of PURPA. To date, the CPUC has taken no final action based on this court ruling.   However, given the proceedings described above on the SRAC Decision, it is possible that some resolution of this element of retroactivity may be resolved concurrently, although there is no pending ruling.  Our SO2 contract for the Placerita Unit 1 Facility is scheduled to terminate on March 31, 2009 and we are negotiating an interim contract that will become effective on April 1, 2009.  The payment provisions of this interim contract are expected to be similar to the payment provisions ordered in the SRAC Decision.  The Company intends to enter into new standard contracts with Edison and PG&E for all three facilities as soon as the ongoing challenges are resolved and the CPUC has approved the terms of the new standard contracts.

Based on the current pricing mechanism for our electricity under the contracts, we expect that our electricity revenues will be in the $40 million to $60 million range for 2009.

At the time of the California energy crisis in 2000 and 2001, we had two electricity sales agreements with Edison and two with PG&E. Under these contracts, we were paid under an SRAC formula that priced gas off of Topock. On March 27, 2001, the CPUC issued a decision making certain changes in the SRAC formula applicable at that time, the most significant of which was changing the pricing point to Malin, which resulted in a significant reduction in the price we were to be paid by Edison and PG&E. We thereafter entered into a settlement agreement with Edison by which Edison nevertheless agreed to pay using Topock from March 27th forward. The CPUC approved the settlement. However, in various ongoing proceedings, the utilities argued the revised SRAC formula should be retroactively applied to the period from December 2000 to March 27, 2001. The CPUC has indicated in the past it did not believe retroactive adjustment should be made. On February 7, 2008, the CPUC Administrative Law Judge (ALJ) issued an order indicating that the ALJ intended to deal with a pending remand on this issue and ordered the utilities to report the number and identity of QF's still subject to this unresolved issue.  We were identified as an affected QF by PG&E but not by Edison.  The ALJ also invited interested parties to propose solutions to the pending remand dispute. As no resolution was proposed, on January 26, 2009, the ALJ issued a ruling in this matter in which he proposed a settlement in lieu of continued litigation over this issue.  A briefing schedule has been established as to his proposed settlement and out of that briefing will come some determination of whether litigation will continue.

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

Employees. On December 31, 2008, we had 303 full-time employees, up from 263 full-time employees on December 31, 2007.

Capital Expenditures Summary (Excluding Acquisitions).
The following is a summary of the developmental capital expenditures incurred during 2008 and 2007 and budgeted capital expenditures for 2009 (in thousands):

	2009	2008	2007
	(Budgeted) (1)

S. Midway Asset Team
New wells and workovers	$4,600	$32,508	$13,174
Facilities - oil & gas	2,800	652	7,576
Facilities - cogeneration	-	828	-
General	-	-	150
	7,400	33,988	20,900
N. Midway Asset Team
New wells and workovers	12,400	32,477	12,949
Facilities - oil & gas	22,400	33,991	17,125
General	2,100		634
	36,900	66,468	30,708
S. Cal Asset Team
New wells and workovers	-	12,215	16,627
Facilities - oil & gas	3,500	9,356	17,549
Facilities - cogeneration	500	2,889	604
General	1,150	-	483
	5,150	24,460	35,263
Uinta Asset Team
New wells and workovers	-	56,491	52,700
Facilities	1,900	2,369	3,151
General	-	-	602
	1,900	58,860	56,453
Piceance Asset Team
New wells and workovers	5,150	123,982	103,921
Facilities	6,900	4,517	15,298
General	50	1,195	164
	12,100	129,694	119,383
DJ Asset Team
New wells and workovers	-	14,518	14,017
Facilities	500	2,600	2,736
General	600	190	1,519
	1,100	17,308	18,272

E. Texas Asset Team
New wells and workovers	34,200	65,412	-
Facilities	700	335	-
	34,900	65,747	-

Other Fixed Assets	550	1,076	4,288

TOTAL	$100,000	$397,601	$285,267

(1)
Budgeted capital expenditures may be adjusted for numerous reasons including, but not limited to, oil and natural gas price levels and equipment availability, working capital needs, permit and regulatory issues. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

Production. The following table sets forth certain information regarding production for the years ended December 31, as indicated:

	2008	2007	2006
Net annual production: (1)
Oil (Mbbl)	7,441	7,210	7,182
Gas (MMcf)	25,559	15,657	12,526
Total equivalent barrels (MBOE) (2)	11,700	9,819	9,270

Average sales price:
Oil (per Bbl) before hedging	$86.90	$57.85	$52.92
Oil (per Bbl) after hedging	70.01	53.24	50.55
Gas (per Mcf) before hedging	6.87	4.53	5.48
Gas (per Mcf) after hedging	7.01	5.27	5.57
Per BOE before hedging	70.22	49.72	48.38
Per BOE after hedging	59.81	47.50	46.67
Average operating cost - oil and gas production (per BOE)	17.10	14.38	12.69

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

Acreage and Wells. As of December 31, 2008, our properties accounted for the following developed and undeveloped acres:

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
California	5,322	5,322	653	653	5,975	5,975
Colorado	89,110	70,575	105,714	59,691	194,824	130,266
Kansas	-	-	62,810	61,856	62,810	61,856
Texas	4,794	4,523	-	-	4,794	4,523
Utah (1)	39,280	36,635	183,176	77,779	222,456	114,414
Wyoming	3,520	539	1,746	276	5,266	815
Other	40	3	-	-	40	3
	142,066	117,597	354,099	200,255	496,165	317,852
(1)
Includes 1,600 gross developed and 42,983 gross undeveloped acres at Lake Canyon. We have an interest in 75% of the shallow rights and 25% of the deep rights, which is reduced when the Ute Tribe participates.

Gross acres represent acres in which we have a working interest; net acres represent our aggregate working interests in the gross acres.

As of December 31, 2008, we have 4,093 gross productive wells (3,316 net). Gross wells represent the total number of wells in which we have a working interest. Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by us. One or more completions in the same bore hole are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

Drilling Activity. The following table sets forth certain information regarding our drilling activities for the periods indicated:

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled:
Productive	3	2	5	3	7	3
Dry (1)	-	-	-	-	5	1
Development wells drilled:
Productive	443	374	411	314	532	356
Dry (1)	6	5	7	5	7	5
Total wells drilled:
Productive	446	376	416	317	539	359
Dry (1)	6	5	7	5	12	6
(1)	A dry well is a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

	2008
	Gross	Net
Total productive wells drilled:
Oil	248	245
Gas	198	131

Dry hole, abandonment and impairment. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company owned drilling rigs. During 2005 and 2006, we purchased three drilling rigs.  Owning these rigs allowed us to successfully meet a portion of our drilling needs in Uinta and Piceance.  Two of these rigs are leased to a drilling rig operator on a short-term basis and are not currently drilling on the Company's properties and one rig is idle.  As the rig market and our rig requirements change, we continue to evaluate the ownership of these rigs and $4.2 million related to the disposal and impairment of certain drilling rigs and related equipment,was recorded in 2008. See Note 13 to the financial statements.

Other. At year end, we had two subsidiaries accounted for under the equity method (see Note 1 to the financial statements). We had no special purpose entities and no off-balance sheet debt. See discussion of our related party transaction at Note 20 to the financial statements.

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

State energy regulation. The CPUC has broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in California and to promulgate regulation for implementation of PURPA. Since a power sales agreement becomes a part of a utility's cost structure (generally reflected in its retail rates), power sales agreements with independent electricity producers, such as us, are potentially under the regulatory purview of the CPUC and in particular the process by which the utility has entered into the power sales agreements. While we are not subject to regulation by the CPUC, the CPUC's implementation of PURPA is important to us.

Item 1A. Risk Factors

Other Factors Affecting the Company's Business and Financial Results

Oil and gas prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business, results of operations and financial condition. Our revenues, profitability and future growth and reserve calculations depend substantially on the price received for our oil and gas production. These prices also affect the amount of our cash flow available for capital expenditures, working capital and payments on our debt and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and gas that we can produce economically. The oil and natural gas markets fluctuate widely, and we cannot predict future oil and natural gas prices.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

·	regional, domestic and foreign supply and perceptions of supply of and demand for oil and natural gas;
·	level of consumer demand;
·	weather conditions;
·	overall domestic and global political and economic conditions
·	technological advances affecting energy consumption and supply;
·	domestic and foreign governmental regulations and taxation;
·	the impact of energy conservation efforts;
·	the capacity, cost and availability of oil and natural gas pipelines and other transportation facilities,
·	the price and availability of alternative fuels.

Our revenue, profitability and cash flow depend upon the prices and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices will:

·	reduce the amount of cash flow available to make capital expenditures or make acquisitions;
·	reduce the number of our drilling locations;
·	increase the likelihood of refinery default;
·	negatively impact the value of our reserves, because declines in oil and natural gas prices would reduce the amount of oil and natural gas that we can produce economically; and
·	limit our ability to borrow money or raise additional capital.

Our level of indebtedness may limit our financial flexibility. As of December 31, 2008 our total debt was $1.16 billion which is comprised of $200 million outstanding on our 8.25% senior subordinated notes due 2016 and $957 million drawn under our credit facilities.

Our level of indebtedness affects our operations in several ways, including the following:

•	a portion of our cash flows from operating activities must be used to service our indebtedness and is not available for other purposes;

•	we may be at a competitive disadvantage as compared to similar companies that have less debt;

•
the covenants contained in the agreements governing our outstanding indebtedness and future indebtedness may limit our ability to borrow additional funds, pay dividends and make certain investments and may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

•	additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and more restrictive covenants; and

•
changes in the credit ratings of our debt may negatively affect the cost, terms, conditions and availability of future financing, and lower ratings may increase the interest rate and fees we pay on our revolving bank credit facility.

A higher level of indebtedness increases the risk that we may default on our obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

The borrowing base under our credit facility may be insufficient to fund our outstanding debt.  The amount we are able to borrow under our senior secured credit facility is determined based on the value of our proved oil and gas reserves and is based on oil and natural gas price assumptions which vary by individual lender.  Our borrowing base is subject to redetermination twice each year in April and October with the option for one additional redetermination each year.  Should there be a deficiency in the amount of our borrowing base in comparison to our outstanding debt under the facility we would be required to repay any such deficiency in two equal installments, 90 and 180 days after the redetermination.

Our heavy crude in California may be less economic than lighter crude oil and natural gas.  As of December 31, 2008, approximately 45% of our proved reserves, or 109 million barrels, consisted of heavy oil. Light crude oil represented 6% and natural gas represented 49% of our oil and gas reserves. Heavy crude oil sells for a discount to light crude oil, as more complex refining equipment is required to convert heavy oil into high value products. Additionally, most of our crude oil in California is produced using the enhanced oil recovery process of steam injection.  This process is generally more costly than primary and secondary recovery methods.

Purchasers of our crude oil and natural gas may become insolvent.  We have significant concentrations of credit risk with the purchasers of our crude oil and natural gas.  We have had a long-term contract to sell all of our heavy crude oil in California for approximately $8.10 below WTI, the U.S. benchmark crude oil pricing, with Big West of California (BWOC).  On December 22, 2008, Flying J, Inc. and its wholly owned subsidiary Big West Oil and its wholly owned subsidiary BWOC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Also in December 2008, BWOC informed the Company that it was unable to receive the Company’s production.  We have entered into various currently short-term agreements with other companies to sell our California oil production.  Pricing and volumes under these agreements vary with prices ranging from just above the posted price for San Joaquin heavy oil to the posted price less a discount. BWOC is evaluating several options, including a sale of the Bakersfield, California refinery. We recorded $38.5 million of bad debt expense in 2008 for the bankruptcy of BWOC.  Of the $38.5 million due from BWOC, $12.4 million represents December crude oil sales by the Company and represents an administrative claim under the bankruptcy proceedings and $26.1 million represents November crude oil sales which would have the same priority as other general unsecured claims.  BWOC will also be liable to us for damages under this contract.  While we also have guarantees from Big West Oil and from Flying J, Inc. in the amount of $75 million each, the information received from the bankruptcy proceedings to date has not provided us with adequate data from which to make a conclusion that any amounts will be collected nor whether BWOC will assume or reject our agreement.

 Additionally, all of our crude oil in Utah is sold under a long-term contract to a single refiner.  Under the standard credit terms with our refiners, we may not know that a refiner will be unable to make payment to us until 50 days of our production has been delivered to them.  If our purchasers become insolvent, we may not be able to collect any of the amounts owed to us.

We may be unable to meet our drilling obligations. We have drilling obligations in both the Piceance assets in Colorado and our Lake Canyon asset in Utah.  In the Piceance basin, we must drill 91 additional wells by February 2011 to avoid penalties of $0.2 million per well and loss of related leases.  In Lake Canyon, we must drill an additional 7 wells by November 2009 to avoid the loss of related leases.  Our ability to meet these commitments depends on the capital resources available to us to fund our drilling activities and the commodity price environment which affects the economics of these projects.

Our financial counterparties may be unable to satisfy their obligations. We rely on financial institutions to fund their obligations under our senior secured credit facility and make payments to us under our hedging agreements.  If one or more of our financial counterparties becomes insolvent, they may not be able to meet their commitment to fund future borrowings under our credit facility which would reduce our liquidity.  Additionally, at current commodity prices, a significant portion of our cash flow over the next two years will come from payments from our counterparties on our commodity hedging contracts.  If our counterparties are not able to make these payments, our cash flow will be reduced.

A widening of commodity differentials may adversely impact our revenues and our economics. Our crude oil and natural gas are priced in the local markets where the production occurs based on local or regional supply and demand factors. The prices that we receive for our crude oil and natural gas production are generally lower than the relevant benchmark prices, such as NYMEX, that are used for calculating commodity derivative positions. The difference between the benchmark price and the price we receive is called a differential. We may not be able to accurately predict natural gas and crude oil differentials.

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

We may not be able to deliver minimum crude oil volumes required by our sales contract. Production volumes from our Uinta properties over the next five years are uncertain and there is no assurance that we will be able to consistently meet the minimum contractual requirement. After partial completion of its refinery expansion in Salt Lake City in March 2008, the refiner increased its total purchased volumes to 5,000 Bbl/D. During the term of the contract, the minimum number of delivered barrels (“base daily volume”) is 5,000 Bbl/D. In the event that we cannot produce the necessary volume, we may need to purchase crude to meet our contract requirements. Current gross oil production from our Uinta properties is approximately 3,800 Bbl/D.

We may be subject to the risk of adding additional steam generation equipment if the electrical market deteriorates significantly. We are dependent on several cogeneration facilities that, combined, provide approximately 32% of our steam capacity. These facilities are dependent on reasonable power contracts for the sale of electricity. If, for any reason, including if utilities that purchase electricity from us are no longer required by regulation to enter into power contracts with us, we were unable to enter into new or replacement contracts or were to lose any existing contract, we may not be able to supply 100% of the steam requirements necessary to maximize production from our heavy oil assets. An additional investment in various steam sources may be necessary to replace such steam, and there may be risks and delays in being able to install conventional steam equipment due to permitting requirements and availability of equipment. The financial cost and timing of such new investment may adversely affect our production, capital outlays and cash provided by operating activities. All of our power contracts expire in 2009 covering our electricity generation.

The future of the electricity market in California is uncertain. We utilize cogeneration plants in California to generate lower cost steam compared to conventional steam generation methods. Electricity produced by our cogeneration plants is sold to utilities and the steam costs are allocated to our oil and gas operations. All of our  electricity sales contracts in place with the utilities are currently scheduled to terminate in 2009 and while we intend to enter into future contacts with the utilities all of the terms of such contracts are not known.  Additionally legal and regulatory decisions (especially related to the pricing of electricity under the contracts such as the SRAC Decision and the pending issues as to effective dates on retroactivity), can by reducing our electricity revenues adversely affect the economics of our cogeneration facilities and as a result the cost of steam for use in our oil and gas operations.

A shortage of natural gas in California could adversely affect our business. We may be subject to the risks associated with a shortage of natural gas and/or the transportation of natural gas into and within California. We are highly dependent on sufficient volumes of natural gas necessary to use for fuel in generating steam in our heavy oil operations in California. If the required volume of natural gas for use in our operations were to be unavailable or too highly priced to produce heavy oil economically, our production could be adversely impacted. We have firm transportation to move 15,000 MMBtu/D on the Kern River Pipeline from the Rocky Mountains to Kern County, CA, which accounts for approximately one-third of our current requirement.

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

Actual quantities of recoverable oil and gas reserves and future cash flows from those reserves, future production, oil and gas prices, revenues, taxes, development expenditures and operating expenses most likely will vary from estimates. It is not possible to measure underground accumulations of oil or natural gas in an exact way. Estimating accumulations of oil and gas is a complex process that relies on subjective interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, some of which are mandated by the SEC. The accuracy of a reserve estimate is a function of:

·	quality and quantity of available data;
·	interpretation of that data; and
·	accuracy of various mandated economic assumptions.

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

We capitalize costs to acquire, find and develop our oil and gas properties under the successful efforts accounting method. If net capitalized costs of our oil and gas properties exceed fair value, we must charge the amount of the excess to earnings. We review the carrying value of our properties annually and at any time when events or circumstances indicate a review is necessary, based on estimated prices as of the end of the reporting period. The carrying value of oil and gas properties is computed on a field-by-field basis. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase. While we did not have any impairment charges in 2008, it is possible that declining commodity prices could prompt an impairment in the future.  We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our credit facility.

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

Drilling is a high-risk activity. Our future success will partly depend on the success of our drilling program. In addition to the numerous operating risks described in more detail below, these drilling activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. Also, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

·	obtaining government and tribal required permits;
·	unexpected drilling conditions;
·	pressure or irregularities in formations;
·	equipment failures or accidents;
·	adverse weather conditions;
·	compliance with governmental or landowner requirements; and
·	shortages or delays in the availability of drilling rigs and the delivery of equipment and/or services, including experienced labor.

The oil and gas business involves many operating risks that can cause substantial losses; insurance will not protect us against all of these risks. These risks include:

·	fires;
·	explosions;
·	blow-outs;
·	uncontrollable flows of oil, gas, formation water or drilling fluids;
·	natural disasters;
·	pipe or cement failures;
·	casing collapses;
·	embedded oilfield drilling and service tools;
·	abnormally pressured formations;
·	major equipment failures, including cogeneration facilities; and
·	environmental hazards such as oil spills, natural gas leaks, pipeline ruptures and discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

·	injury or loss of life;
·	severe damage or destruction of property, natural resources and equipment;
·	pollution and other environmental damage;
·	investigatory and clean-up responsibilities;
·	regulatory investigation and penalties;
·	suspension of operations; and
·	repairs to resume operations.

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

We are subject to complex federal, state, regional, local and other laws and regulations that could give rise to substantial liabilities from environmental contamination or otherwise adversely affect our cost, manner or feasibility of doing business. All facets of our operations are regulated extensively at the federal, state, regional and local levels. In addition, a portion of our leases in Uinta are, and some of our future leases may be, regulated by Native American tribes. Environmental laws and regulations impose limitations on our discharge of pollutants into the environment, establish standards for our management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose on us obligations to investigate and remediate contamination in certain circumstances. We also must satisfy, in some cases, federal and state requirements for providing environmental assessments, environmental impact studies and/or plans of development before we commence exploration and production activities. Environmental and other requirements applicable to our operations generally have become more stringent in recent years, and compliance with those requirements more expensive. Frequently changing environmental and other governmental laws and regulations have increased our costs to plan, design, drill, install, operate and abandon oil and natural gas wells and other facilities, and may impose substantial liabilities if we fail to comply with such regulations or for any contamination resulting from our operations. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Furthermore, our business, results from operations and financial condition may be adversely affected by any failure to comply with, or future changes to, these laws and regulations.

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

Our activities are also subject to regulation by oil and natural gas-producing states and one Native American tribe of conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. A major risk inherent in our drilling plans is the need to obtain drilling permits from federal, state, local and Native American tribal authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well, or the receipt of a permit with unreasonable conditions that are more expensive than we have anticipated could have a negative effect on our ability to explore or develop our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability.

Recent and future environmental regulations, including additional federal and state restrictions on greenhouse gas emissions that may be passed in response to climate change concerns, may increase our operating costs and also reduce the demand for the oil and natural gas we produce. On September 27, 2006, California’s governor signed into law the “California Global Warming Solutions Act of 2006” Assembly Bill (AB) 32, which establishes a statewide cap on greenhouse gases (GHG) that will reduce the state’s GHG emissions to 1990 levels by 2020. The California Air Resources Board (“ARB”) has been designated as the lead agency to establish and adopt regulations to implement AB 32 by January 1, 2012. Other state agencies are involved in this effort. ARB is working on mandatory reporting regulations and early action measures to reduce GHG emissions prior to the 2012 date. A number of our personnel are involved in monitoring the establishment of these regulations through industry trade groups and other organizations in which we are a member. Similar laws and regulations may be adopted by other states in which we operate or by the federal government. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, such as carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. It is not possible, at this time, to estimate accurately how regulations to be adopted by ARB or that may be adopted by others to address GHG emissions would impact our business.

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

There are risks in acquiring producing properties, including difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, and costs of increased scope, geographic diversity and complexity of our operations. Increasing our reserve base through acquisitions is an important part of our business strategy. Any acquisition involves potential risks, including, among other things:

·	the validity of our assumptions about reserves, future production, the future prices of oil and natural gas, revenues and costs, including synergies;
·	an inability to integrate successfully the properties and businesses we acquire;
·	a decrease in our liquidity to the extent we use a significant portion of our available cash or borrowing capacity to finance acquisitions;
·	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;
·	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
·	the diversion of management’s attention from other business concerns;
·	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;
·	unforeseen difficulties encountered in operating in new geographic areas; and
·	customer or key employee losses at the acquired businesses.

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

If third-party pipelines interconnected to our natural gas wells and gathering facilities become partially or fully unavailable to transport our natural gas, our results of operations and financial condition could be adversely affected. We depend upon third party pipelines that provide delivery options from our wells and gathering facilities. Since we do not own or operate these pipelines, their continuing operation in their current manner is not within our control.  If any of these third-party pipelines become partially or fully unavailable to transport our natural gas, or if the gas quality specifications for their pipelines change so as to restrict our ability to deliver natural gas to those pipelines, our revenues and cash available for distribution could be adversely affected.

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

We may not adhere to our proposed drilling schedule. Our final determination of whether to drill any scheduled or budgeted wells will depend on a number of factors, including:

·	results of our exploration efforts and the acquisition, review and analysis of our seismic data, if any;
·	availability of sufficient capital resources to us and any other participants for the drilling of the prospects;
·	approval of the prospects by other participants after additional data has been compiled;
·	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability and prices of drilling rigs and crews; and
·	availability of leases, license options, farm-outs, other rights to explore and permits on reasonable terms for the prospects.

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

Executive Officers. Listed below are the names, ages (as of December 31, 2008) and positions of our executive officers and their business experience during at least the past five years. All our officers are reappointed in May of each year at an organizational meeting of the Board of Directors. There are no family relationships between any of the executive officers and members of the Board of Directors.

ROBERT F. HEINEMANN, 55, has been President and Chief Executive Officer since June 2004. Mr. Heinemann was Chairman of the Board and interim President and Chief Executive Officer from April 2004 to June 2004. From December 2003 to March 2004, Mr. Heinemann acted as the director designated to serve as the presiding director at executive sessions of the Board in the absences of the Chairman and as liaison between the independent directors and the CEO. Mr. Heinemann joined the Board in March of 2003. From 2000 until 2002, Mr. Heinemann served as the Senior Vice President and Chief Technology Officer of Halliburton Company and as the Chairman of the Halliburton Technology Advisory Committee. He was previously with Mobil Oil Corporation (Mobil) where he served in a variety of positions for Mobil and its various affiliate companies in the energy and technical fields from 1981 to 1999, with his last responsibilities as Vice President of Mobil Technology Company and General Manager of the Mobil Exploration and Producing Technical Center.

DAVID D. WOLF, 38, has been Executive Vice President and Chief Financial Officer since August 2008.  Mr. Wolf was previously employed by JPMorgan from 1995 to 2008 where he served as a Managing Director in JPMorgan's Oil and Gas Group.

MICHAEL DUGINSKI, 42, has been Executive Vice President and Chief Operating Officer since September 2007. Mr. Duginski served as Executive Vice President of Corporate Development and California from October 2005 to August 2007; he acted as Senior Vice President of Corporate Development from June 2004 through October 2005 and as Vice President of Corporate Development from February 2002 through June 2004. Mr. Duginski, a mechanical engineer, was previously employed by Texaco, Inc. from 1988 to 2002 where his positions included Director of New Business Development, Production Manager and Gas and Power Operations Manager. Mr. Duginski is also an Assistant Secretary.

DAN ANDERSON, 46, has been Vice President of Rocky Mountains Production since October 2005. Mr. Anderson was Rocky Mountains Manager of Engineering from August 2003 through October 2005. Previously, Mr. Anderson, a petroleum engineer, served as a Senior Staff Petroleum Engineer with Williams Production RMT from August 2001 through August 2003. He also was a Senior Staff Engineer with Barrett Resources from October 2000 through August 2001.  He previously held various engineering and management positions with Santa Fe Snyder Corporation and Conoco, Inc. from 1985 to 2000.

WALTER B. AYERS, 65, has acted as Vice President of Human Resources since May 2006. Mr. Ayers was previously a private consultant to the energy industry from January 2002 until his employment with us. Mr. Ayers served as a Manager of Human Resources for Mobil Oil Corporation from June 1965 until December 2000.

SHAWN M. CANADAY, 33, has held the position of Vice President and Controller since June 2008 and was Interim Chief Financial Officer from June 2008 until August 2008.  Mr. Canaday served as Controller from February 2007 to June 2008, as Treasurer from December 2004 to February 2007 and as Senior Financial Analyst from November 2003 until December 2004. Mr. Canaday has worked in the oil and gas industry since 1998 in various finance functions at Chevron and in public accounting. Mr. Canaday is also an Assistant Secretary.

GEORGE T. CRAWFORD, 48, has been Vice President of California Production since October 2005. Mr. Crawford served as Vice President of Production from December 2000 through October 2005 and as Manager of Production from January 1999 to December 2000. Mr. Crawford, a petroleum engineer, previously served as the Production Engineering Supervisor for Atlantic Richfield Corp. (ARCO) from 1989 to 1998, with numerous engineering and operational assignments, including Production Engineering Supervisor, Planning and Evaluation Consultant and Operations Superintendent.

BRUCE S. KELSO, 53, has been Vice President of Rocky Mountains Exploration since October 2005. Mr. Kelso served as Rocky Mountains Exploration Manager from August 2003 through October 2005. Mr. Kelso, a petroleum geologist, previously acted as a Senior Staff Geologist assigned to Rocky Mountain assets with Williams Production RMT, from January 2002 through August 2003. He previously held the position of Vice President of Exploration and Development at Redstone Resources, Inc. from 2000 to 2001.

KENNETH A. OLSON, 53, has been Corporate Secretary since December 1985 and was Treasurer from August 1988 until December 2004.

STEVEN B. WILSON, 45, has been Treasurer since March 2007. Mr. Wilson was Controller or Assistant Controller from November 2003 to February 2007. Before joining us in November 2003, he served as the vice president of finance and administration for Accela, Inc., a software development company, for three years. Prior to that, he held finance functions in select companies and in public accounting. Mr. Wilson is also an Assistant Secretary.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of Class A Common Stock (Common Stock) and Class B Stock, referred to collectively as the "Capital Stock," are each entitled to one vote and 95% of one vote, respectively. Each share of Class B Stock is entitled to a $0.50 per share preference in the event of liquidation or dissolution. Further, each share of Class B Stock is convertible into one share of Common Stock at the option of the holder.

In November 1999, we adopted a Shareholder Rights Agreement and declared a dividend distribution of one such Right for each outstanding share of Capital Stock on December 8, 1999. Each share of Capital Stock issued after December 8, 1999 includes one Right. The Rights expire on December 8, 2009. See Note 8 to the financial statements.

Our Class A Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol BRY. The Class B Stock is not publicly traded. The market data and dividends for 2008 and 2007 are shown below:

	2008			2007
	Price Range		Dividends	Price Range		Dividends
	High	Low	Per Share	High	Low	Per Share
First Quarter	$47.20	$33.41	$.075	$31.54	$27.63	$.075
Second Quarter	62.15	45.73	.075	41.08	30.41	.075
Third Quarter	61.72	30.99	.075	41.06	31.03	.075
Fourth Quarter	37.76	6.02	.075	49.39	39.30	.075
Total Dividends Paid			$.300			$.300

	February 2, 2009	December 31, 2008	December 31, 2007
Berry’s Common Stock closing price per share as reported on NYSE Composite Transaction Reporting System	$7.36	$7.56	$44.45

The number of holders of record of our Common Stock was 544 as of February 2, 2009. There was one Class B Shareholder of record as of February 2, 2009.

Dividends. Our regular annual dividend is currently $0.30 per share, payable quarterly in March, June, September and December. We increased our regular quarterly dividend by 15%, from $0.065 to $0.075 per share beginning with the September 2006 dividend.

Since our formation in 1985 through December 31, 2008, we have paid dividends on our Common Stock for 77 consecutive quarters and previous to that for eight consecutive semi-annual periods. We intend to continue the payment of dividends, although future dividend payments will depend upon our level of earnings, operating cash flow, capital commitments, financial covenants and other relevant factors. Dividend payments are limited by covenants in our 1) credit facility to the greater of $20 million or 75% of net income, and 2) bond indenture of up to $20 million annually irrespective of our coverage ratio or net income if we have exhausted our restricted payments basket, and up to $10 million in the event we are in a non-payment default.

Equity Compensation Plan Information.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,389,097	$25.16	412,025

Equity compensation plans not approved by security holders	none	none	none

Issuer Purchases of Equity Securities.
In June 2005, we announced that our Board of Directors authorized a share repurchase program for up to an aggregate of $50 million of our outstanding Class A Common Stock. From June 2005 through December 31, 2006 we repurchased 818,000 shares in the open market for approximately $25 million. Our repurchase plan expired in 2006 and no shares were repurchased in 2007 or 2008.

Performance Graph

This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Total returns assume $100 invested on December 31, 2003 in shares of Berry Petroleum Company, the Russell 2000, the Standard & Poors 500 Index (S&P 500) and a Peer Group, assuming reinvestment of dividends for each measurement period. The information shown is historical and is not necessarily indicative of future performance. The 15 companies which make up the Peer Group are as follows: Bill Barrett Corp., Cabot Oil & Gas Corp., Cimarex Energy Co., Comstock Resources Inc., Denbury Resources Inc., Encore Acquisition Co., Forest Oil Corp., Petrohawk Energy Corp., Plains Exploration & Production Co., Quicksilver Resources Inc., Range Resources Corp., St. Mary Land & Exploration Co., Stone Energy Corp., Swift Energy Co. and Whiting Petroleum Corp.

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2009 S&P, a division of the McGraw-Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08

Berry Petroleum Company	100.00	239.51	290.08	317.66	459.24	79.18
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Peer Group	100.00	151.19	224.68	227.29	329.83	175.45

Item 6. Selected Financial Data

The following table sets forth certain financial information and is qualified in its entirety by reference to the historical financial statements and notes thereto included in Item 8 Financial Statements and Supplementary Data. The Statements of Income and Balance Sheet data included in this table for each of the five years in the period ended December 31, 2008 were derived from the audited financial statements and the accompanying notes to those financial statements (in thousands, except per share, per BOE and % data).

	2008	2007	2006	2005	2004
Audited Financial Information
Sales of oil and gas	$697,977	$467,400	$430,497	$349,691	$226,876
Sales of electricity	63,525	55,619	52,932	55,230	47,644
Gas marketing sales	35,750	-	-	-	-
Gain (loss) on sale of assets (1)	(1,297)	54,173	97	130	410
Operating costs - oil and gas production	200,098	141,218	117,624	99,066	73,838
Operating costs - electricity generation	54,891	45,980	48,281	55,086	46,191
Gas marketing expense	32,072	-	-	-	-
Production taxes	29,898	17,215	14,674	11,506	6,431
General and administrative expenses (G&A)	55,353	40,210	36,841	21,396	22,504
Depreciation, depletion & amortization (DD&A)
Oil and gas production	138,237	93,691	67,668	38,150	29,752
Electricity generation	2,812	3,568	3,343	3,260	3,490
Net income	133,529	129,928	107,943	112,356	69,187
Basic net income per share	3.00	2.95	2.46	2.55	1.58
Diluted net income per share	$2.94	$2.89	$2.41	$2.50	$1.54
Weighted average number of shares outstanding (basic)	44,485	44,075	43,948	44,082	43,788
Weighted average number of shares outstanding (diluted)	45,395	44,906	44,774	44,980	44,940
Working capital (deficit)	$(71,545)	$(110,350)	$(116,594)	$(54,757)	$(3,840)
Total assets	2,542,383	1,452,106	1,198,997	635,051	412,104
Long-term debt	1,131,800	445,000	390,000	75,000	28,000
Shareholders' equity	827,544	459,974	427,700	334,210	263,086
Cash dividends per share	.30	.30	.30	.30	.26
Cash flow from operations	409,569	238,879	243,229	187,780	124,613
Exploration and development of oil and gas properties	392,769	281,702	265,110	118,718	71,556
Property/facility acquisitions (1)	667,996	56,247	257,840	112,249	2,845
Additions to vehicles, drilling rigs and other fixed assets	$4,832	$3,565	$21,306	$11,762	$669
Unaudited Operating Data
Oil and gas producing operations (per BOE):
Average sales price before hedging	$70.22	$49.72	$48.38	$47.01	$33.64
Average sales price after hedging	59.81	47.50	46.67	41.62	30.32
Average operating costs - oil and gas production	17.10	14.38	12.69	11.79	10.09
Production taxes	2.56	1.75	1.58	1.37	.86
G&A	4.73	4.09	3.98	2.55	2.99
DD&A - oil and gas production	$11.81	$9.54	$7.30	$4.54	$3.96
Production (MBOE)	11,700	9,819	9,270	8,401	7,517
Production (MMWh)	755	779	757	741	776
Total proved reserves (BOE)	245,940	169,179	150,262	126,285	109,836
Standardized measure (2)	$1,135,581	$2,419,506	$1,182,268	$1,251,380	$686,748
Year end average BOE price for PV10 purposes	$30.03	$66.27	$41.23	$48.21	$29.87
Return on average shareholders' equity	20.74%	29.18%	28.33%	37.63%	31.06%
Return on average capital employed	10.33%	16.01%	18.21%	32.74%	26.29%
(1)	See Note 6 to the financial statements
(2)	See Supplemental Information About Oil & Gas Producing Activities (unaudited).

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

·	Developing our existing resource base
·	Investing our capital in a disciplined manner and maintaining a strong financial position
·	Calibrating our cost structure to the current commodity price environment
·	Acquiring additional assets with significant growth potential
·	Accumulating significant acreage positions near our producing operations

Notable Items in 2008.

·	Achieved record production which averaged 31,968 BOE/D, up 19% from 2007
·	Added 88 million BOE of proved reserves ending 2008 at 245.9 million BOE
·	Recorded cash from operating activities of $410 million and funded $398 million of capital expenditures
·	Closed on our E. Texas acquisition on July 15, 2008, adding approximately 32 MMcf to daily production
·	Placed 5,000 Bbl/d of $100 WTI floor collars for 2009 and 2010 to protect cash flow
·	Achieved net income of $134 million
·	Drilled 85 wells in the diatomite and increased average production to 1,840 Bbl/D, up 86% from 2007
·	Accomplished an 8 day drilling record on a Piceance mesa location and reduced average drilling days to 11
·	Drilled 72 gross (44 net) Piceance operated wells which increased net production to average 21 MMcf/D
·	Increased the borrowing base on our senior secured credit facility from $550 million to $1.25 billion with an increase in bank commitments to $1.21 billion
·	Completed relocation of our corporate headquarters from Bakersfield, California to Denver, Colorado
·	David D. Wolf joined the Company as Executive Vice President and Chief Financial Officer
·
Temporarily shut in 12,000 Bbl/D in December due to the bankruptcy of Big West Oil in California and recorded an allowance for doubtful accounts of $38.5 million for November and December California crude oil sales

·	Resumed California operations in late December, marketing California production to multiple refiners
·	Quickly responded to declining commodity price environment reducing rig count from twelve to two during the fourth quarter of 2008, and reducing our 2009 capital budget to $100 million

Notable Items and Expectations for 2009.

·	Expecting 2009 capital expenditures of $100 million to be fully funded from operating cash flow
·	Anticipating average production of 32,000 BOE/D
·	Entered into short-term agreements with multiple refiners to sell all of our California crude oil
·	Targeting a 20% reduction in operating, capital and general and administrative costs for 2009
·	Amended the terms of our senior secured credit facility, increasing our maximum EBITDAX to debt ratio

Overview of the Fourth Quarter of 2008.  We achieved average production of 35,583 BOE/D in the fourth quarter of 2008, up 1% from an average of 35,149 BOE/D in the third quarter of 2008. We had a net loss of $12.0 million, or $0.27 per diluted share.  Net cash from operations was $78 million and capital expenditures during the quarter totaled $92 million.  The net loss resulted primarily from a write-off of $38.5 million (pre-tax) of accounts receivable due from BWOC as a result of their bankruptcy filing.  This write-off included November and 22 days of December production from the majority of our California properties.  We have since contracted with other parties to receive our California production.  Other notable charges taken in the fourth quarter of the year included pre-tax rig termination fees of $2.3 million, $4.2 million related to the disposal and impairment of certain drilling rigs and related equipment, and dry hole and impairment expenses of $0.7 million.

View to 2009. Our challenge for 2009 is to calibrate our cost structure to levels that are consistent with those experienced when commodity prices were at $30 Bbl to $50 Bbl.  Each of our asset teams is actively pursuing cost reductions and we are targeting a 20% reduction in our non-steam operating costs and our capital costs per well when compared to 2008 levels.  Our $100 million capital program is designed to fund high return projects in California and E. Texas and generate excess cash flow.

Capital expenditures. Our capital expenditures for 2008 totaled $398 million for development and were fully funded from our $410 million operating cash flow.  We also funded $668 million in acquisitions through additional borrowing on our senior secured credit facility and capitalized $23 million of interest. This compares to our total capital expenditures in 2007 of $341 million, which consisted of $56 million of acquisitions and $285 million in development. We capitalized $18 million of interest in2007.

Excluding the acquisition of new properties, in 2009 we have a developmental capital program of approximately $100 million which we expect to fund fully out of operating cash flow. As we have operational control of substantially all of our assets and we have limited drilling commitments, we have the ability to revise our capital program based on changes in commodity prices.  We expect our capital program will allow us to hold production flat with annualized 2008 levels of approximately 32,000 BOE/D.

Development, Exploitation and Exploration Activity. We drilled 452 gross (381 net) wells during 2008, realizing a gross success rate of 99 percent. As of December 31, 2008, we have two rigs drilling on our properties under long-term contracts.

Drilling Activity. The following table sets forth certain information regarding drilling activities for the year ended December 31, 2008:

	Gross Wells	Net Wells
S. Midway	68	67
N. Midway	103	102
S. Cal	25	25
Piceance	78	46
Uinta	51	50
DJ	107	71
Texas	20	20
Totals (1)	452	381
(1)	Includes 6 gross wells (5 net wells) that were dry holes in 2008.

Net Oil and Gas Producing Properties at December 31, 2008.

Name, State	% Average Working Interest	Total Net Acres	Proved Reserves (BOE) in millions	Proved Developed Reserves (BOE) in millions	% of Total Proved Reserves	Proved Undeveloped Reserves (BOE) in millions	% of Total Proved Reserves	Average Depth of Producing Reservoir (feet)
S. Midway, CA	98	2,127	52.7	42.8	17%	9.9	4%	1,700
E. Texas	100	4,508	50.0	29.8	12	20.2	8	13,000
Piceance, CO	41	3,157	41.8	13.2	5	28.6	12	9,300
N. Midway, CA	100	1,597	38.9	16.2	7	22.7	9	1,500
Uinta, UT	98	36,635	23.3	10.9	5	12.4	5	6,000
DJ, CO	51	67,418	21.5	13.2	5	8.3	3	2,600
S. Cal, CA	100	1,598	17.7	8.7	4	9.0	4	1,200
Totals		117,040	245.9	134.8	55%	111.1	45%

Properties
We have seven asset teams as follows: South Midway-Sunset (S. Midway), North Midway-Sunset including diatomite (N. Midway), Southern California including Poso Creek and Placerita (S. Cal), Piceance, Uinta, DJ and E. Texas. Our S. Midway, S. Cal and DJ asset teams are primarily focused on production and generate significant cash flow to fund the drilling inventory in our N. Midway, Piceance, E. Texas and Uinta projects.

S. Midway - We own and operate working interests in 38 properties, including 23 owned in fee. Production from this field relies on thermal EOR methods, primarily cyclic steaming to place steam effectively into the remaining oil column. This is our most mature thermally enhanced asset.

2008 - Capital was focused on adding 20 horizontal wells below existing horizontal wells and further development at Ethel D including drilling 32 producers and the initiation of a pilot steam flood.

2009 - Efforts will be focused on drilling 10 additional, deeper horizontal wells, evaluation of the Ethel D steam flood pilot and lowering operating costs through optimization of well servicing and steam placement.

N. Midway - We began the full scale development of our N. Midway diatomite asset in late 2006 and have drilled 190 wells on this property. The delineation drilling in 2008 increased our original oil in place estimates by 35% to 330 million barrels. We are targeting ultimate recovery between 23% and 40% similar to other diatomite developments in California.

2008 - Capital was focused on drilling approximately 85 diatomite wells, completing major infrastructure upgrades that will support future development, increasing steam injection and further refining our thermal recovery techniques.  Production from our diatomite asset increased by 86% in 2008, averaging approximately 1,840 Bbl/D.

 2009 - We plan to invest $37 million to drill an additional 44 diatomite wells and install additional steam generation facilities. Additionally, we are seeking operating and capital cost reductions through initiatives such as steam management to improve our steam oil ratio and improved project management to reduce overall well costs. Production is expected to increase over 50% averaging approximately 3,000 Bbl/D.

S. Cal - We acquired the Poso Creek properties in the San Joaquin Valley in early 2003 for approximately $3 million and have proceeded with a successful thermal EOR redevelopment. In the Placerita field in Los Angeles County, we own and operate working interests in thirteen properties, including nine leases and four fee properties. Production relies on thermal recovery methods, primarily steam flooding.

2008 – Capital was directed at a 28 well program at Poso Creek and further expansion of the steam flood including the installation of a fourth steam generator and expansion of our water processing facilities.  Average production increased from 1,950 Bbl/D in 2007 to 3,100 Bbl/D in 2008.    A fifth steam generator was purchased and installed allowing further steam flood expansion into 2009.

2009 - Production at Poso Creek will increase as the steam flood patterns we developed in 2008 continue to respond. We expect to focus our efforts in 2009 on improving steam-oil ratios and lowering operating expenses.

Piceance - In 2006, we made two separate acquisitions in Piceance in Colorado, targeting the Williams Fork section of the Mesaverde formation. We acquired a 50% working interest in 6,300 gross acres in the Garden Gulch property and a 5% non-operating working interest on 6,300 gross acres and a net operating working interest of 95% in 4,300 gross acres in the North Parachute Ranch property. We spent $312 million to acquire a majority working interest in several blocks of undeveloped acreage located in the Grand Valley field. We believe we have accumulated a sizable resource base with over 900 drilling locations which will allow us to add significant proved reserves over the next several years.

2008 - Production averaged 20,750 Mcf/D in 2008 in comparison to 10,200 Mcf/D in 2007. We operated a four rig drilling program for most of the year and drilled 54 gross (27 net) wells at Garden Gulch and 18 gross (17 net) wells at North Parachute.  Significant progress was made during 2008 in reducing the days required to drill wells. During the last three months of drilling activity, the number of drilling days on our mesa wells averaged 10 days on Garden Gulch and 11 days in North Parachute, a 40% reduction in drilling times compared to early 2008.

2009 – Our focus in 2009 will be on reducing our drilling and completion cost structure along with evaluating reservoir parameters and completion practices to improve ultimate recoveries.  We believe our focus on cost reduction and improvement of ultimate recovery will allow for attractive returns to continue the development of our over 900 well drilling inventory.   We have an inventory of approximately 40 completions and recompletions that we will be evaluating for supplemental capital should commodity prices warrant.

Uinta - The Brundage Canyon leasehold in Duchesne County, northeastern Utah consists of approximately 30,000 undeveloped gross acres which include federal, tribal and private leases. We are targeting the Green River formation that produces both light oil and natural gas. Along with an industry partner, we also hold a 163,000 gross acre block in the Lake Canyon project, which is located immediately west of our Brundage Canyon producing properties. We will drill and operate the shallow wells, targeting light oil and natural gas in the Green River formation and retain up to a 75% working interest. Our partner will drill and operate deep wells that will target hydrocarbons in the Mesaverde and Wasatch formations. We will hold up to a 25% working interest in these deep wells. The Ute Tribe has the option to participate in each well and obtain a 25% working interest which would reduce our and our partner’s participation.

2008 – Production averaged 6,142 BOE/D in 2008 compared to 5,743 BOE/D in 2007.  We drilled 51 gross (50 net) wells in the Uinta project which included 39 wells at Brundage Canyon, 8 wells in the Ashley Forest and 4 Green River wells at Lake Canyon.  The Ashley Forest results continue to be encouraging with the 2008 wells achieving recoveries similar to Brundage Canyon.  Three of our Lake Canyon wells are waiting on completion which is scheduled for mid-2009.

2009 – In 2009 capital is primarily directed at facility upgrades, pursuing the remaining three Lake Canyon completions and the completion of the Ashley Forest Environmental Impact Study (EIS) which we anticipate in the first half of 2009.

DJ - In 2005, we made three acquisitions for approximately $111 million establishing a core area in the Niobrara gas producing assets in eastern Colorado, western Kansas, and southwestern Nebraska.  In 2007, we divested of our Kansas and Nebraska positions and focused our development in Yuma County where we have approximately 110,000 net acres and over 1,100 producing wells.  Our Yuma County Niobrara projects provide sustainable and steady cash flow resulting from low capital development costs, modest production declines and long-life reserves.

2008 – Production averaged 19,700 net Mcf/D in 2008 compared to 18,700 Mcf/D in 2007.  In 2008 we drilled 107 Niobrara development wells (71 net) in Yuma County with a 100% success rate and expanded our gathering and compression infrastructure to facilitate our drilling program.  Early in the year we acquired an additional 75 square miles of 3-D seismic data.  Interpretation of the 2008 seismic program and re-evaluation of previous year’s acquisitions continue to replenish our low risk repeatable drilling inventory and provide additions to our proved reserves.

2009 – The primary focus in 2009 will be to maximize production from our existing wells, increase operational efficiencies, and reduce lease operating expense.  Our capital program will be directed toward lease acquisition and facility infrastructure upgrades.

E. Texas – On July 15, 2008, we acquired a 100% working interest in natural gas producing properties on 4,500 net acres in Limestone and Harrison counties in East Texas for approximately $650 million.  In Limestone County, we are targeting seven productive sands including the Cotton Valley and Bossier sands at depths between 8,000 and 13,000 feet. In Harrison County, we are targeting five productive sands with average depths between 6,500 and 13,000 feet and have upside potential in the Haynesville and Bossier Shales. We assumed operations from the seller on November 1, 2008.

2008 - We executed a five rig program in 2008 and 19 wells have been drilled and put on production since closing (4 in Harrison and 15 in Limestone).  We also drilled three wells which are awaiting completion during 2009.

2009 - We plan to run one rig during 2009 and will drill approximately five vertical wells in the Oakes field during  the year and plan to begin drilling horizontal wells in the Haynesville Shale Darco field in the third quarter of 2009.

Obstacles and Risks to Accomplishment of Strategies and Goals. See Item 1A Risk Factors for a detailed discussion of factors that affect our business, financial condition and results of operations.

Revenues. Approximately 87% of our revenues are generated through the sale of oil and natural gas production under either negotiated contracts or spot gas purchase contracts at market prices. Approximately 8% of our revenues are derived from electricity sales from cogeneration facilities which supply approximately 32% of our steam requirement for use in our California thermal heavy oil operations.  We have invested in these facilities for the purpose of lowering our steam costs which are significant in the production of heavy crude oil. The remaining 5% of our revenues are primarily derived from gas marketing sales which represent excess capacity on the Rockies Express pipeline which we used to market natural gas for our working interest partners.

Sales of oil and gas were up 49% in 2008 compared to 2007 and up 62% from 2006. This improvement was due to an overall increase in both oil and gas production levels and increased oil prices. Improvements in production volume reflect the successful results of capital investments. Oil and natural gas prices contributed roughly 73% of the revenue increase and the increase in production volumes contributed the other 27%. Approximately 64% of our oil and gas sales volumes in 2008 were crude oil, with 82% of the crude oil being heavy oil produced in California which was sold under a contract based on the higher of WTI minus a fixed differential or the average posted price plus a premium.

The following results are in millions (except per share data) for the years ended December 31:

	2008	2007	2006
Sales of oil	$519	$385	$360
Sales of gas	179	82	70
Total sales of oil and gas	$698	$467	$430
Sales of electricity	64	56	53
Gas marketing	36	-	-
Gain (loss) on sale of assets (1)	(1)	54	1
Interest and other income, net	5	6	2
Total revenues and other income	$802	$583	$486
Net income	$134	$130	$108
Earnings per share (diluted)	$2.94	$2.89	$2.41

(1)	Includes 2007 sale of Montalvo, California assets

The following results are in millions (except per share data) for the three months ended:

	December 31, 2008	December 31, 2007	September 30, 2008
Sales of oil	$97	$109	$145
Sales of gas	43	24	63
Total sales of oil and gas	$140	$133	$208
Sales of electricity	12	15	18
Gas marketing	8	-	13
Gain (loss) on sale of assets	(2)	2	-
Interest and other income, net	2	3	2
Total revenues and other income	$160	$153	$241
Net income (loss)	$(12)	$32	$53
Net income (loss) per share (diluted)	$(.27)	$.71	$1.17

Insert Graphs

Oil Contracts. See Item 1 Business.

Hedging. See Item 7A Quantitative and Qualitative Disclosures about Market Risk and Note 18 to the financial statements.

Operating data. The following table is for the years ended December 31:

	2008	%	2007	%	2006	%
Oil and Gas
Heavy Oil Production (Bbl/D)	16,633	52	16,170	60	15,972	63
Light Oil Production (Bbl/D)	3,697	12	3,583	13	3,707	15
Total Oil Production (Bbl/D)	20,330	64	19,753	73	19,679	78
Natural Gas Production (Mcf/D)	69,834	36	42,895	27	34,317	22
Total (BOE/D)	31,968	100	26,902	100	25,398	100
Percentage increase from prior year	19%		6%		10%

Per BOE:
Average sales price before hedging	$70.22		$49.72		$48.38
Average sales price after hedging	59.81		47.50		46.67

Oil, per Bbl:
Average WTI price	$99.75		$72.41		$66.25
Price sensitive royalties	(2.95)		(5.03)		(5.13)
Gravity differential and other	(11.32)		(9.53)		(8.20)
Crude oil hedges	(16.89)		(4.61)		(2.37)
Correction to royalties payable	1.42		-		-
Average oil sales price after hedging	$70.01		$53.24		$50.55

Natural gas price:
Average Henry Hub price per MMBtu	$9.04		$7.12		$6.97
Conversion to Mcf	.45		.34		.33
Natural gas hedges	.14		.74		.09
Location, quality differentials and other	(2.62)		(2.93)		(1.82)
Average gas sales price after hedging	$7.01		$5.27		$5.57

Production increased 19% or 5,066 BOE/D for the year ended December 31, 2008 when compared to the year ended December 31, 2007.  Our E. Texas acquisition which closed on July 15, 2008, contributed 2,384 BOE/D on an annualized basis.  Our development activities during the year resulted in increases in the Piceance, Poso and diatomite of 1,796 BOE/D, 1,133 BOE/D and 851 BOE/D, respectively.

The following table is for the three months ended:

	December 31, 2008%		December 31, 2007%		September 30, 2008%
Oil and Gas
Heavy Oil Production (Bbl/D)	15,999	45	16,595	59	17,264	49
Light Oil Production (Bbl/D)	3,659	10	3,395	12	3,898	11
Total Oil Production (Bbl/D)	19,658	55	19,990	71	21,162	60
Natural Gas Production (Mcf/D)	95,548	45	48,196	29	83,928	40
Total (BOE/D)	35,583	100	28,023	100	35,150	100

Per BOE:
Average sales price before hedging	$38.45		$60.38		$80.22
Average sales price after hedging	42.93		52.32		64.98

Oil, per Bbl:
Average WTI price	$59.08		$90.50		$118.22
Price sensitive royalties	(1.69)		(6.68		(5.30)
Gravity differential and other	(8.55)		(9.92		(10.80)
Crude oil hedges	4.69		(13.57)		(26.12)
Average oil sales price after hedging	$53.53		$60.33		$76.00

Natural gas price:
Average Henry Hub price per MMBtu	$6.95		$7.39		$10.24
Conversion to Mcf	.35		.35		.52
Natural gas hedges	.70		.91		.15
Location, quality differentials and other	(3.02)		(3.21)		(2.81)
Average gas sales price after hedging	$4.98		$5.44		$8.10

Electricity. We consume natural gas as fuel to operate our three cogeneration facilities which are intended to provide an efficient and secure long-term supply of steam necessary for the cost-effective production of heavy oil. We sell our electricity to utilities under standard offer contracts based on "avoided cost" or SRAC pricing approved by the CPUC and under which our revenues are currently linked to the cost of natural gas. Natural gas index prices are the primary determinant of our electricity sales price based on the current pricing formula under these contracts. The correlation between electricity sales and natural gas prices allows us to manage our cost of producing steam more effectively.  Revenues were up and operating costs were up in the year ended 2008 from the year ended 2007 due to 18% higher electricity prices and 27% higher natural gas prices, respectively.   Revenues were up and operating costs were down in the year ended 2007 from the year ended 2006 due to 2% higher electricity prices and 6% lower natural gas prices, respectively. We purchased approximately 27 MMBtu/D as fuel for use in our cogeneration facilities in both the year ended December 31, 2008 and the year ended December 31, 2007.  In 2007 and 2008, our electricity operations improved partially from the lower cost of our firm transportation natural gas we purchased. We purchase and transport 12,000 average MMBtu/D on the Kern River Pipeline under our firm transportation contract and use this gas to produce conventional and cogeneration steam in the Midway-Sunset field. The differential between Rocky Mountain gas prices and Southern California Border prices increased during 2007 and 2008 compared to 2006 allowing us to purchase a portion of our gas at prices less than the Southern California Border price. As our electricity revenue is linked to Southern California Border prices, the fuel we purchased at lower Rocky Mountain prices was the primary contributor to the increase in our electricity margins in 2007 and 2008 compared to 2006.

On September 20, 2007, the CPUC issued a decision (SRAC Decision) that changes the way SRAC energy prices will be determined for existing and new SO contracts and revises the capacity prices paid under current SO1 contracts. The effective date of the SRAC Decision has not been determined nor has every element of the formula under the SRAC Decision been finalized.  As such it is not possible to predict the economic impact on us of the SRAC Decision nor whether its terms will be applied retroactively and if so, for what period.

The following table is for the years ended December 31:

	2008	2007	2006
Electricity
Revenues (in millions)	$63.5	$55.6	$52.9
Operating costs (in millions)	$54.9	$46.0	$48.3
Decrease to total oil and gas operating expenses per barrel	$.74	$.98	$.50
Electric power produced - MWh/D	2,063	2,133	2,074
Electric power sold - MWh/D	1,873	1,932	1,867
Average sales price/MWh (no hedging was in place)	$92.98	$78.62	$77.13
Fuel gas cost/MMBtu (including transportation)	$7.95	$6.08	$6.44

Royalties. A price-sensitive royalty burdens certain of our S. Midway properties which produced approximately 2,300 BOE/D in 2008. This royalty was 75% of the amount of the heavy oil posted price above a base price which was $16.11 in 2008. This royalty rate was reduced to 53% effective January 1, 2008 as long as we maintain a minimum steam injection level.  We met the steam injection level in 2008 and expect to meet the requirement going forward.  This base price escalates at 2% annually, thus the threshold price is $16.43 per barrel in 2009.  Liabilities payable for these royalties were $22 million, $36 million and $36 million in the years ended December 31, 2008, 2007 and 2006, respectively.

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

Oil and Gas Operating, Production Taxes, G&A and Interest Expenses. We believe that the most informative way to analyze changes in recurring operating expenses from one period to another is on a per unit-of-production, or BOE, basis. The following table presents information about our operating expenses for each of the years ended December 31:

	Amount per BOE			Amount (in thousands)
	2008	2007	Change	2008	2007	Change
Operating costs - oil and gas production	$17.10	$14.38	19%	$200,098	$141,218	42%
Production taxes	2.56	1.75	46%	29,898	17,215	74%
DD&A - oil and gas production	11.81	9.54	24%	138,237	93,691	48%
G&A	4.73	4.09	16%	55,353	40,210	38%
Interest expense	2.24	1.76	27%	26,209	17,287	52%
Total	$38.44	$31.52	22%	$449,795	$309,621	45%

Our total operating costs, production taxes, G&A and interest expenses for 2008, stated on a unit-of-production basis, increased 22% over 2007. The changes were primarily related to the following items:

·
Operating costs: Our operating costs increased primarily due to higher contract services and labor costs, higher compression, gathering, and dehydration costs and higher steam costs resulting from higher volumes of injected steam. Of the $59 million increase in operating expense compared to 2007, approximately $31 million was due to higher steam costs and approximately $4 million was due to the addition of our E. Texas assets.  On a per barrel basis, E. Texas operating costs approximate $1.00/Mcf and reduces our overall cost per barrel.  The following table presents steam information:

	2008	2007	Change
Average volume of steam injected (Bbl/D)	99,908	87,990	14%
Fuel gas cost/MMBtu (including transportation)	7.95	$6.08	31%

Based on current plans, we are targeting average steam injection in 2009 of approximately 120,000 BSPD or a 20% increase compared to 2008.

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

·
Depreciation, depletion and amortization: DD&A increased per BOE in 2008 by 24% from 2007. Over the past year this increase has resulted from an increase in capital spending in fields with higher drilling and leasehold acquisition costs, which is in line with our expectations. Additionally, DD&A may continue to trend higher as a certain portion of our interest cost related to our Piceance acquisitions is capitalized into the basis of the assets. We anticipate a portion will continue to be capitalized over the next several years until our probable reserves have been recategorized to proved reserves.

·
General and administrative: Approximately 65% of our G&A is related to compensation. The primary reason for the increase in G&A during 2008 was a 15% increase in employee headcount associated with our E. Texas acquisition and the development of our assets.  In 2008 we moved our corporate headquarters from Bakersfield, California to Denver, Colorado and approximately $1.7 million was related to relocation of our employees and related expenses. Also included in G&A is $2.3 million in rig termination penalties that we incurred during the fourth quarter of 2008 and $0.6 million for costs we incurred to evaluate the formation of a master limited partnership.

·
Interest expense: Our outstanding borrowings, including our senior unsecured money market line of credit and senior subordinated notes, was $1.16 billion at December 31, 2008 compared to $459 million at December 31, 2007. Average borrowings in 2008 increased primarily due to our E. Texas acquisition. For the year ended December 31, 2008, $23 million of interest cost has been capitalized.

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

Our total operating costs, production taxes, G&A and interest expenses for 2007, stated on a unit-of-production basis, increased 18% over 2006. The changes were primarily related to the following items:

·
Operating costs: Our operating costs increased primarily due to higher contract services and labor costs, higher compression, gathering, and dehydration costs and higher steam costs resulting from higher volumes of injected steam. The following table presents steam information:

	2007	2006	Change
Average volume of steam injected (Bbl/D)	87,990	81,246	8%
Fuel gas cost/MMBtu (including transportation)	$6.08	$6.44	(6%)

·
Production taxes: During 2007 our production taxes increased over 2006 as the value of our oil and natural gas had increased. Severance taxes, which are prevalent in Utah and Colorado, are directly related to the field sales price of the commodity. In California, our production is burdened with ad valorem taxes on our total proved reserves.

·	Depreciation, depletion and amortization: DD&A increased per BOE in 2007 by 31% from 2006 due to an increase in capital spending in fields with higher drilling and leasehold acquisition costs.

·
General and administrative: in 2007, approximately 70% of our G&A was related to compensation. The primary reason for the increase in G&A during 2007 was an 8% increase in employee headcount to accelerate the development of our assets and our competitive compensation practices to attract and retain our personnel.

·
Interest expense: Our outstanding borrowings, including our senior unsecured money market line of credit and senior subordinated notes, was $459 million at December 31, 2007 compared to $406 million at December 31, 2006. Average borrowings in 2007 increased primarily due to our final payment on our Piceance acquisition. For the year ended December 31, 2007, $18 million of interest cost was capitalized.

Estimated 2009 Oil and Gas Operating, G&A and Interest Expenses. We estimate our 2009 production volume will range between 32,000 BOE/D and 33,000 BOE/D. Based on WTI of $47.50 and NYMEX HH of $5.00 MMBtu, we expect our expenses to be within the following ranges:

	Amount per BOE
	Anticipated
	range in 2009	2008	2007
Operating costs-oil and gas production (1)	$13.50 – 15.00	$17.10	$14.38
Production taxes (2)	1.50 – 2.00	2.56	1.75
DD&A	14.00 – 16.00	11.81	9.54
G&A	3.75 – 4.00	4.73	4.09
Interest expense	3.00 – 4.00	2.24	1.76
Total	$35.75 –41.00	$38.44	$31.52
(1)
We expect operating costs to decrease in 2009 as compared to 2008 due to lower natural gas prices which are the primary driver of our cost to generate steam in California and our overall cost reduction efforts.

(2)
We expect production taxes will be lower on a per BOE basis as our averaged realized price decreases due to lower commodity prices and a majority of these costs are based on a percentage of our revenue.

Dry hole, abandonment, impairment and exploration. In 2008 we had dry hole, abandonment and impairment charges of $12.3 million.  We recorded $7.3 million for technical difficulties that were encountered on five wells in Piceance before reaching total depth.  These holes were abandoned in favor of drilling to the same bottom hole location by drilling new wells.  We incurred exploration costs of $2.4 million in 2008 compared to $0.7 million and $3.8 million in 2007 and 2006, respectively. These costs consist primarily of geological and geophysical costs in DJ.  Due to the release of our rigs we performed an impairment test which resulted in $2.4 million of impairment costs resulting from the impairment of one rig.  Additionally, we performed an impairment test of our oil and gas assets at December 31, 2008 in accordance with SFAS 144 and determined that no impairment was necessary.

In 2007 we had dry hole, abandonment and impairment charges of $13.7 million consisting primarily of a $4.6 million write down of a portion of our Tri-State acreage in connection with the then current and pending sale of these properties, a $3.3 million impairment of our Coyote Flats prospect to reflect its fair value in conjunction with the preparation of our year end reserve estimates, a $2.9 million write down of our Bakken properties sold in September 2007, and other dry hole charges of $2.2 million.

Bad debt expense. In December 2008, Flying J, Inc. and its wholly owned subsidiary Big West Oil and its wholly owned subsidiary BWOC filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Of the $38.7 million recorded in bad debt expense for the year ended December 31, 2008, $38.5 million relates to the allowance for bad debt taken for the bankruptcy of BWOC with the remainder due to the bankruptcy of SemCrude earlier in 2008.  Of the $38.5 million due from BWOC, $12.4 million represents December crude oil sales by the Company and represents an administrative claim under the bankruptcy proceedings and $26.1 million represents November crude oil sales which would have the same priority as other general unsecured claims.  BWOC will also be liable to us for damages under this contract for any amounts received by us under our short-term contracts which are less than what we would have otherwise received from BWOC had they been able to accept our production.  We have guarantees from Big West Oil and from Flying J, Inc. in the amount of $75 million each, in the event that our claim is not fully collectible from BWOC.  While we believe that we may recover some or all of the amounts due from BWOC, the data received from the bankruptcy proceedings to date has not provided us with adequate data from which to make a conclusion that any amounts will be collected nor as to whether BWOC will assume or reject our contract.

Income taxes. The Revenue Reconciliation Act of 1990 included a tax credit for certain costs associated with extracting high-cost, capital-intensive marginal oil or gas which utilizes certain methods, including cyclic steam and steam flood recovery methods for heavy oil. This credit is based on the average wellhead prices for the prior year.  While we do not expect to generate EOR credit in 2009, we would expect to generate some EOR tax credit for 2010 if average U.S. wellhead oil prices in 2009 are within an approximate range of $44 to $50.  As of December 31, 2008, we have approximately $24 million of federal and $17 million of state (California) EOR tax credit carryforwards available to reduce future cash income taxes. The EOR credits will begin to expire, if unused, in 2024 and 2015 for federal and California purposes, respectively.

We experienced an effective tax rate of 37%, 38% and 39% in 2008, 2007 and 2006, respectively. The rate is lower than our combined federal and state statutory tax rate of 40% primarily due to certain business incentives. We expect our effective tax rate to range between 37% and 38% in 2009, given the current commodity price environment. See Note 12 to the financial statements for further information.

Commodity derivatives. In March 2006, we took a charge for the change in fair market value of our natural gas derivatives put in place to protect our Piceance acquisition future cash flows. These gas derivatives did not qualify for hedge accounting under SFAS 133 because the price index in the derivative instrument did not correlate closely with the item being hedged. The pre-tax charge of $4.8 million represented the change in fair market value over the life of the contract, resulting from an increase in natural gas prices from the date of the derivative to March 31, 2006. In May 2006, we entered into basis swaps with natural gas volumes to match the volumes on our NYMEX Henry Hub collars that were placed on March 1, 2006. The combination of the derivative instruments entered into on March 1, 2006 (described above) and the basis swaps were designated as cash flow hedges in accordance with SFAS 133. Thus the unrealized net gain of $5.6 million included on the Statements of Income in 2006 under the caption "Commodity derivatives" is primarily the change in fair value of the derivative instrument caused by changes in forward price curves prior to designating these instruments as cash flow hedges.

On January 2, 2008 we entered into NYMEX swaps to protect our DJ cash flows.  These natural gas derivatives were not correlated at inception, and therefore ineffective.  On January 14, 2008, we entered into basis swaps and designated the combination of the basis swaps and NYMEX swaps as cash flow hedges.  However, we took a charge of $357,000 to Commodity Derivatives in the first quarter of 2008 which reflected the ineffectiveness for the interim period.

Most of our oil hedges are based on the West Texas Intermediate (WTI) index and our California oil sales contract with BWOC is tied to WTI which has allowed us to qualify for hedge accounting and effectively hedge our production.  Our interim sales contracts are primarily based on the field posting price and we are therefore subject to potential ineffectiveness.  There is a high correlation between WTI and the field posting prices which allowed us to continue hedge accounting.  Additionally, under the dollar offset method, we did not have any ineffectiveness under these contracts during 2008.  However, depending on the change in value of our actual hedges compared to a hypothetical hedge based on field posting prices, we may have significant ineffectiveness on these contracts in the future based on changes in the field posted price compared to the changes in WTI.

Asset dispositions. We have significantly increased and strengthened our portfolio of assets since 2002 and expect to continue to make acquisitions. We anticipate that we will dispose of certain properties or assets over time. The assets most likely for disposition will be those that do not fit or complement our strategic growth plan, that are not contributing satisfactory economic returns given the profile of the assets, or that we believe the development potential will not be meaningful to us as a whole. We divested several assets in 2007. Proceeds from these sales contributed to the funding of our capital program. Net oil and gas properties and equipment classified as held for sale is zero at December 31, 2008 and $1.4 million as of December 31, 2007 in accordance with SFAS No. 144. See Note 3 to the financial statements.

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

Liquidity.  In October 2006, we completed the sale of $200 million of ten year 8.25% senior subordinated notes and paid down our borrowings under our facility. In July 2008 we secured our credit facility with our assets and as of December 31, 2008 we had bank commitments of $1.21 billion with a borrowing base of $1.25 billion.  As of December 31, 2008, we had total borrowings under the senior secured revolving credit facility and money market line of credit of $957 million and $200 million under our senior subordinated notes. Our available credit under our senior secured credit facility was $245 million at year-end 2008.

Our borrowing base is subject to semi-annual redeterminations in April and October of each year.  The borrowing base is determined by each lender based on the value of our proved oil and gas reserves using price assumptions that vary by lender.  Due to a decline in commodity prices, it is likely that our borrowing base will decrease in April 2009 which could substantially reduce our liquidity.  Should the amount of our borrowing base decrease below the amount outstanding under the facility, we would be required to repay any such deficiency in two equal installments 90 and 180 days after the borrowing base redetermination.  Hedges generally add significant value to our borrowing base as the prices banks use to value our assets are at a discount to futures prices.  We have a minimal amount of our oil production hedged after 2010 and we will likely enter into additional hedge positions as needed to increase our borrowing base under the senior secured credit facility.  In addition to amending our covenants to increase the amount of total leverage we may incur, the February 2009 amendment to our credit facility provides us with the flexibility to add various forms of debt that is junior to our senior secured credit facility and that is not subject to a borrowing base. We are evaluating such junior debt to further increase our liquidity.

Capital Expenditures and Cash Flows. We establish a capital budget for each calendar year based on our development opportunities and the expected cash flow from operations for that year. Acquisitions are typically debt financed. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flow. Excess cash generated from operations is expected to be applied toward debt reduction or other corporate purposes.  As we operate all of our assets, we have the flexibility to modify our capital program based on changes in commodity prices.  In 2009, we have a capital program of approximately $100 million and we expect to fully fund this program from operating cash flow which should approximate $175 million. Approximately 90% of our oil production is hedged for 2009 and thus our sensitivity to changes in oil prices is limited.  A ten dollar change in oil prices impacts our operating cash flow by approximately $2 million in 2009.  A one dollar change in natural gas prices impacts operating cash flow by approximately $6 million.

Dividends. Our regular annual dividend is currently $0.30 per share, or approximately $13.4 million annually, payable quarterly in March, June, September and December.

Working Capital. Cash flow from operations is dependent upon the price of crude oil and natural gas and our ability to increase production and manage costs. Combined crude oil and natural gas prices decreased in 2008 (see graphs on page 32) and we increased production by 19%.

Our working capital balance fluctuates as a result of the amount of borrowings and the timing of repayments under our credit arrangements. We use our long-term borrowings under our senior unsecured revolving credit facility primarily to fund property acquisitions. Generally, we use excess cash to pay down borrowings under our credit arrangement. As a result, we often have a working capital deficit or a relatively small amount of positive working capital.  In 2009, we expect our working capital deficit to decrease by $50 to $65 million as our accounts payable is reduced to reflect a $100 million capital budget compared to a $400 million capital budget in 2009 and our price sensitive royalty in California which is paid annually in February of each year is reduced due to lower commodity prices.

In July 2008, we completed the purchase of 4,500 net acres in E. Texas for approximately $650 million which was funded from our senior secured credit facility.

In May 2007, we sold our non-core West Montalvo assets in Ventura County, California. The sale proceeds were approximately $61 million and we recognized a $52 million pretax gain on the sale, including post closing adjustments. Production from the property was approximately 700 BOE/D, which is less than 3% of average 2007 production and, as of December 31, 2006, the property had 7 million BOE of proved reserves, which is less than 5% of the 2006 year end total of 150 million BOE. Separately, during the second quarter of 2007 we paid the third and final installment of approximately $54 million for the North Parachute Ranch property located in Piceance.

The table below compares financial condition, liquidity and capital resources changes as of and for the years ended December 31 (in millions, except for production and average prices):

	2008	2007	Change
Average production (BOE/D)	31,968	26,902	19%
Average oil and gas sales prices, per BOE after hedging	$59.81	$47.50	26%
Net cash provided by operating activities	$410	$239	72%
Working capital (deficit)	$(72)	$(110)	38%
Sales of oil and gas	$698	$467	50%
Total debt	$1,157	$459	152%
Capital expenditures, including acquisitions and deposits on acquisitions	$1,066	$342	212%
Dividends paid	$13.4	$13.3	1%

Hedging. See Item 7A Quantitative and Qualitative Disclosures about Market Risk and Note 18 to the financial statements.

Credit Facility. See Note 7 to the financial statements for more information.

Contractual Obligations.

Our contractual obligations as of December 31, 2008 are as follows (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt and interest	$1,471,383	$82,211	$56,558	$56,558	$56,558	$969,998	$249,500
Abandonment obligations	41,967	1,643	1,642	1,642	1,642	1,642	33,756
Operating lease obligations	18,328	2,373	2,390	2,436	2,446	2,493	6,190
Drilling and rig obligations	47,049	12,789	8,030	8,030	18,200	-	-
Firm natural gas transportation contracts	165,071	19,803	19,803	19,803	19,652	17,557	68,453
Total	$1,743,798	$118,819	$88,423	$88,469	$98,498	$991,690	$357,899

Long-term debt and interest - Our credit facility borrowings and related interest of approximately 4.3% can be paid before its maturity date without significant penalty. Our bond notes and related interest of 8.25% mature in November 2016, but are not redeemable until November 1, 2011 and are not redeemable without any premium until November 1, 2014.

Operating leases - We lease corporate and field offices in California, Colorado and Texas. Rent expense with respect to our lease commitments for the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $1.5 million and $1.0 million, respectively. In 2006, we purchased an airplane for business travel which was subsequently sold and contracted under a ten year operating lease beginning December 2006.

Drilling obligations –   Starting in 2006, we began to participate in the drilling of over 16 gross wells on our Lake Canyon prospect over the four year contract. Our minimum obligation under our exploration and development agreement is $9.6 million, and as of December 31, 2008 the remaining obligation is $2.4 million. Also included above, under our June 2006 joint venture agreement in Piceance we are required to have 120 wells drilled by February 2011 to avoid penalties of $0.2 million per well or a maximum of $24 million. As of December 31, 2008 we have drilled 29 of these wells and anticipate resuming drilling in early 2010 to continue the progression towards meeting our commitment.

Drilling rig obligations - We are obligated in operating lease agreements for the use of two drilling rigs, one in California and one of which resulted from our July, 2008 E. Texas Acquisition (see Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Properties).

Firm natural gas transportation - We have one firm transportation contract which provides us additional flexibility in securing our natural gas supply for California operations. This allows us to potentially benefit from lower natural gas prices in the Rocky Mountains compared to natural gas prices in California. We have eight long-term transportation contracts on five different pipelines to provide us with physical access to move gas from our producing areas to various markets.

Other obligations. We adopted the provisions of FIN No. 48 on January 1, 2007 and recognized no material adjustment to retained earnings. As of December 31, 2008, we had a gross liability for uncertain tax benefits of $12 million of which $10 million, if recognized, would affect the effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2008, we had accrued approximately $1.2 million of interest related to our uncertain tax positions. Due to the uncertainty about the periods in which examinations will be completed and limited information related to current audits, we are not able to make reasonably reliable estimates of the periods in which cash settlements will occur with taxing authorities for the noncurrent liabilities.

On February 27, 2007, we entered into a multi-staged crude oil sales contract through June 30, 2013 with a refiner for the purchase of our Uinta light crude oil. Under the agreement, the refiner began purchasing 3,200 Bbl/D on July 1, 2007. After partial completion of its refinery expansion in Salt Lake City in March 2008, the refiner increased its total purchase notional volumes to 5,000 Bbl/D.  Pricing under the contract, which includes transportation and gravity adjustments, is at a fixed percentage of WTI, and ranges between $10 and $15 at WTI prices between $40 and $60.  While the contractual differentials under this contract may be less favorable at times than the posted differential, demand for the Company’s paraffinic crude oil can vary seasonally and this contract provides a stable outlet for the Company’s crude oil.

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

Successful Efforts Method of Accounting. We account for our oil and gas exploration and development costs using the successful efforts method. Geological and geophysical costs, and the costs of carrying and retaining undeveloped properties, are expensed as incurred. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves that are in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized as long as the additional exploratory work is under way or firmly planned. The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of costs of dry holes. Once a well is drilled, the determination that economic proved reserves have been discovered may take considerable time and judgment. The evaluation of oil and gas leasehold acquisition costs included in unproved properties requires management’s judgment to estimate the fair value of such properties

Oil and Gas Reserves. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Our oil and gas reserves are based on estimates prepared by independent engineering consultants. Reserve engineering is a subjective process that requires judgment in the evaluation of all available geological, geophysical, engineering and economic data. Projected future production rates, the timing of future capital expenditures as well as changes in commodity prices, may significantly impact estimated reserve quantities. Depreciation, depletion and amortization (DD&A) expense and impairment of proved properties are impacted by our estimation of proved reserves. These estimates are subject to change as additional information and technologies become available. Accordingly, oil and natural gas quantities ultimately recovered and the timing of production may be substantially different than projected. Reduction in reserve estimates may result in increased DD&A expense, increased impairment of proved properties and a lower standardized measure of discounted future net cash flows.

Carrying Value of Long-lived Assets. Downward revisions in our estimated reserve quantities, increases in future cost estimates or depressed crude oil or natural gas prices could cause us to reduce the carrying amounts of our properties. We perform an impairment analysis of our proved properties annually, or when current events or circumstances indicate that carrying amounts may not be recoverable, by comparing the future undiscounted net revenue to the net book carrying value of the assets. An analysis of the proved properties will also be performed whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable from future net revenue. Assets are grouped at the field level and, if it is determined that the net book carrying value cannot be recovered by the estimated future undiscounted cash flow, they are written down to fair value. Cash flows used in the impairment analysis are determined based on our estimates of crude oil and natural gas reserves, future crude oil and natural gas prices and costs to extract these reserves. For our unproved properties, we perform an impairment analysis annually or whenever events or changes in circumstances indicate an asset's net book carrying value may not be recoverable.  These evaluations involve a significant amount of judgment since the results are based on estimated future sales prices, costs to produce these products, estimates of oil and natural gas reserves to be recovered and the timing of development.

Derivatives and Hedging. We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, we may designate a derivative instrument as hedging the exposure to changes in fair value of an asset or liability that is attributable to a particular risk (a fair value hedge) or as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a cash flow hedge). Both at the inception of a hedge, and on an ongoing basis, a fair value hedge must be expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the periods that a hedge is designated. Similarly, a cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The expectation of hedge effectiveness must be supported by matching the essential terms of the hedged asset, liability or forecasted transaction to the derivative contract, or by effectiveness assessments using statistical measurements. Our policy is to assess hedge effectiveness at the end of each calendar quarter. Evaluation of the fair value of our hedge positions involves judgment primarily related to whether or not the forecasted hedged transaction will occur, the evaluation of unobservable inputs to the hedge valuation and the evaluation of the credit risk of our counterparties.

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

Asset Retirement Obligations. We have significant obligations to plug and abandon oil and natural gas wells and related equipment at the end of oil and gas production operations. The computation of our asset retirement obligations (ARO) was prepared in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires us to record the fair value of liabilities for retirement obligations of long-lived assets. Estimating the future ARO requires management to make estimates and judgments regarding timing, current estimates of plugging and abandonment costs, as well as to determine what constitutes adequate remediation. We develop estimates based on our historical costs and estimated costs where we do not have such historical data and use the present value of estimated cash flows related to our ARO to determine the fair value. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. Changes in any of these assumptions can result in significant revisions to the estimated ARO. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment will be made to the related asset. Due to the subjectivity of assumptions and the relatively long life of our assets, the ultimate costs to retire our wells may vary significantly from previous estimates.

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

The E. Texas purchase price was based on the relative fair values, as determined by the valuation of proved reserves and related assets as of the acquisition date.

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

Recent Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. We adopted this interpretation in the first quarter of 2007. See Note 12.

In September 2006, SFAS No. 157, Fair Value Measurements was issued by the FASB. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted this Statement in 2008 and increased our disclosures accordingly.  SFAS No. 157-2 addresses the same topic for nonfinancial assets and liabilities and will become effective for our fiscal year beginning January 1, 2009.  We do not believe that the implementation of SFAS 157-2 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the Balance Sheet. We adopted this statement January 1, 2008 and it did not have a material effect on our financial statements.

In April 2007, the FASB issued a FASB Staff Position to amend FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts. FIN 39-1 states that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FIN 39-1 became effective for our fiscal year beginning January 1, 2008 and did not have any effect on our financial statements as we do not post collateral under our hedging agreements.

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

In September 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions (FSP) No. 133-1 and FIN 45-4 to amend FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.   This FSP also amends FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Further, this FSP clarifies the FASB’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This FSP was adopted in 2008 and did not have a material effect on our financial statements and related disclosures.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 18 to the financial statements, to minimize the effect of a downturn in oil and gas prices and to protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts from time to time. The terms of contracts depend on various factors, including management's view of future crude oil and natural gas prices, acquisition economics on purchased assets and our future financial commitments. This price hedging program is designed to moderate the effects of a severe crude oil and natural gas price downturn while allowing us to participate in any commodity price increases. In California, we benefit from lower natural gas pricing as we are a consumer of natural gas in our operations and elsewhere we benefit from higher natural gas pricing. We have hedged, and may hedge in the future both natural gas purchases and sales as determined appropriate by management. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level, some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate in accordance with policy established by our board of directors.

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

The following table summarizes our commodity hedge positions as of December 31, 2008:

Term	Average Barrels Per Day	Floor/Ceiling Prices	Term	Average MMBtu Per Day	Average Price
Crude Oil Sales (NYMEX WTI) Collars			Natural Gas Sales (NYMEX HH TO PEPL) Basis Swaps
Full year 2009	295	$80.00/$91.00	1st Quarter 2009	15,400	$1.17
Full year 2009	1,000	$100.00/$163.60	2nd Quarter 2009	15,400	$1.12
Full year 2009	1,000	$100.00/$150.30	3rd Quarter 2009	15,400	$0.97
Full year 2009	1,000	$100.00/$160.00	4th Quarter 2009	15,400	$1.05
Full year 2009	1,000	$100.00/$150.00	Full year 2009	2,000	$1.24
Full year 2009	1,000	$100.00/$157.48	Full year 2009	3,000	$1.19
Full year 2010	1,000	$60.00 / $80.00	Full year 2010	2,000	$1.05
Full year 2010	1,000	$55.00 / $76.20	Full year 2010	3,000	$1.00
Full year 2010	1,000	$55.00 / $77.75
Full year 2010	1,000	$55.00 / $77.70
Full year 2010	1,000	$55.00 / $83.10
Full year 2010	1,000	$60.00 / $75.00	Natural Gas Sales (NYMEX HH) Swaps
Full year 2010	1,000	$65.15 / $75.00	Full year 2009	15,400	$8.50
Full year 2010	1,000	$65.50 / $78.50	Full year 2009	2,000	$6.15
Full year 2010	280	$80.00 / $90.00	Full year 2009	3,000	$6.19
Full year 2010	1,000	$100.00/$161.10
Full year 2010	1,000	$100.00/$150.30
Full year 2010	1,000	$100.00/$160.00	Natural Gas Sales (NYMEX HH) Collars		Floor/Ceiling Prices
Full year 2010	1,000	$100.00/$150.00	Full year 2010	2,000	$6.00/$8.60
Full year 2010	1,000	$100.00/$158.50	Full year 2010	3,000	$6.00/$8.65
Full year 2010	1,000	$70.00/$86.00
Full year 2011	270	$80.00 / $90.00

Crude Oil Sales (NYMEX WTI) Swaps		Average Price
Full year 2009	240	$71.50
Full year 2009	1,000	$70.30
Full year 2009	1,000	$70.50
1st Quarter 2009	2,000	$51.70
2nd, 3rd & 4th Quarters 2009	2,000	$55.00
Full year 2009	1,000	$54.67
Full year 2009	2,000	$54.10
Full year 2009	5,000	$54.39

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

From January 1, 2009 to February 25, 2009, we entered into gas collars for 4,000 MMBtu/D with a floor of $6.50 and ceilings ranging from $8.75 to $8.90, for the full year 2010 and E. Texas basis swaps on the same volumes for average prices of $0.38 and $0.49.  We converted 6,000 Bbl/D oil collars ranging from floors of $55.00 to $60.00 and ceilings of $75.00 to $83.10 for the full year 2010 for swaps for the same volumes ranging from $61.00 to $64.80.   We also entered into oil collars for 3,000 Bbl/D for the full year 2011 with floors of $55.00 to $55.20 and ceilings of $68.65 to $70.50, an oil swap for 500 Bbl/D for the third quarter of 2009 for $52.40, an oil swap for 650 Bbl/D for the full year 2010 for $56.90 and oil swaps for 1,750 Bbl/D for the full year 2011 for average prices from $56.36 to $61.80.

The collar strike prices will allow us to protect a significant portion of our future cash flow if 1) oil prices decline below our floor prices which range from $55.00 to $100.00 per barrel while still participating in any oil price increase up to the ceiling prices which range from $75.00 to $163.60 per barrel on the volumes indicated above, and if 2) gas prices decline below our floor price of $6.00 per MMBtu while still participating in any gas price increase up to the ceiling prices, which range from $8.60 to $8.65 per MMBtu on the respective volumes. These hedges improve our financial flexibility by locking in significant revenues and cash flow upon a substantial decline in crude oil or natural gas prices, including certain basis differentials. It also allows us to develop our long-lived assets and pursue exploitation opportunities with greater confidence in the projected economic outcomes and allows us to borrow a higher amount under our senior unsecured revolving credit facility.

While we have designated our hedges as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, it is possible that a portion of the hedge related to the movement in the WTI to California heavy crude oil price differential may be determined to be ineffective. Likewise, we may have some ineffectiveness in our natural gas hedges due to the movement of HH pricing as compared to actual sales points. If this occurs, the ineffective portion will directly impact net income rather than being reported as Other Comprehensive Income (Loss). If the differential were to change significantly, it is possible that our hedges, when marked-to-market, could have a material impact on earnings in any given quarter and, thus, add increased volatility to our net income. The marked-to-market values reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participant at the measurement date.

We entered into derivative contracts (natural gas swaps and collar contracts) in March 2006 that did not qualify for hedge accounting under SFAS 133 because the price index for the location in the derivative instrument did not correlate closely with the item being hedged. These contracts were recorded in the first quarter of 2006 at their fair value on the Balance Sheet and we recognized an unrealized net loss of approximately $4.8 million on the Statements of Income under the caption “Commodity derivatives.” We entered into natural gas basis swaps on the same volumes and maturity dates as the previous hedges in May 2006 which allowed for these derivatives to be designated as cash flow hedges going forward, causing an unrealized net gain of $5.6 million to be recognized in the second quarter of 2006. The difference of $0.8 million was recorded in other comprehensive income at the date the hedges were designated.

In 2008 we exchanged 10,000 Bbl/D oil collar contracts for calendar 2009 with a floor of $47.50 and a ceiling of $70.00 for swaps with strike prices ranging from $54.10 to $55.00.  The collars were exchanged for the swaps on the same day and the collars were dedesignated and the swaps were redesignated in the same day.

The related cash flow impact of all of our derivative activities are reflected as cash flows from operating activities.

Irrespective of the unrealized gains reflected in Other Comprehensive Income, the ultimate impact to net income over the life of the hedges will reflect the actual settlement values.

At December 31, 2008, Accumulated Other Comprehensive Income, net of income taxes, consisted of $114 million of unrealized gains from our crude oil and natural gas hedges. Deferred net gains recorded in Accumulated Other Comprehensive Income at December 31, 2008 are expected to be reclassified to earnings in the same period as the hedged transaction. The 10,000 Bbl/D oil collars that were exchanged in 2008 for oil swaps were frozen in Accumulated Other Comprehensive Income on the day of conversion and will be reclassified to earning in the same period as the hedged transaction.  The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. With respect to our hedging activities, we utilize multiple counterparties on our hedges and monitor each counterparty's credit rating.

	2008	2007	2006
Net reduction of sales of oil and gas revenue due to hedging activities (in millions)	$121.5	$21.8	$15.7
Net reduction of cost of gas due to hedging activities (in millions)	$-	$-	$1.6
Net reduction in revenue per BOE due to hedging activities	$10.41	$2.22	$1.71

Based on NYMEX futures prices as of December 31, 2008 (WTI $61.47; HH $6.84), we would expect to receive payments over the remaining term of our crude oil and natural gas hedges in place as follows:

	12/31/08	Impact of percent change in futures prices on pretax future cash (payments) and receipts
	NYMEX Futures	-40%	-20%	+20%	+40%
Average WTI Futures Price (2009 – 2011)	$61.47	$36.88	$49.18	$73.77	$86.06
Average HH Futures Price (2009)	6.84	4.10	5.47	8.22	9.59

Crude Oil gain/(loss) (in millions)	$185.2	$353.5	$254.0	$116.7	$29.5
Natural Gas gain/(loss) (in millions)	12.2	34.0	20.8	1.7	(10.6)
Total	$197.4	$387.5	$274.8	$118.4	$18.9

Net pretax future cash (payments) and receipts by year (in millions) based on average price in each year:
2009 (WTI $52.88; HH $6.42)	$120.5	$178.7	$142.9	$76.8	$38.1
2010 (WTI $63.10)	75.8	204.9	131.9	41.6	(18.6)
2011 (WTI $68.44)	1.1	3.9	-	-	(0.6)
Total	$197.4	$387.5	$274.8	$118.4	$18.9

Interest Rates. Our exposure to changes in interest rates results primarily from long-term debt. In October 2006, we issued $200 million of 8.25% senior subordinated notes due 2016 in a public offering. Total long-term debt outstanding at December 31, 2008 and 2007 was $1.13 billion and $445 million, respectively. Interest on amounts borrowed under our revolving credit facility is charged at LIBOR plus 1.375% to 2.125%, subject to our interest rate hedges, plus the senior unsecured revolving credit facility’s margin through June 30, 2012. Based on year end 2008 credit facility borrowings, a 1% change in interest rates would have a $3.7 million after tax impact on our financial statements.

In June 2006 and July 2006 we entered into five year interest rate swaps for a fixed rate of approximately 5.5% on $100 million of our outstanding borrowings under our credit facility. These interest rate swaps have been designated as cash flow hedges.  In 2008, $50 million of these interest rate swaps were extended one year, resulting in a fixed rate of approximately 4.8%.

    In 2008 we also entered into three year interest rate swaps for a fixed rate of approximately 2.2% on an additional $275 million of our outstanding borrowings under our credit facility for three years beginning on April 15 and September 15, 2009.  These interest rate swaps have been designated as cash flow hedges.  As of December 31, 2008, we had a total of $575 million of fixed rate positions averaging 4.8% resulting from the $200 million of 8.25% senior subordinated notes and $375 million of interest rate swaps for a fixed rate of approximately 2.2%.

From January 1, 2009 through February 25, 2009, we entered into three year interest rates swaps for a fixed rate of approximately 2.0% on an additional $100 million of our outstanding borrowings under our credit facility for three years beginning on April 15 and December 15, 2009.  These interest rate swaps have been designated as cash flow hedges.  As a result of these 2009 hedge contracts, we have a total of $675 million of fixed rate positions averaging 4.4%.

Item 8.  Financial Statements and Supplementary Data

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Berry Petroleum Company:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berry Petroleum Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the financial statements, the Company changed the manner in which it accounts for recurring fair value measurements of financial instruments in 2008.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 25, 2009

BERRY PETROLEUM COMPANY
Balance Sheets
December 31, 2008 and 2007
(In Thousands, Except Share Information)

ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$240	$316
Short-term investments	66	58
Accounts receivable, net of allowance for doubtful accounts of $38,511 and $0, respectively	65,873	117,038
Deferred income taxes	-	28,547
Fair value of derivatives	111,886	2,109
Assets held for sale	-	1,394
Prepaid expenses and other	11,015	11,557
Total current assets	189,080	161,019
Oil and gas properties (successful efforts basis), buildings and equipment, net	2,254,425	1,275,091
Fair value of derivatives	79,696	-
Other assets	19,182	15,996
	$2,542,383	$1,452,106
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119,221	$90,354
Revenue and royalties payable	34,416	47,181
Accrued liabilities	34,566	21,653
Line of credit	25,300	14,300
Income taxes payable	187	2,591
Deferred income taxes	45,490	-
Fair value of derivatives	1,445	95,290
Total current liabilities	260,625	271,369
Long-term liabilities:
Deferred income taxes	270,323	128,824
Long-term debt	1,131,800	445,000
Asset retirement obligation	41,967	36,426
Unearned revenue	-	398
Other long-term liabilities	5,921	1,657
Fair value of derivatives	4,203	108,458
	1,454,214	720,763
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares outstanding	-	-
Capital stock, $0.01 par value:
Class A Common Stock, 100,000,000 shares authorized; 42,782,365 shares issued and outstanding (42,583,002 in 2007)	427	425
Class B Stock, 3,000,000 shares authorized; 1,797,784 shares issued and outstanding (liquidation preference of $899) (1,797,784 in 2007)	18	18
Capital in excess of par value	79,653	66,590
Accumulated other comprehensive income (loss)	113,697	(120,704)
Retained earnings	633,749	513,645
Total shareholders' equity	827,544	459,974
	$2,542,383	$1,452,106

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Statements of Income
Years ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Data)

	2008	2007	2006
REVENUES
Sales of oil and gas	$697,977	$467,400	$430,497
Sales of electricity	63,525	55,619	52,932
Gas marketing	35,750	-	-
Gain (loss) on sale of assets	(1,297)	54,173	97
Interest and other income, net	5,576	6,265	2,812
	801,531	583,457	486,338
EXPENSES
Operating costs - oil and gas production	200,098	141,218	117,624
Operating costs - electricity generation	54,891	45,980	48,281
Production taxes	29,898	17,215	14,674
Depreciation, depletion & amortization - oil and gas production	138,237	93,691	67,668
Depreciation, depletion & amortization – electricity generation	2,812	3,568	3,343
Gas marketing	32,072	-	-
General and administrative	55,353	40,210	36,841
Interest	26,209	17,287	10,247
Commodity derivatives	358	-	(736)
Dry hole, abandonment, impairment and exploration	12,316	13,657	12,009
Bad debt expense	38,665	-	-
	590,909	372,826	309,951
Income before income taxes	210,622	210,631	176,387
Provision for income taxes	77,093	80,703	68,444

Net income	$133,529	$129,928	$107,943

Basic net income per share	$3.00	$2.95	$2.46

Diluted net income per share	$2.94	$2.89	$2.41

Weighted average number of shares of capital stock outstanding (used to calculate basic net income per share)	44,485	44,075	43,948
Effect of dilutive securities:
Stock options	781	604	723
Other	129	227	103
Weighted average number of shares of capital stock used to calculate diluted net income per share	45,395	44,906	44,774

Statements of Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)
Net income	$133,529	$129,928	$107,943
Unrealized gains (losses) on derivatives, net of income taxes of $96,546, ($66,627), and $7,647, respectively	157,522	(99,941)	11,471
Reclassification of realized gains (losses) on derivatives included in net income, net of income taxes of $47,119, ($524) and ($4,712), respectively	76,879	(786)	(7,068)
Comprehensive income	$367,930	$29,201	$112,346

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Statements of Shareholders’ Equity
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Data)

	Class A	Class B	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balances at January 1, 2006	$211	$9	$56,064	$302,306	$(24,380)	$334,210
Two-for one stock split	211	9	(220)	-	-	-
Shares repurchased and retired (600,200 shares)	(6)	-	(18,713)	-	-	(18,719)
Stock-based compensation (498,939 shares)	5	-	9,256	-	-	9,261
Tax impact of stock option exercises	-	-	3,444	-	-	3,444
Deferred director fees - stock compensation	-	-	335	-	-	335
Cash dividends declared - $0.30 per share, including RSU dividend equivalents	-	-	-	(13,177)	-	(13,177)
Change in fair value of derivatives	-	-	-	-	4,403	4,403
Net income	-	-	-	107,943	-	107,943
Balances at December 31, 2006	421	18	50,166	397,072	(19,977)	427,700

Stock-based compensation (484,451 shares)	4	-	12,930	-	-	12,934
Tax impact of stock option exercises	-	-	3,049	-	-	3,049
Deferred director fees - stock compensation	-	-	445	-	-	445
Cash dividends declared - $0.30 per share, including RSU dividend equivalents	-	-	-	(13,292)	-	(13,292)
Cumulative effect of accounting change from adoption of FIN 48	-	-	-	(63)	-	(63)
Change in fair value of derivatives	-	-	-	-	(100,727)	(100,727)
Net income	-	-	-	129,928	-	129,928
Balances at December 31, 2007	425	18	66,590	513,645	(120,704)	459,974

Stock-based compensation (199,363 shares)	2	-	11,684	-	-	11,686
Tax impact of stock option exercises	-	-	938	-	-	938
Deferred director fees - stock compensation	-	-	441	-	-	441
Cash dividends declared - $0.30 per share, including RSU dividend equivalents	-	-	-	(13,425)	-	(13,425)
Change in fair value of derivatives	-	-	-		234,401	234,401
Net income	-	-	-	133,529	-	133,529
Balances at December 31, 2008	$427	$18	$79,653	$633,749	$113,697	$827,544

The accompanying notes are an integral part of these financial statements.

 BERRY PETROLEUM COMPANY
 Statements of Cash Flows
 Years Ended December 31, 2008, 2007 and 2006
 (In Thousands)

Cash flows from operating activities:	2008	2007	2006
Net income	$133,529	$129,928	$107,943
Depreciation, depletion and amortization	141,049	97,259	71,011
Dry hole and impairment	9,932	12,951	8,253
Commodity derivatives	(108)	574	(109)
Stock-based compensation expense	9,313	8,200	6,436
Deferred income taxes	67,982	62,465	51,666
(Gain) loss on sale of asset	1,297	(54,173)	(97)
Other, net	(756)	3,561	544
Cash paid for abandonment	(4,607)	(1,188)	606
Allowance for bad debt	38,511	-	-
Change in book overdraft	23,984	(9,400)	15,246
(Increase) decrease in current assets other than cash, cash equivalents and short-term investments	10,281	(47,876)	(16,338)
Increase (decrease) in current liabilities other than line of credit	(20,838)	36,578	13,314
Net cash provided by operating activities	409,569	238,879	258,475
Cash flows from investing activities:
Exploration and development of oil and gas properties	(392,769)	(281,702)	(265,110)
Property acquisitions	(667,996)	(56,247)	(257,840)
Additions to vehicles, drilling rigs and other fixed assets	(4,832)	(3,565)	(21,306)
Capitalized interest	(23,209)	(18,104)	(9,339)
Proceeds from sale of assets	2,037	72,405	4,812
Net cash used in investing activities	(1,086,769)	(287,213)	(548,783)
Cash flows from financing activities:
Proceeds from issuances on line of credit	404,000	395,150	327,250
Payments on line of credit	(393,000)	(396,850)	(322,750)
Proceeds from issuance of long-term debt	1,708,700	229,300	569,700
Payments on long-term debt	(1,021,900)	(174,300)	(254,700)
Dividends paid	(13,425)	(13,292)	(13,177)
Repurchase of shares	-	-	(18,713)
Proceeds from stock option exercises	2,813	5,178	3,156
Excess tax benefit	938	3,049	3,444
Debt issuance costs	(11,002)	(1)	(5,476)
Net cash provided by financing activities	677,124	48,234	288,734
Net decrease in cash and cash equivalents	(76)	(100)	(1,574)
Cash and cash equivalents at beginning of year	316	416	1,990
Cash and cash equivalents at end of year	$240	$316	$416
Supplemental disclosures of cash flow information:
Interest paid	$38,917	$33,945	$15,019
Income taxes paid	$13,290	$6,715	$18,148
Supplemental non-cash activity:
Increase (decrease) in fair value of derivatives:
Current (net of income taxes of $75,772, ($36,562), and $4,188, respectively)	$123,628	$(54,844)	$6,282
Non-current (net of income taxes of $67,893, ($30,589), and ($1,252), respectively)	110,773	(45,883)	(1,879)
Net increase (decrease) to accumulated other comprehensive income (loss)	$234,401	$(100,727)	$4,403
Non-cash financing activity: Property acquired for debt	$-	$-	$54,000

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY
Notes to the Financial Statements

1.	General

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

2.	Reclassifications and Error Corrections

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

3.	Summary of Significant Accounting Policies

Cash and cash equivalents - We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Our cash management process provides for the daily funding of checks as they are presented to the bank. Included in accounts payable at December 31, 2008 and 2007 is $31.8 million and $7.8 million, respectively, representing outstanding checks in excess of the bank balance (book overdraft).

Short-term investments - Short-term investments consist principally of United States treasury notes and corporate notes with remaining maturities of more than three months at the date of acquisition and are carried at fair value. We utilize specific identification in computing realized gains and losses on investments sold.

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount. We do not have any off-balance-sheet credit exposure related to our customers. We assess credit risk and allowance for doubtful accounts on a customer specific basis. As of December 31, 2008 and 2007, we have an allowance for doubtful accounts of $38.5 million and $0, respectively.  The 2008 amount represents the Company’s November and December 2008 sales to Big West of California (BWOC).  In December 2008, Flying J, Inc., and its wholly owned subsidiary Big West Oil and its wholly owned subsidiary BWOC filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Also in December 2008, BWOC informed the Company that it was unable to receive the Company’s production.  We have entered into various short-term agreements with other companies to sell our California oil production.  Pricing and volumes under these agreements vary with prices ranging from just above the posted price for San Joaquin heavy oil to the posted price less a discount.  In January 2009, our California crude oil daily production was, on average, near levels achieved prior to BWOC’s Chapter 11 filing.  BWOC is evaluating several options, including a sale of the Bakersfield, California refinery.  We recorded $38.5 million of bad debt expense in 2008 for the bankruptcy of BWOC.  Of the $38.5 million due from BWOC, $12.4 million represents December crude oil sales by the Company and represents an administrative claim under the bankruptcy proceedings and $26.1 million represents November crude oil sales which would have the same priority as other general unsecured claims.  BWOC will also be liable to us for damages under this contract for any amounts received by us under our short-term contracts which are less than what we would have otherwise received from BWOC had they been able to accept our production.  We have guarantees from Big West Oil and from Flying J, Inc. in the amount of $75 million each, in the event that our claim is not fully collectible from BWOC.  While we believe that we may recover some or all of the amounts due from BWOC, the data received from the bankruptcy proceedings to date has not provided us with adequate data from which to make a conclusion that any amounts will be collected nor as to whether BWOC will assume or reject our contract.

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

Derivatives - To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, from time to time we enter into crude oil and natural gas hedge contracts. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities on the Balance Sheet. Settlements are recognized on the Statements of Income under the caption “Sales of oil and gas.” The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, and the resulting designation is generally established at the inception of a derivative contract. For derivative contracts that do not qualify for hedge accounting under SFAS No. 133, the contracts are recorded at fair value on the Balance Sheet with the corresponding unrealized gain or loss on the Statements of Income under the caption “Commodity derivatives.” For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The hedging relationship between the hedging instruments and hedged items, such as oil and gas, must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. We measure hedge effectiveness at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, or in the case of options based on the change in intrinsic value. A regression analysis is used to determine whether the relationship is considered to be highly effective retrospectively and prospectively. Actual effectiveness of the hedge will be calculated against the underlying cumulatively using the dollar offset method at the end of each quarter. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss, such as time value for option contracts, will be recognized immediately in the Statements of Income. Gains and losses on hedging instruments and adjustments of the carrying amounts of hedged items are included in revenues for hedges related to our crude oil and natural gas sales and in operating expenses for hedges related to our natural gas consumption. The resulting cash flows are reported as cash flows from operating activities. See Note 18 - Hedging.

Assets held for sale - We consider an asset to be held for sale when management approves and commits to a formal plan to actively market an asset for sale. Upon designation as held for sale, the carrying value of the asset is recorded at the lower of the carrying value or its estimated fair value, less costs to sell. Once an asset is determined to be “held for sale”, we no longer record DD&A on the property. We anticipate that we will dispose of certain properties or assets over time. The assets most likely for disposition will be those that do not fit or complement our strategic growth plan, that are not contributing satisfactory economic returns given the profile of the assets, or that we believe the development potential will not be meaningful to our company as a whole. Proceeds from these sales will contribute to the funding of our capital program. Net oil and gas properties and equipment classified as held for sale is zero and $1.4 million as of December 31, 2008 and 2007, respectively, in accordance with SFAS No. 144.

Leases - We entered into two separate three year lease agreements on two company owned drilling rigs. Each agreement has a three year purchase option in favor of the lessee. The agreements were signed in 2005 and 2006 and are accounted for as direct financing leases as defined by SFAS No. 13, Accounting for Leases, and included in other long term assets on the Balance Sheet. We routinely enter into noncancelable lease agreements for premises and equipment used in the normal course of business. In addition to minimum rental payments, certain of these leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities and insurance. Rental expense is recorded on a straight-line basis.  Both of these lease agreements were terminated as of December 31, 2008.

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

Asset retirement obligations (ARO) - We have significant obligations to plug and abandon oil and natural gas wells and related equipment at the end of oil and gas production operations. The computation of our ARO is prepared in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under this standard, we record the fair value of the future abandonment as capitalized abandonment costs in Oil and Gas Properties with an offsetting abandonment liability. We use our historical cost to abandon wells and facilities to provide evidence of our future cost to adandon these assets.  The capitalized abandonment costs are amortized with other property costs using the units-of-production method. We increase the liability monthly by recording accretion expense using our credit adjusted interest rate. Accretion expense is included in DD&A in our financial statements.

Accrued liabilities - Accrued liabilities consist primarily of Accrued property taxes, Accrued interest and Accrued payroll costs.  Accrued property taxes were $13.5 million and $8.5 million as of December 31, 2008 and 2007, respectively.  Accrued interest was $8.4 million and $3.3 million as of December 31, 2008 and 2007, respectively.  Accrued payroll costs were $8.4 million and $7.1 million as of December 31, 2008 and 2007, respectively.

Revenue recognition - Revenues associated with sales of crude oil, natural gas, electricity and natural gas marketing are recognized when title passes to the customer, net of royalties, discounts and allowances, as applicable. The electricity and natural gas we produce and use in our operations are not included in revenues. Revenues from crude oil and natural gas production from properties in which we have an interest with other producers are recognized on the basis of our net working interest (entitlement method).  Revenues are derived from gas marketing sales which represent excess capacity on the Rockies Express pipeline  which we use to market natural gas for our working interest partners.

Conventional steam costs - The costs of producing conventional steam are included in “Operating costs - oil and gas production.”

Cogeneration operations - Our investment in cogeneration facilities has been for the express purpose of lowering steam costs in our heavy oil operations and securing operating control of the respective steam generation. Such cogeneration operations produce electricity and steam. We allocate steam costs to our oil and gas operating costs based on the conversion efficiency of the cogeneration facilities plus certain direct costs in producing steam. Electricity revenue represents sales to the utilities. Electricity used in oil and gas operations is allocated at cost. Electricity consumption included in oil and gas operating costs for the years ended December 31, 2008, 2007 and 2006 was $5.8 million, $5.0 million and $5.3 million, respectively.

Shipping and handling costs - Shipping and handling costs, consisting primarily of natural gas transportation costs, are included in either "Operating costs - oil and gas production" or "Operating costs - electricity generation,” as applicable. Natural gas transportation costs included in Operating costs - oil and gas production were $9.5 million, $1.2 million and $0 for 2008, 2007 and 2006, respectively.  Natural gas transportation costs included in Operating costs - electricity generation were $7.2 million, $6.7 million and $6.8 million for 2008, 2007 and 2006, respectively. Additionally, the transportation costs in Uinta were $0.2 million, $1.4 million and $1.4 million in 2008, 2007 and 2006, respectively.

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

Net income per share - Basic net income per share is computed by dividing income available to shareholders (the numerator) by the weighted average number of shares of capital stock outstanding (the denominator). Our Class B Stock is included in the denominator of basic and diluted net income. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities had been converted to common shares during the period. Nonqualified stock options totaling 340,000, 855,000, and 499,000 were excluded from the calculation of diluted net income per common share for 2008, 2007 and 2006, respectively, because they were antidilutive. The assumed proceeds in the treasury stock calculation include proceeds received for the grant price and the tax windfall/shortfall amounts recognized in the financial statements.

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

General - The price sensitive royalty that burdens our Formax property in the South Midway Sunset field has changed.  We previously paid a royalty equal to 75% of the amount of the heavy oil posted above a price of $16.11.  This price escalates at 2% annually.  Effective January 1, 2008, the royalty rate is reduced from 75% to 53% as long as we maintain a minimum steam injection level, which we expect to meet, that reduces over time.  Current net production from this property is approximately 2,300 Bbl/D.

Recent accounting developments - In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. We adopted this interpretation in the first quarter of 2007. See Note 12.

In September 2006, SFAS No. 157, Fair Value Measurements was issued by the FASB. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted this Statement in 2008 and increased our disclosures accordingly.  SFAS No. 157-2 addresses the same topic for nonfinancial assets and liabilities and will become effective for our fiscal year beginning January 1, 2009.  We do not believe that the implementation of SFAS 157-2 will have a material impact on our financial statements.

In April 2007, the FASB issued a FASB Staff Position to amend FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts. FIN 39-1 states that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FIN 39-1 became effective for our fiscal year beginning January 1, 2008 and did not have any effect on our financial statements, as we do not post collateral under our hedging agreements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Expanded disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will require us to provide the additional disclosures described above in the first quarter of 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy).  This Statement became effective on November 13, 2008.

In September 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions (FSP) No. 133-1 and FIN 45-4 to amend FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.   This FSP also amends FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Further, this FSP clarifies the FASB’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP was adopted in 2008 and did not have a material effect on our financial statements and related disclosures.

In February 2009, the SEC issued its final rule on Modernization of Oil and Gas Reporting (the Final Rule), which revises the disclosures required by oil and gas companies.  In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves.  The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves, with a view to helping investors evaluate their investments in oil and gas companies.  The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology.  The Final Rule applies to registration statements filed on or after January 1, 2010, and annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  This rule will require us to provide the additional disclosures described above in our 10-K for our fiscal year ending December 31, 2009.  We are still evaluating the impact the Final Rule will have on our financial statements but we may increase the amount of proved, undeveloped reserves reported from technology advances and we may disclose probable and possible reserves.

4.	Fair Value Measurement

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

Assets and liabilities measured at fair value on a recurring basis

December 31, 2008 (in millions)	Total carrying value on the Balance Sheet	Level 2	Level 3

Commodity derivative asset	198.4	25.9	172.5
Interest rate swaps liability	(12.5)	(12.5)	-
Total assets at fair value	185.9	13.4	172.5

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

(in millions)	Three months ended December 31, 2008	Twelve months ended December 31, 2008

Fair value liability, beginning of period	$(208.9)	$(194.3)
Total realized and unrealized gains and (losses) included in sales of oil and gas	227.1	196.0
Purchases, sales and settlements, net	154.3	170.8
Transfers in and/or out of Level 3	-	-
Fair value asset, December 31, 2008	172.5	172.5

Total unrealized gains and (losses) included in income related to financial assets and liabilities still on the condensed balance sheet at December 31, 2008	$-	$-

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

Cash equivalents consist principally of bank deposits. Cash and equivalents of $0.2 million and $0.3 million at December 31, 2008 and 2007, respectively, are stated at cost.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.  We use available marketing data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and does not impact our financial position, results of operations or cash flows.  Our short-term investments available for sale at December 31, 2008 and 2007 consist of United States treasury notes that mature in less than one year. For the three years ended December 31, 2008, realized and unrealized gains and losses of our short-term investments were insignificant to the financial statements. The cost of our long-term  senior subordinated notes is $200 million and the fair value is approximately $116 million.  The cost and the fair value of our senior secured credit facilities is approximately $957 million.

5.	Concentration of Credit Risks

We sell oil, gas and natural gas liquids to pipelines, refineries and oil companies and electricity to utility companies. Credit is extended based on an evaluation of the customer’s financial condition and historical payment record.

On November 21, 2005, we entered into a crude oil sales contract with BWOC for substantially all of our California production for deliveries beginning February 1, 2006.  In December 2008, Flying J, Inc., and its wholly owned subsidiary Big West Oil and its wholly owned subsidiary BWOC filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Also in December 2008, BWOC informed the Company that it was unable to receive the Company’s production.  We have entered into various short-term agreements with other companies to sell our California oil production.  Pricing and volumes under these agreements vary with prices ranging from just above the posted price for San Joaquin heavy oil to the posted price less a discount.  In January 2009, our California crude oil daily production was, on average, near levels achieved prior to BWOC’s Chapter 11 filing.  BWOC is evaluating several options, including a sale of the Bakersfield, California refinery.  We recorded $38.5 million of bad debt expense in 2008 for the bankruptcy of BWOC.  Of the $38.5 million due from BWOC, $12.4 million represents December 2008 crude oil sales by the Company and represents an administrative claim under the bankruptcy proceedings and $26.1 million represents November 2008 crude oil sales which would have the same priority as other general unsecured claims.  BWOC will also be liable to us for damages under this contract for any amounts received by us under our short-term contracts which are less than what we would have otherwise received from BWOC had they been able to accept our production.  We have guarantees from Big West Oil and from Flying J, Inc. in the amount of $75 million each, in the event that our claim is not fully collectible from BWOC.  While we believe that we may recover some or all of the amounts due from BWOC, the data received from the bankruptcy proceedings to date has not provided us with adequate data from which to make a conclusion that any amounts will be collected nor as to whether BWOC will assume or reject our contract.

On February 27, 2007, we entered into a multi-staged crude oil sales contract with a refiner for our Uinta light crude oil. Under the agreement, the refiner began purchasing 3,200 Bbl/D on July 1, 2007. After partial completion of its refinery expansion in Salt Lake City in March 2008, the refiner increased its total purchase capacity to 5,000 Bbl/D.  This contract is in effect through June 30, 2013.  This contract is our only sales contract for our Uinta oil.

During 2008, the Company experienced two credit losses related to its oil and natural gas sales.  Included in bad debt expense is $0.2 million related to the bankruptcy of SemGroup and $38.5 million related to BWOC as described above.  During the two years 2006 and 2007, we did not have any credit losses on the sale of oil, natural gas, natural gas liquids or hedging contracts.

We place our temporary cash investments with high quality financial institutions and limit the amount of credit exposure to any one financial institution. For the three years ended December 31, 2008, we have not incurred losses related to these investments.

 As of December 31, 2008, $177 million, of the approximate net value of the Company’s hedging positions of approximately $186 million, can be attributed to one of three counterparties.  While a significant portion of our hedges are with a small number of counterparties, we monitor each counterparty’s credit rating and CDS rate and as of December 31, 2008 each of our hedge counterparties maintained a rating of AA-(S&P)/Aa2(Moody’s) or better.  Neither we nor our counterparties are required to post collateral under our hedging contracts.

The following summarizes the accounts receivable balances at December 31, 2008 and 2007 and sales activity with significant customers for each of the years ended December 31, 2008, 2007 and 2006 (in thousands). We do not believe that the loss of any one customer would impact the marketability, but it may impact the profitability of our crude oil, gas, natural gas liquids or electricity sold. Due to the possibility of refinery constraints in the Utah region, it is possible that the loss of the crude oil sales customer could impact the marketability of a portion of our Utah crude oil volumes.

	Accounts Receivable		Sales before hedging and royalties
	As of December 31,		For the Year Ended December 31,
Customer	2008	2007	2008	2007	2006
Oil & Gas Sales:
A	$4,082	$5,347	$107,414	$39,791	$-
B	-	-	3,795	20,239	75,597
C	4	5,793	17,734	28,170	10,458
D	38,787	44,450	582,885	404,038	305,587
E	5,785	-	32,431	-	-
	$48,658	$55,590	$744,259	$492,238	$391,642
Electricity Sales:
F	$1,799	$1,979	$30,975	$26,033	$24,335
G	2,227	2,573	34,553	29,470	28,597
	$4,026	$4,552	$65,528	$55,503	$52,932

Sales amounts will not agree to the Statements of Income due primarily to the effects of hedging and price sensitive royalties paid on a portion of our crude oil sales, which are netted in “Sales of oil and gas” on the Statements of Income.  Accounts receivable amounts will not agree to the Balance Sheet due primarily to the Allowance for doubtful accounts, which is netted in Accounts receivable on the Balance Sheet.

 As of December 31, 2008 we have an allowance for doubtful accounts of $38.5 million which represents the Company’s November and December 2008 sales to Big West of California (BWOC).  While the Company believes that it may recover some or all of the amounts due from BWOC, the data received from the bankruptcy proceedings to date has not provided the Company with any data from which to make a conclusion that any amounts will be collected.  We did not have an allowance for doubtful accounts for the year ended December 31, 2007.

6.	Oil and Gas Properties, Buildings and Equipment

Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):

Oil and gas:	2008	2007
Proved properties:
Producing properties, including intangible drilling costs	$1,820,609	$869,176
Lease and well equipment (1)	663,610	448,100
	2,484,219	1,317,276
Unproved properties
Properties, including intangible drilling costs	255,412	285,823
	2,739,631	1,603,099
Less accumulated depreciation, depletion and amortization	509,277	350,604
	2,230,354	1,252,495
Commercial and other:
Land	810	810
Drilling rigs and equipment	13,166	12,443
Buildings and improvements	6,274	5,407
Machinery and equipment	22,767	18,525
	43,017	37,185
Less accumulated depreciation	18,946	14,589
	24,071	22,596
	$2,254,425	$1,275,091
(1) Includes cogeneration facility costs.

On July 15, 2008, the Company acquired certain interests in natural gas producing properties on 4,500 net acres in Limestone and Harrison Counties in East Texas for $668 million cash (E. Texas Acquisition) including an initial purchase price of $622 million, and post closing adjustments of $46 million.

In February 2006, we closed on an agreement with a private seller to acquire a 50% working interest in natural gas assets in Piceance of western Colorado for approximately $159 million. The acquisition was funded under our existing credit facility. We purchased 100% of Piceance Operating Company LLC (which owned a 50% working interest in the acquired assets). The total purchase price was allocated as follows: $30 million to proved reserves and $129 million to unproved properties. The allocation was made based on fair value. The historical operating activities of these oil and gas assets are insignificant compared to our historical operations, and therefore we have not included proforma disclosures. Piceance Operating Company LLC was dissolved subsequent to the acquisition.

In June 2006, we entered into an agreement with a party to jointly develop the North Parachute Ranch property in the Grand Valley field of Piceance of western Colorado. We estimate we will pay up to $153 million to fund the drilling of 90 natural gas wells on the joint venture partner’s acreage. The maximum amount of cost charged to us will not exceed $1.7 million per well. If any wells are drilled for less than $1.7 million, the excess will be returned to us. In exchange for our payments of up to $153 million, we will earn a 5% working interest (4% net revenue interest) on each of the 90 wellbores and a net working interest of 95% (79% net revenue interest) in 4,300 gross acres located elsewhere on the property. The costs of drilling and development on the 4,300 gross acres will be shared by the partners in relation to the working interests. The $153 million payment was allocated to unproved properties based on the fair value of the 5% and 95% working interests.

In July 2006, we paid $51 million, the first installment of the total $153 million, and thereby earned the assignment of the 4,300 gross acres. In November 2006, we paid the second installment of approximately $48 million. We paid the third and final installment of approximately $54 million in May 2007. Prior to February 2011, we are required to drill 120 wells, bearing 95% of the cost, on our 4,300 gross acres and if not met, then we are required to pay $0.2 million for each well less than 120 drilled. Additionally, if we have not drilled at least one well by mid-2011 in each 160 acre tract within the 4,300 gross acres, then that specific undrilled 160 acre tract shall be reassigned to the joint venture partner. As of the date of the agreement there were no operating activities from these gas assets.

Suspended Well Costs
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period of greater than one year since the completion of drilling (in thousands, except number of projects):

	2008	2007	2006
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$-	$6,826	$89
Capitalized exploratory well costs that have been capitalized for a period greater than one year	-	-	-
Balance at December 31	$-	$6,826	$89

Number of projects that have exploratory well costs that have been capitalized for a period of greater than one year	-	-	-

The following table reflects the net changes in capitalized exploratory well costs (in thousands):

	2008	2007	2006
Beginning balance at January 1	$6,826	$89	$6,037
Additions to capitalized exploratory well costs pending the determination of proved reserves	-	6,826	6,682
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(6,826)	-	(4,377)
Capitalized exploratory well costs charged to expense	-	(89)	(8,253)
Ending balance at December 31	$-	$6,826	$89

Dry hole, abandonment and impairment and asset sales
In 2008 we had dry hole, abandonment and impairment charges of $12.3 million consisting primarily of $7.3 million for technical difficulties that were encountered on five wells in Piceance before reaching total depth.  These holes were abandoned in favor of drilling to the same bottom hole location by drilling new wells.  We incurred exploration costs of $2.4 million in 2008 compared to $0.7 million and $3.8 million in 2007 and 2006, respectively. These costs consist primarily of geological and geophysical costs in DJ.  Due to the release of our rigs we performed an impairment test which resulted in $2.6 million of impairment costs resulting from the impairment of one rig.  Additionally, we performed an impairment test of our oil and gas assets at December 31, 2008 in accordance with SFAS 144 and determined that no impairment was necessary.

In 2007 we had dry hole, abandonment, impairment and exploration charges of $13.7 million that consisted primarily of a $4.6 million writedown on a portion of our Tri-State acreage in connection with the current and pending sale of these properties, a $3.3 million impairment of our Coyote Flats prospect to reflect its fair value in conjunction with the preparation of our year end reserve estimates, a $2.9 million writedown of our Bakken properties which were sold in September 2007, geological and geophysical costs of $0.7 million and other dry hole charges of $2.2 million.

In 2006, there was $8.3 million of dry hole, abandonment and impairment charges that consisted primarily of two Coyote Flats, Utah wells for $5.2 million, our 25% share in an exploration well located in the Lake Canyon project area of Uinta drilled for approximately $1.6 million net to our interest and four wells in Bakken and four wells in DJ for $1.5 million.

In May 2007, we sold our non-core West Montalvo assets in Ventura County, California. The sale proceeds were approximately $61 million and we recognized a $52 million pretax gain on the sale, including post closing adjustments. We completed the sale of a portion of our Tri-State acreage during the fourth quarter of 2007 and have classified $1.4 million as held for sale at December 31, 2007 which reflects additional acreage that we sold in the first quarter of 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

7.	Debt Obligations

Short-term lines of credit

In 2005, we completed an unsecured uncommitted money market line of credit (Line of Credit). Borrowings under the Line of Credit may be up to $30 million for a maximum of 30 days and are subject to the borrowing base under the Company’s senior credit facility.  The Line of Credit may be terminated at any time upon written notice by either us or the lender.  In conjunction with the amendment to our senior secured credit facility, on July 15, 2008, the Line of Credit was secured by our assets.  At December 31, 2008 and 2007, the outstanding balance under this Line of Credit was $25.3 million and $14.3 million, respectively. Interest on amounts borrowed is charged at LIBOR plus a margin of approximately 1%. The weighted average interest rate on outstanding borrowings on the Line of Credit at December 31, 2008 and 2007 was 1.4% and 5.7%, respectively. Covenants under this agreement match the covenants under our senior secured revolving credit facility.

In July, 2008, we completed a $100 million senior unsecured credit facility that was to mature on December 31, 2008.  We terminated this credit facility without penalty in October 2008.

Senior Secured Revolving Credit Facility

On July 15, 2008, we entered into a five year amended and restated credit agreement (the Agreement) with Wells Fargo Bank, N.A. as administrative agent and other lenders. This agreement was amended on October 17, 2008, as noted below. The July 15, 2008 Agreement amended and restated the Company’s previous credit agreement dated as of April 28, 2006.  The Agreement is a revolving credit facility for up to $1.5 billion with a borrowing base of $1.0 billion.  The outstanding Line of Credit reduces our borrowing capacity available under the Agreement.  The borrowing base under the April 28, 2006 agreement was $650 million.  Interest on amounts borrowed under this debt was charged at LIBOR plus a margin of 1.125% to 1.875% or the prime rate, with margins on the various rate options based on the ratio of credit outstanding to the borrowing base.   An annual commitment fee of .25% to .375% was charged on the unused portion of the credit facility.

On October 17, 2008, we further amended our $1.5 billion credit facility with the Company’s syndicate of banks which increased our borrowing base from $1.0 billion to $1.25 billion with commitments of $1.08 billion and a new maturity date of July 15, 2012.  Commitments were increased during the fourth quarter of 2008 with the addition of $130 million in commitments bringing the total commitments under the facility to $1.21 billion from 19 banks. The amendment includes an accordion feature which allows the Company to increase borrowing commitments to $1.25 billion without further bank approval, and modifies the annual commitment fee and interest rate margins.  Interest on amounts borrowed under the facility is charged at LIBOR or the prime rate plus a margin.  The LIBOR and prime rate margins range between 1.375% and 2.125% based on the ratio of credit outstanding to the borrowing base.  Additionally, an annual commitment fee of .30% to .50% is charged on the unused portion of the credit facility.  The deferred costs of approximately $10.8 million associated with the issuance of this credit facility and $0.6 million associated with the issuance of the previous credit facility are being amortized over the four year life of the Agreement. The total deferred costs under this facility and the previous facility were $10.6 million as of December 31, 2008.  A charge of $0.1 million was recorded on the income statement as a loss on debt extinguishment during the third quarter of 2008 related to parties who reduced their commitment or chose not to participate in the Agreement.

The total outstanding debt at December 31, 2008 under the Agreement and the Line of Credit was $932 million and $25 million, respectively, and $8 million in letters of credit have been issued under the facility, leaving $245 million in borrowing capacity available under the Agreement.  The maximum amount available is subject to semi-annual redeterminations of the borrowing base, based on the value of our proved oil and gas reserves, in April and October of each year in accordance with the lender’s customary procedures and practices.  Both we and the banks have the bilateral right to one additional redetermination each year.

See Note 21 related to changes in the terms of our Senior secured credit facility in February 2009.

Senior Subordinated 8.25% NotesDue 2016

In 2006, we issued in a public offering $200 million of 8.25% senior subordinated notes due 2016 (the Notes).  Interest on the Notes is paid semiannually in May and November of each year.  The deferred costs of approximately $5 million associated with the issuance of this debt are being amortized over the ten year life of the Notes and the remaining balance as of December 31, 2008 was $4 million. The net proceeds from the offering were used to 1) repay approximately $145 million of borrowings under the bank credit facility, which were $170 million as of the issuance date after the application of this payment, and 2) approximately $50 million to finance the November 2006 installment under the joint venture agreement to develop properties in Piceance.  Our bond notes and related interest of 8.25% mature in November 2016, but are not redeemable until November 1, 2011 and are not redeemable without any premium until November 1, 2014.

Financial Covenants

The senior secured revolving credit facility contains restrictive covenants which, among other things, require us to maintain a debt to EBITDA ratio of not greater than 3.5 to 1.0 and a minimum current ratio, as defined, of 1.0.  See Note 21 - Subsequent Events.  The non-cash financial statement impact of hedging is excluded from the calculation of both ratios and all of the availability under the senior credit facility is added to current assets when computing the current ratio.  The $200 million Notes are subordinated to our credit facility and line of credit indebtedness. Under the Notes, as long as the interest coverage ratio (as defined) is greater than 2.5 times, we may incur additional debt. Our covenant ratios for the two years ended December 31, 2008, were as follows:

	2008	2007
Current Ratio (Not less than 1.0)	1.2	2.5
EBITDA To Total Funded Debt Ratio (Not greater than 3.5)	2.7	1.6
Interest Coverage Ratio (Not less than 2.5)	8.4	9.3

We were in compliance with all such covenants as of December 31, 2008 and 2007.

Interest Rates and Interest Rate Hedges

Additionally, in 2006 we entered into five year interest rate swaps for a fixed rate of approximately 5.5% on $100 million of our outstanding borrowings under our credit facility for five years beginning on September 29, 2006. In 2008, the term on $50 million of these swaps was extended by one year.  These interest rate swaps have been designated as cash flow hedges.  In 2008, $50 million of these interest rate swaps were extended one year, resulting in a fixed rate of approximately 4.8%.

In 2008 we entered into three year interest rate swaps totaling $275 million for a fixed rate averaging approximately 2.2% on an additional $275 million of our outstanding borrowings under our credit facility for three years beginning on April and September 15, 2009.  These interest rate swaps have been designated as cash flow hedges.

As of December 31, 2008, we had a total of $575 million of fixed rate positions averaging 4.8% resulting from the $200 million of 8.25% senior subordinated notes and $375 million of interest rate swaps for a fixed rate of approximately 2.2%.

The weighted average interest rate on total outstanding borrowings at December 31, 2008 and 2007 was 4.9% and 5.7%, respectively, excluding the effect of interest rate hedges.

8.	Shareholders’ Equity

In March 2006, our Board of Directors approved a two-for-one stock split to shareholders of record on May 17, 2006, subject to obtaining shareholder approval of an increase in our authorized shares. On May 17, 2006, our shareholders approved the authorized share increase and in June 2006 each shareholder received one additional share for each share in the shareholder's possession on May 17, 2006. This did not change the proportionate interest a shareholder maintained in Berry Petroleum Company on May 17, 2006. All historical shares, equity awards and per share amounts have been restated for the two-for-one stock split.

Shares of Class A Common Stock (Common Stock) and Class B Stock, referred to collectively as the "Capital Stock," are each entitled to one vote and 95% of one vote, respectively. Each share of Class B Stock is entitled to a $0.50 per share preference in the event of liquidation or dissolution. Further, each share of Class B Stock is convertible into one share of Common Stock at the option of the holder.

In June 2005, we announced that our Board of Directors authorized a share repurchase program for up to an aggregate of $50 million of our outstanding Class A Common Stock. From June 2005 through December 31, 2007, we repurchased 818,000 shares in the open market for approximately $25 million. Our repurchase plan expired and no shares were repurchased in 2007 or 2008.

Dividends
Our regular annual dividend is currently $0.30 per share, payable quarterly in March, June, September and December. We paid a special dividend of $0.02 per share on September 29, 2006 and increased our regular quarterly dividend by 15%, from $0.065 to $0.075 per share beginning with the September 2006 dividend.

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

The Rights will expire on December 8, 2009 or may be redeemed by us at $0.005 per Right prior to that date, unless they have theretofore become exercisable. The Rights do not have voting or dividend rights, and until they become exercisable, have no diluting effect on our earnings. A total of 500,000 shares of our Preferred Stock has been designated Series B Junior Participating Preferred Stock and reserved for issuance upon exercise of the Rights.

9.	Asset Retirement Obligations (AROs)

Inherent in the fair value calculation of AROs are numerous assumptions and judgments including: the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. In 2007, we reassessed our estimate as costs increased due to demand for these services, resulting in an increase in the ARO balance at year end.  As of December 31, 2008, we did not have any asset retirement obligations for which no liability has been accrued.

Under SFAS 143, the following table summarizes the change in abandonment obligation for the years ended December 31 (in thousands):

	2008	2007
Beginning balance at January 1	$36,426	$26,135
Liabilities incurred	4,686	4,191
Liabilities settled	(4,607)	(2,121)
Revisions in estimated liabilities	2,006	5,779
Accretion expense	3,456	2,442

Ending balance at December 31	$41,967	$36,426

10.	Bad Debt Expense

Of the $38.7 million recorded in bad debt expense for the year ended December 31, 2008, $38.5 million relates to the allowance for bad debt taken for the bankruptcy of BWOC with the remainder due to the bankruptcy of SemCrude earlier in 2008.

In December 2008, Flying J, Inc., and its wholly owned subsidiary Big West Oil and its wholly owned subsidiary BWOC filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Also in December 2008, BWOC informed the Company that it was unable to receive the Company’s production.  We have entered into various short-term agreements with other companies to sell our California oil production.  Pricing and volumes under these agreements vary with prices ranging from just above the posted price for San Joaquin heavy oil to the posted price less a discount.  In January 2009, our California crude oil daily production was, on average, near levels achieved prior to BWOC’s Chapter 11 filing.  BWOC is evaluating several options, including a sale of the Bakersfield, California refinery.  We recorded $38.5 million of bad debt expense in 2008 for the bankruptcy of BWOC.  Of the $38.5 million due from BWOC, $12.4 million represents December crude oil sales by the Company and represents an administrative claim under the bankruptcy proceedings and $26.1 million represents November crude oil sales which would have the same priority as other general unsecured claims.  BWOC will also be liable to us for damages under this contract for any amounts received by us under our short-term contracts which are less than what we would have otherwise received from BWOC had they been able to accept our production.  We have guarantees from Big West Oil and from Flying J, Inc. in the amount of $75 million each, in the event that our claim is not fully collectible from BWOC.  While we believe that we may recover some or all of the amounts due from BWOC, the data received from the bankruptcy proceedings to date has not provided us with adequate data from which to make a conclusion that any amounts will be collected nor as to whether BWOC will assume or reject our contract.

11.	Pro Forma Results

On July 15, 2008, the Company acquired certain interests in natural gas producing properties on 4,500 net acres in Limestone and Harrison Counties in East Texas for $668 million cash (E. Texas Acquisition) including an initial purchase price of $622 million and normal post closing adjustments of $46 million.

The unaudited pro forma results presented below for the years ended December 31, 2008 and 2007 have been prepared to give effect to the E. Texas Acquisition on the Company’s results of operations under the purchase method of accounting as if it had been consummated at the beginning of each of the periods presented.  The unaudited pro forma results do not purport to represent the results of operations that actually would have occurred on such date or to project the Company’s results of operations for any future date or period:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Pro forma revenue	$854,237	$616,835
Pro forma income from operations	$217,398	$164,447
Pro forma net income	$138,432	$105,657
Pro forma basic earnings per share	$3.11	$2.40
Pro forma diluted earnings per share	$3.05	$2.36

The following is a calculation and allocation of purchase price to the E. Texas Acquisition assets and liabilities based on their relative fair values, as determined by the valuation of proved reserves and related assets as of the acquisition date:

Purchase price (in thousands):	As of December 31, 2008
Original purchase price	$622,356

Closing adjustments for property costs, and operating expenses in excess of revenues between the effective date and closing date	45,506

Total purchase price allocation	$667,862

Allocation of purchase price (in thousands):

Oil and natural gas properties	$651,659	(i)
Pipeline	17,277
Tax receivable	1,476

Total assets acquired	670,412

Current liabilities	(1,195)	(ii)
Asset retirement obligation	(1,355)

Net assets acquired	$667,862

(i)  Determined by reserve analysis.
(ii)  Accrual for royalties payable.

12.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$3,280	$12,939	$12,231
State	5,795	5,299	4,547
	9,075	18,238	16,778
Deferred:
Federal	62,412	53,321	44,205
State	5,606	9,144	7,461
	68,018	62,465	51,666
Total	$77,093	$80,703	$68,444

The following table summarizes the components of the total deferred tax assets and liabilities before financial statement offsets. The components of the net deferred tax liability consist of the following at December 31 (in thousands):

	2008	2007
Deferred tax asset:
Federal benefit of state taxes	$11,082	$8,391
Credit carryforwards	33,636	33,588
Stock option costs	9,089	6,716
Derivatives	2,282	81,042
Other, net	4,312	3,010
	60,401	132,747
Deferred tax liability:
Depreciation and depletion	(303,413)	(232,451)
Derivatives	(72,801)	(573)
	(376,214)	(233,024)
Net deferred tax liability	$(315,813)	$(100,277)

At December 31, 2008, our net deferred tax assets and liabilities were recorded as a current liability of $45.5 million and a long-term liability of $270.4 million. At December 31, 2007, our net deferred tax assets and liabilities were recorded as a current asset of $28.5 million and a long-term liability of $128.8 million.

Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

	2008	2007	2006
Tax computed at statutory federal rate	35%	35%	35%
State income taxes, net of federal benefit	4	5	5
Tax credits		-	-
Other	(2)	(2)	(1)
Effective tax rate	37%	38%	39%

We have approximately $24 million of federal and $17 million of state (California) EOR tax credit carryforwards available to reduce future income taxes. The EOR credits will begin to expire, if unused, in 2024 and 2015 for federal and California purposes, respectively.

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

As of December 31, 2008, we had a gross liability for uncertain tax benefits of $12 million of which $10 million, if recognized, would affect the effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had accrued approximately $1.2 million and $1.1 million of interest related to our uncertain tax positions as of December 31, 2008 and 2007, respectively.

We anticipate the balance of our unrecognized tax benefits could be reduced during the next 12 months as the IRS finalizes certain examinations which are in progress, however, we cannot reasonably estimate the impact of the examination at this time.

For the year ended December 31, 2008 we recognized a net benefit of approximately $1.6 million to the Statements of Income due to the closure of certain federal and state tax years, offset by additional FIN 48 accruals net of interest expense of approximately $1.9 million.

For the year ended December 31, 2007 we recognized a net benefit of approximately $0.6 million to the Statements of Income due to the closure of certain federal and state tax years, offset by additional FIN 48 accruals net of interest expense of approximately $0.2 million.

The following table illustrates changes in our gross unrecognized tax benefits (in millions):

	2008	2007
Unrecognized tax benefits at January 1	$12.0	$14.6
Increases for positions taken in current year	1.2	0.5
Increases for positions taken in a prior year	0.3	(.3)
Decreases for settlements with taxing authorities	-	-
Decreases for lapses in the applicable statute of limitations	(1.5)	(2.8)
Unrecognized tax benefits at December 31	$12.0	$12.0

As of December 31, 2008, we remain subject to examination in the following major tax jurisdictions for the tax years indicated below:

Jurisdiction:	Tax Years Subject to Exam:
Federal	2005 – 2007
California	2004 – 2007
Colorado	2004 – 2007
Utah	2005 – 2007

13.	Leases Receivable

As of December 31, 2008, all of our rig leases had either expired or were terminated and the leasee did not exercise the bargain purchase option under the lease. The $5.8 million in lease receivable was capitalized under property plant and equipment as of December 31, 2008.

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

Net minimum lease payments receivable	$10,236
Unearned income	(1,437)
Net investment in direct financing lease	$8,799

As of December 31, 2007, estimated future minimum lease payments, including the purchase option, to be received are as follows (in thousands):

2008	$4,545
2009	5,752
Total	$10,297

14.	Commitments and Contingencies

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

During the California energy crisis in 2000 and 2001, we had electricity sales contracts with various utilities and a portion of the electricity prices paid to us under such contracts from December 2000 to March 27, 2001 has been under a degree of legal challenge since that time.  It is possible that we may have a liability pending the final outcome of the CPUC proceedings on the matter.   There are ongoing proceedings before the CPUC in which Edison and PG&E are seeking credit against future payments they are to make for electricity purchases based on retroactive adjustment to pricing under contracts with us.  Whether or not retroactive adjustments will be ordered, how such adjustments would be calculated and what period they would cover are too uncertain to estimate at this time.

Our contractual obligations not included in our Balance Sheet as of December 31, 2008 (except Long-term debt and Abandonment obligations) are as follows (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt and interest	$1,471,383	$82,211	$56,558	$56,558	$56,558	$969,998	$249,500
Abandonment obligations	41,967	1,643	1,642	1,642	1,642	1,642	33,756
Operating lease obligations	18,328	2,373	2,390	2,436	2,446	2,493	6,190
Drilling and rig obligations	47,049	12,789	8,030	8,030	18,200	-	-
Firm natural gas transportation contracts	165,071	19,803	19,803	19,803	19,652	17,557	68,453
Total	$1,743,798	$118,819	$88,423	$88,469	$98,498	$991,690	$357,899

Operating leases - We lease corporate and field offices in California, Colorado and Texas. Rent expense with respect to our lease commitments for the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $1.5 million and $1 million, respectively. In 2006, we purchased an airplane for business travel which was subsequently sold and contracted under a ten year operating lease beginning December 2006.

Drilling obligations - In the primary term (November 2004 to November 2009) of our Utah Lake Canyon project, we have a 21 gross well drilling commitment. To date, we have drilled 14 gross wells (9.8 net wells) under theTribal Lake Canyon Exploration and Development Agreement (EDA).  We have 7 remaining commitment wells to drill in Lake Canyon by the end of November 2009.  Our minimum obligation under our exploration and development agreement is $9.6 million, and as of December 31, 2008 the remaining obligation is $2.4 million. Also included above, under our June 2006 joint venture agreement in Piceance, we are required to have 120 wells drilled by February 2011 to avoid penalties of $0.2 million per well or a maximum of $24 million. As of December 31, 2008 we have drilled 29 of these wells.

Drilling rig obligations - We are obligated in operating lease agreements for the use of two drilling rigs, one of which resulted from the July 2008 E. Texas Acquisition (see Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

Other obligations - On February 27, 2007, we entered into a multi-staged crude oil sales contract with a refiner for our Uinta light crude oil. Under the agreement, the refiner began purchasing 3,200 Bbl/D on July 1, 2007. After partial completion of its refinery expansion in Salt Lake City in March 2008, the refiner increased its total purchase capacity to 5,000 Bbl/D.  This contract is in effect through June 30, 2013.  Pricing under the contract, which includes transportation and gravity adjustments, is at a fixed percentage of WTI, which ranges from $10 to $15 at WTI prices between $40 and $60. This contract is our only sales contract for our Uinta oil.

15.	Equity Compensation Plans

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

The 2005 Equity Incentive Plan (the 2005 Plan), approved by the shareholders in May 2005, provides for granting of equity compensation up to an aggregate of 2,900,000 shares of Common Stock. All equity grants are at market value on the date of grant and at the discretion of the Compensation Committee or the Board of Directors. The term of each grant did not exceed ten years from the grant date, and vesting has generally been at 25% per year for 4 years or 100% after 3 years. The 2005 Plan also allows for grants to non-employee Directors. The grants made to the non-employee Directors vest immediately. We use a broker for issuing new shares upon option exercise.

We adopted SFAS No. 123(R) to account for our stock option plan beginning January 1, 2006. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation effective January 1, 2004. The modified prospective method was selected as described in SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under this method, we recognized stock option compensation expense as if we had applied the fair value method to account for unvested stock options from the original effective date. Total compensation cost recognized in the Statements of Income was $8.9 million, $8.4 million and $6.1 million in 2008, 2007 and 2006, respectively. The tax benefit related to this compensation cost was $3.8 million, $3.3 million and $2.4 million in 2008, 2007 and 2006, respectively.

Stock Options
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model; separate groups of recipients that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of recipients exhibiting different exercise behavior. The risk free rate for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of grant.  During 2008, the non-employee Directors did not receive any options.

	2008	2007	2006
Expected volatility	36%	32% - 33%	32% - 33%
Weighted-average volatility	36%	33%	32%
Expected dividends	1%	1%	.8% - 1.0%
Expected term (in years)	5	4.9 - 5.6	5.3 - 5.5
Risk-free rate	3.2%	3.4% - 4.7%	4.5% - 4.8%

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2008:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$7.00 - $15.00	682,650	$10.42	4.4	682,650	$10.42	4.4
$15.01 - $25.00	490,500	21.60	5.9	478,000	21.60	5.9
$25.01 - $35.00	933,551	31.85	7.5	590,900	31.54	7.5
$35.01 - $45.00	316,199	42.75	9.1	90,982	42.99	8.8
Total	2,422,900	$25.16	6.5	1,842,532	$21.70	6.0

Weighted average option exercise price information for the years ended December 31:

	2008	2007	2006
Outstanding at January 1	$24.33	$20.97	$16.76
Granted during the year	41.18	43.40	32.82
Exercised during the year	19.38	12.52	10.83
Cancelled/expired during the year	29.66	22.88	19.11
Outstanding at December 31	25.16	24.33	20.97
Exercisable at December 31	21.70	19.88	16.24

The following is a summary of stock option activity for the years ended December 31:

	2008	2007	2006
Balance outstanding, January 1	2,527,266	2,859,836	3,110,826
Granted	89,084	220,115	604,050
Exercised	(149,950)	(444,216)	(526,990)
Canceled/expired	(43,500)	(108,469)	(328,050)
Balance outstanding, December 31	2,422,900	2,527,266	2,859,836

Balance exercisable at December 31	1,842,532	1,558,780	1,493,067

Available for future grant	412,025	988,798	1,279,344

Weighted average remaining contractual life (years)	6.5	7.3	8
Weighted average fair value per option granted during the year based on the Black-Scholes pricing model	$14.03	$13.88	$11.27

As of December 31, 2008, there was $5.2 million of total unrecognized compensation cost related to stock options granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.4 years. The tax benefit realized from stock options exercised during the year ended December 31, 2008, 2007 and 2006 is $1.4 million, $3.5 million and $4.3 million, respectively.

	Stock Options
	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Weighted average fair value per option granted during the year based on the Black-Scholes pricing model	$14.03	$13.88	$11.27
Total intrinsic value of options exercised (in millions)	4.4	11.9	11.8
Total intrinsic value of options outstanding (in millions)	-	50.8	29.8
Total intrinsic value of options exercisable (in millions)	-	38.3	22.3

Restricted Stock Units
Under the 2005 Equity Plan, we began a long-term incentive program whereby restricted stock units (RSUs) are available for grant to certain employees and non-employee Directors. Granted RSUs generally vest at either 25% per year over 4 years or 100% after 3 years. Unearned compensation under the restricted stock award plan is amortized over the vesting period. During 2008,  the non-employee Directors did not receive any RSUs. The RSUs granted to the non-employee Directors are 100% vested at date of grant but are subject to a deferral election before the corresponding shares are issued of a minimum of four years or until they leave the Board of Directors or upon change of control. We pay cash compensation on the RSUs in an equivalent amount of actual dividends paid on a per share basis of our outstanding common stock.

The following is a summary of RSU activity for the year ended December 31, 2008:

	RSUs	Weighted Average Intrinsic Value at Grant Date	Weighted Average Contractual Life Remaining
Balance outstanding, January 1	506,923	$34.84	2.7 years
Granted	572,102	11.26
Converted	(73,414)	33.95
Canceled/expired	(39,413)	37.58
Balance outstanding, December 31	966,198	$20.83	3.0 years

		RSUs Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Weighted-average grant date fair value of RSUs issued	$11.26	$42.36	$31.86
Total value of RSUs vested (in millions)	.8	2.1	1.0

The total compensation cost related to nonvested awards not yet recognized on December 31, 2008 is $13.3 million and the weighted average period over which this cost is expected to be recognized is 1.5 years.

16.	401(k) Plan

We sponsor a defined contribution thrift plan under section 401(k) of the Internal Revenue Code to assist all employees in providing for retirement or other future financial needs. In December 2005, the 401(k) Plan was amended whereby effective January 1, 2006, our matching contribution is $1.00 for each $1.00 contributed by the employee up to 8% of an employee's eligible compensation. Our contributions to the 401(k) Plan, net of forfeitures, were $1.4 million, $1.4 million and $1.2 million for 2008, 2007 and 2006, respectively. Employees are eligible to participate in the 401(k) Plan on their date of hire and approximately 92% of our employees participated in the 401(k) Plan in 2008.

17.	Director Deferred Compensation Plan

We established a non-employee director deferred stock and compensation plan to permit eligible directors, in recognition of their contributions to us, to receive compensation for service and to defer recognition of their compensation in whole or in part to a Stock Unit Account or an Interest Account. When the eligible director ceases to be a director, the distribution from the Stock Unit Account shall be made in shares using an established market value date. The distribution from the Interest Account shall be made in cash. The aggregate number of shares which may be issued to eligible directors under the plan shall not exceed 500,000, subject to adjustment for corporate transactions that change the amount of outstanding stock. The plan may be amended at any time, but not more than once every six months, by the Compensation Committee or the Board of Directors. Shares earned and deferred in accordance with the plan as of December 31, 2008, 2007 and 2006 were 23,312, 12,866 and 13,387, respectively.

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

18.	Hedging

From time to time we enter into crude oil and natural gas hedge contracts, the terms of which depend on various factors, including management’s view of future crude oil and natural gas prices and our future financial commitments. This hedging program is designed to moderate the effects of a severe crude oil price downturn and protect certain operating margins in our California operations. Currently, the hedges are in the form of swaps and collars, however, we may use a variety of hedge instruments in the future. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging or other price protection is appropriate. All of these hedges have historically been deemed to be cash flow hedges with the marked-to-market valuations provided by external sources, based on prices that are actually quoted.

The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. With respect to our hedging activities, we utilize multiple counterparties on our hedges and monitor each counterparty's credit rating.   We are not required to issue collateral on these hedging transactions. Additionally, our valuation of derivatives reflects an adjustment for the credit risk for each party based on credit default swaps when such data is available and historical default rates when such data is not available.  As of December 31, 2008 and 2007, we recorded a credit risk reduction of $632 thousand and $0, respectively, to the Fair value of derivatives asset.

We entered into derivative contracts (natural gas swaps and collar contracts) in March 2006 that did not qualify for hedge accounting under SFAS 133 because the price index for the location in the derivative instrument did not correlate closely with the item being hedged. These contracts were recorded in 2006 at their fair value on the Balance Sheet and we recognized an unrealized net loss of approximately $4.8 million on the Statements of Income under the caption “Commodity derivatives.” We entered into natural gas basis swaps on the same volumes and maturity dates as the previous hedges in May 2006 which allowed for these derivatives to be designated as cash flow hedges going forward. We recognized an unrealized net gain of $5.6 million in 2006. The net gain of $0.8 million was recorded in other accumulated comprehensive income (loss) at the date the hedges were designated and will be amortized to revenue as the related sales occur.

Additionally, in June 2006 and July 2006 we entered into five year interest rate swaps for a fixed rate of approximately 5.5% on $100 million of our outstanding borrowings under our credit facility for five years. These interest rate swaps have been designated as cash flow hedges.  In 2008, $50 million of these interest rate swaps were extended one year, resulting in a fixed rate of approximately 4.8%.

In 2008 we also entered into three year interest rate swaps for a fixed rate of approximately 2.2% on an additional $275 million of our outstanding borrowings under our credit facility for three years beginning on April and September 15, 2009.  These interest rate swaps have been designated as cash flow hedges.

The related cash flow impact of our derivative activities are reflected as cash flows from operating activities. At December 31, 2008, our net fair value of derivatives asset was $185.9 million as compared to a derivatives liability of $201.6 million at December 31, 2007. Based on NYMEX strip pricing as of December 31, 2008, we expect to receive hedge payments under the existing derivatives of $120.5 million during the next twelve months. At December 31, 2008 and 2007, Accumulated Other Comprehensive Income (Loss) consisted of an unrealized gain of $113.7 million and an unrealized loss of $120.7 million, respectively, net of tax, from our crude oil, natural gas and interest swaps and collars that qualified for hedge accounting treatment at December 31, 2008. Deferred net gains recorded in Accumulated Other Comprehensive Income (Loss) at December 31, 2008 and subsequent marked-to-market changes in the underlying hedging contracts are expected to be reclassified to earnings over the life of these contracts.

Most of our oil hedges are based on the West Texas Intermediate (WTI) index and our California oil sales contract with BWOC is tied to WTI which has allowed us to qualify for hedge accounting and effectively hedge our production.  Our interim sales contracts are primarily based on the field posting price and we are therefore subject to potential ineffectiveness.  There is a high correlation between WTI and the field posting prices which allowed us to continue hedge accounting.  Additionally, under the dollar offset method, we did not have any ineffectiveness under these contracts.

19.	Master Limited Partnership

On October 22, 2007, we announced plans to form a master limited partnership (MLP). We decided not to proceed with this plan due to unfavorable capital market conditions and expensed $0.6 million of legal and accounting fees during 2008 under the caption “general and administrative” in the Statements of Income related to the formation of the MLP.

20.	Related Party Transaction

In December 2007, we accepted a tender issued by Bakersfield Fuel & Oil Company (BFO) to purchase all of our shares in BFO for $2.9 million. These proceeds are reflected in the “Proceeds from sale of assets” line on the Statements of Cash Flows and in the “Gain on sale of assets” line on the Statements of Income. Mr. Thomas Jamieson is a Director of Berry Petroleum Company and a director and the controlling stockholder of BFO. The tender was made to all shareholders of BFO other than Mr. Jamieson and his affiliates. The Corporate Governance and Nominating Committee, with input from the Audit Committee, approved this transaction.

21.	Subsequent Events

On February 19, 2009, the company executed an amendment to its senior secured credit facility which, among other things, increased the maximum EBITDAX to total funded debt ratio to 4.75 through year-end 2009, to 4.50 through year-end 2010 and to 4.0 thereafter.  A new senior secured debt to EBITDAX covenant limits the maximum EBITDAX to outstanding debt under our senior secured credit facility to 3.75 through September 2010, 3.5 from October 2010 through March 2011, 3.25 from April 2011 through September 2011 and 3.0 thereafter.  Additionally, the write off of $38.5 million to bad debt expense associated with the bankruptcy of Big West will be excluded from the calculation of EBITDAX.  The LIBOR and prime rate margins increased to between 2.25% and 3.0% based on the ratio of credit outstanding to the borrowing base.  Additionally, the annual commitment fee on the unused portion of the credit facility increased to 0.50%, regardless of the amount outstanding.  The deferred costs of this amendment of $4.5 million will be amortized over the remaining term of the facility.

22.	Quarterly Financial Data (Unaudited)

The following is a tabulation of unaudited quarterly operating results for 2008 and 2007 (in thousands, except per share data).

2008	Operating Revenues	Income (Loss) Before Taxes	Net Income(Loss)	Basic Net Income(Loss) Per Share	Diluted Net Income(Loss) Per Share
First Quarter	$183,653	$70,696	$43,031	$.97	$.96
Second Quarter	213,842	77,795	49,141	1.10	1.08
Third Quarter	239,463	83,968	53,348	1.20	1.17
Fourth Quarter (1)	160,294	(21,837)	(11,991)	(0.27)	(0.27)
	$797,252	$210,622	$133,529	$3.00	$2.94

2007
First Quarter	$116,369	$31,149	$18,855	$0.43	$0.42
Second Quarter	127,293	85,778	51,957	1.18	1.16
Third Quarter	130,974	42,273	26,855	0.61	0.60
Fourth Quarter	148,383	51,431	32,261	0.73	0.71
	$523,019	$210,631	$129,928	$2.95	$2.89

(1)  Includes $38.5 million of bad debt expense related to the allowance for bad debt taken for the bankruptcy of BWOC.

23.	Supplemental Information About Oil & Gas Producing Activities (Unaudited)

The following sets forth costs incurred for oil and gas property acquisition, development and exploration activities, whether capitalized or expensed (in thousands):

Property acquisitions	2008	2007	2006
Proved properties	$667,996	$-	$33,390
Unproved properties	-	56,247	224,450
Development (1)	385,599	278,398	277,613
Exploration (2)	32,909	23,325	22,435
	$1,086,504	$357,970	$557,888
(1)	Development costs include $0.1 million, $1.2 million and $0.5 million charged to expense during 2008, 2007 and 2006, respectively.
(2)
Exploration costs include $2.4 million, $5.2 million and $3.8 million that were charged to expense during 2008, 2007 and 2006, respectively. Exploration costs include $23.2 million and $18.1 million of capitalized interest in 2008 and 2007, respectively.

The following sets forth results of operations from oil and gas producing and exploration activities (in thousands):

	2008	2007	2006
Sales to unaffiliated parties	$697,977	$467,400	$430,497
Production costs	(229,996)	(158,433)	(132,298)
Depreciation, depletion and amortization	(138,237)	(93,691)	(67,668)
Dry hole, abandonment, impairment and exploration	(12,316)	(13,657)	(12,009)
	317,428	201,619	218,522
Income tax expense	(116,179)	(77,250)	(85,970)

Results of operations from producing and exploration activities	$201,249	$124,369	$132,552

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

The following disclosures of oil and gas reserves are based on estimates prepared by independent engineering consultants as of December 31, 2008, 2007 and 2006. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves. The information provided does not represent management's estimate of our expected future cash flows or value of proved oil and gas reserves.

Changes in estimated reserve quantities
The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2008, 2007 and 2006, and changes in such quantities during each of the years then ended were as follows (in thousands):

	2008			2007			2006
	Oil	Gas		Oil	Gas		Oil	Gas
	Mbbl	MMcf	MBOE	Mbbl	MMcf	MBOE	Mbbl	MMcf	MBOE
Proved developed and Undeveloped reserves:
Beginning of year	116,602	315,464	169,179	112,538	226,363	150,262	103,733	135,311	126,285
Revision of previous estimates	(10,211)	(41,570)	(17,139)	(3,826)	3,358	(3,262)	(512)	(222)	(553)
Improved recovery	7,600	-	7,600	4,500	-	4,500	11,900	-	11,900
Extensions and discoveries	18,700	145,800	43,000	17,300	101,400	34,200	4,100	78,000	17,100
Property sales	-	-	-	(6,700)	-	(6,700)	-	-	-
Production	(7,440)	(25,559)	(11,700)	(7,210)	(15,657)	(9,819)	(7,183)	(12,526)	(9,270)
Purchase of reserves in place	-	330,000	55,000	-	-	-	500	25,800	4,800
End of year	125251	724,135	245,940	116,602	315,464	169,179	112,538	226,363	150,262

Proved developed reserves:
Beginning of year	78,339	147,346	102,897	84,782	104,934	102,270	78,308	70,519	90,061
End of year	74,616	361,575	134,879	78,339	147,346	102,897	84,782	104,934	102,270

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

Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands):

	2008	2007	2006
Future cash inflows	$7,384,692	$11,211,151	$6,195,547
Future production costs	(2,920,664)	(3,275,397)	(2,497,785)
Future development costs	(1,196,394)	(812,070)	(511,886)
Future income tax expense	(511,291)	(2,286,296)	(892,669)
Future net cash flows	2,756,343	4,837,388	2,293,207
10% annual discount for estimated timing of cash flows	(1,620,762)	(2,417,882)	(1,110,939)
Standardized measure of discounted future net cash flows	$1,135,581	$2,419,506	$1,182,268
Average sales prices at December 31:
Oil ($/Bbl)	$30.03	$79.19	$46.15
Gas ($/Mcf)	$4.85	$6.27	$4.45
BOE Price	$30.92	$66.27	$41.23

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):

	2008	2007	2006
Standardized measure - beginning of year	$2,419,506	$1,182,268	$1,251,380

Sales of oil and gas produced, net of production costs	(497,866)	(326,174)	(300,619)
Revisions to estimates of proved reserves:
Net changes in sales prices and production costs	(2,686,941)	1,451,140	(350,877)
Revisions of previous quantity estimates	(144,466)	(78,758)	(7,359)
Improved recovery	64,058	108,655	158,213
Extensions and discoveries	362,435	825,775	227,348
Change in estimated future development costs	(493,778)	(385,656)	(333,663)
Purchases of reserves in place	667,862	-	33,390
Sales of reserves in place	-	(98,680)	-
Development costs incurred during the period	397,601	281,702	277,075
Accretion of discount	354,672	162,257	125,138
Income taxes	631,372	(687,103)	109,918
Other	61,126	(15,920)	(7,676)

Net increase (decrease)	(1,283,925)	1,237,238	(69,112)

Standardized measure - end of year	$1,135,581	$2,419,506	$1,182,268

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2008, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Fees to Independent Registered Public Accounting Firms for 2008 and 2007” in our definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of our fiscal year.

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
4.1*
First Supplemental Indenture, dated as of October 24, 2006, between the Registrant and Wells Fargo Bank, National Association as Trustee relating to the Registrant's 8 1/4% Senior Subordinated Notes due 2016 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K on October 25, 2006 File No. 1-9735).

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

10.2*	Description of Short-Term Cash Incentive Plan of Registrant (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006, File No. 1-0735).

10.3*
Form of Change in Control Severance Protection Agreement dated August 24, 2006, by and between Registrant and selected employees of the Company (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on August 24, 2006, File No. 1-9735).

10.4*	Amended and Restated 1994 Stock Option Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 20, 2002, File No. 333-98379).
10.5*
First Amendment to the Registrant’s Amended and Restated 1994 Stock Option Plan dated as of June 23, 2006 (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K June 26, 2006, File No. 1-9735).

10.6*	Berry Petroleum Company 2005 Equity Incentive Plan (filed as Exhibit 4.2 to the Registrant’s Form S-8 filed on July 29, 2005, File No. 333-127018).
10.7*
Form of the Stock Option Agreement, by and between Registrant and selected employees, directors, and consultants (filed as Exhibit 4.3 to the Registrant’s Form S-8 filed on July 29, 2005, File No. 333-127018).

10.8*
Form of the Stock Appreciation Rights Agreement, by and between Registrant and selected employees, directors, and consultants (filed as Exhibit 4.4 to the Registrant’s Form S-8 filed on July 29, 2005, File No. 333-127018).

10.9*
Form of Stock Award Agreement, by and between Registrant and selected employees, directors, and consultants (filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K June 26, 2006, File No. 1-9735).

10.10*	Form of Restricted Stock Award Agreement, by and between Registrant and selected directors (filed as Exhibit 99.1 on Form 8-K filed on December 17, 2007, File No. 1-9735).
10.11*	Form of Restricted Stock Award Agreement, by and between Registrant and selected officers (filed as Exhibit 99.1on Form 8-K December 17, 2007, File No. 1-9735).
10.12*
Non-Employee Director Deferred Stock and Compensation Plan (as amended effective January 1, 2006) (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, File No. 1-09735).

10.13*
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

10.15*	Employment Agreement dated November 19, 2008 by and between Berry Petroleum Company and David D. Wolf (Filed as Exhibit 10.1 in Registrant’s Form 8-K/A filed on November 21, 2008, File No. 1-9735)
10.16*	Employment Agreement dated November 19, 2008 by and between Berry Petroleum Company and Michael Duginski (filed as Exhibit 10.1 in Registrant’s Form 8-K/A filed on November 21, 2008, File No. 1-9735)

10.17*
Credit Agreement, dated as of June 27, 2005, by and between the Registrant and Wells Fargo Bank, N.A. and other financial institutions (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, File No. 1-9735).

10.18*
First Amendment to Credit Agreement, dated as of December 15, 2005 by and between the Registrant and Wells Fargo Bank, N.A. and other financial institutions (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, File No. 1-09735).

10.19*
Second Amendment to Credit Agreement, dated as of April 28, 2006 by and between the Registrant and Wells Fargo Bank, N.A. and other financial institutions (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, File No. 1-09735).

10.20*
Amended and Restated Credit Agreement, dated as of July 15, 2008 by and between the Registrant and Wells Fargo Bank, N.A. and other financial institutions (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, File No. 1-9735).

10.21*
Credit Agreement by and among Berry Petroleum Company, Societe Generale, SG Americas Securities, LLC, BNP Paribas Securities Corp., BNP Paribas, and other financial institutions date July 31, 2008 (filed as Exhibit 10.2 on Form 10-Q for the period ended September 30, 2008, File No. 1-9735).

10.22*
First Amendment to Amended and Restated Credit Agreement, by and between Berry Petroleum Company, Wells Fargo Bank, N.A. and other financial institutions, dated as of October 17, 2008 (filed on October 17, 2008, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K File No. 1-9735).

10.23*
Joinder Agreement dated November 13, 2008 by and among Berry Petroleum Company, Wells Fargo Bank, N.A., and Bank of Montreal (filed as Exhibit 10.1in Registrant’s Form 8-K filed on November 17, 2008, File No. 1-9735).

10.24*
Joinder Agreement dated December 2, 2008 by and among Berry Petroleum Company, Wells Fargo Bank, N.A., and Calyon New York Branch (filed as Exhibit 10.1in Registrant’s Form 8-K filed on December 4, 2008, File No. 1-9735).

10.25*	Crude oil purchase contract, dated November 14, 2005 between Registrant and Big West of California, LLC (filed as Exhibit 99.2 on Form 8-K filed on November 22, 2005, File No. 1-9735).
10.26*
Amended and Restated Purchase and Sale Agreement between Registrant and Orion Energy Partners, LP (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, File No. 1-09735).

10.27* **	Carry and Earning Agreement, dated June 7, 2006, between Registrant and EnCana Oil & Gas (USA), Inc. (filed as Exhibit 99.2 on Form 8-K on June 19, 2006, File No. 1-9735).
10.28*
Underwriting Agreement dated October 18, 2006 by and between Registrant and the several Underwriters listed in Schedule 1 thereto (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on October 19, 2006, File No. 1-9735).

10.29* **
 Crude Oil Supply Agreement between the Registrant and Holly Refining and Marketing Company - Woods Cross (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the period ended December 31,2006, File No. 1-0735).

10.30* **
Purchase and Sale Agreement between the Registrant and Venoco, Inc. dated March 19, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, File No. 1-9735).

10.31*
Purchase and Sale Agreement Between O’Brien  Resources, LLC, Sepco II, LLC, Liberty Energy, LLC, Crow Horizons Company and O’Benco II LP collectively as Seller and Berry Petroleum Company as Purchaser, dated as of June 10, 2008 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, File No. 1-9735).

10.32*
Overriding Royalty  Purchase Agreement Between O’Brien  Resources, LLC, as Seller and Berry Petroleum Company as Purchaser, dated as of June 10, 2008 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, File No. 1-9735).

10.33*
Second  Amendment to the Amended and Restated Credit Agreement, dated as of February 19, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 20, 2009, File NO. 1-9735).

12.1	Ratio of Earnings to Fixed Charges
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of DeGolyer and MacNaughton.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a).
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.
99.1*	Form of Indemnity Agreement of Registrant (filed as Exhibit 99.1 in Registrant's Annual Report on Form 10-K filed on March 31, 2005, File No. 1-9735).
99.2*	Form of "B" Group Trust (filed as Exhibit 28.3 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed on May 22, 1987, File No. 33-13240).
*   Incorporated by reference
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2009.

 BERRY PETROLEUM COMPANY
/s/ Robert F. Heinemann	/s/ David D. Wolf	/s/ Shawn M. Canaday
ROBERT F. HEINEMANN	DAVID D. WOLF	SHAWN M. CANADAY
President, Chief Executive Officer	Executive Vice President and	Vice President and Controller
and Director	Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Name	Office	Date

/s/ Martin H. Young, Jr.	Chairman of the Board,	February 25, 2009
Martin H. Young, Jr.	Director

/s/ Robert F. Heinemann	President, Chief Executive Officer	February 25, 2009
Robert F. Heinemann	and Director

/s/ Joseph H. Bryant	Director	February 25, 2009
Joseph H. Bryant

/s/ Ralph B. Busch, III	Director	February 25, 2009
Ralph B. Busch, III

/s/ William E. Bush, Jr.	Director	February 25, 2009
William E. Bush, Jr.

/s/ Stephen L. Cropper	Director	February 25, 2009
Stephen L. Cropper

/s/ J. Herbert Gaul, Jr.	Director	February 25, 2009
J. Herbert Gaul, Jr.

/s/ Thomas J. Jamieson	Director	February 25, 2009
Thomas J. Jamieson

/s/ J. Frank Keller	Director	February 25, 2009
J. Frank Keller

/s/ Ronald J. Robinson	Director	February 25, 2009
Ronald J. Robinson