Form 10-K/A
period 2009-12-31
BERRY PETROLEUM CO
filed 2010-08-12
CIK 778438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. #1)

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

BERRY PETROLEUM COMPANY

EXPLANATORY NOTE

Berry Petroleum Company (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”).  The sole purpose of this Amendment No. 1 is to amend Item 8 of the Form 10-K to correct the presentation error in the Statement of Comprehensive Income (Loss) for the year ended December 31, 2009 and the related disclosures in Note 3 to the audited financial statements.  Comprehensive income (loss) in the Form 10-K reflected a net gain from the change in fair value of derivatives of $174.1 million, which should have been reflected as a net loss. The unrealized gains (losses) on derivatives, net of income tax, has been revised from a gain of $205.3 million to a loss of $129.3 million.  The reclassification of realized (gains) losses on derivatives included in net income, net of taxes, has been revised from a gain of $31.2 million to a gain of $44.8 million. Accordingly, this Amendment reflects comprehensive loss of approximately $120.0 million, rather than comprehensive income of $228.1 million reflected in the Form 10-K. These corrections were also included in the Company’s Form 10-Q for the period ended June 30, 2010 filed August 9, 2010.  Except to correct Item 8 of the Form 10-K as described above, no other items or disclosures in the Form 10-K have been amended, and all other information included in the Form 10-K remains unchanged.  This Amendment does not reflect events occurring after the filing of the Form 10-K or modify, amend or update any items or disclosures therein in any way other than as required to reflect the changes identified above.

Item 8. Financial Statements and Supplementary Data

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Berry Petroleum Company:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berry Petroleum Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 25, 2010, except for the effects of the matter discussed in Note 17, as to which the date is August 11, 2010

BERRY PETROLEUM COMPANY

Balance Sheets

December 31, 2009 and 2008

(In Thousands, Except Share Information)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,311	$240
Short-term investments	66	66
Accounts receivable, net of allowance for doubtful accounts of $38,508 and $38,511, respectively	74,337	65,873
Deferred income taxes	5,623	—
Fair value of derivatives	11,527	111,886
Prepaid expenses and other	6,612	11,015
Total current assets	103,476	189,080
Oil and gas properties (successful efforts basis), buildings and equipment, net	2,106,385	2,254,425
Fair value of derivatives	735	79,696
Other assets	29,539	19,182
	$2,240,135	$2,542,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,096	$119,221
Revenue and royalties payable	25,878	34,416
Accrued liabilities	29,320	34,566
Line of credit	—	25,300
Income taxes payable	—	187
Fair value of derivatives	33,843	1,445
Deferred income taxes	—	45,490
Total current liabilities	152,137	260,625
Long-term liabilities:
Deferred income taxes	237,161	270,323
Senior secured revolving credit facility	372,000	931,800
8¼% Senior subordinated notes due 2016	200,000	200,000
10¼% Senior notes due 2014, net of unamortized discount of $13,456 and $0, respectively	436,544	—
Asset retirement obligation	43,487	41,967
Other long-term liabilities	19,711	5,921
Fair value of derivatives	75,836	4,203
	1,384,739	1,454,214
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares outstanding	—	—
Capital stock, $0.01 par value:
Class A Common Stock, 100,000,000 shares authorized; 42,952,499 shares issued and outstanding (42,782,365 in 2008)	430	427
Class B Stock, 3,000,000 shares authorized; 1,797,784 shares issued and outstanding (liquidation preference of $899)	18	18
Capital in excess of par value	89,068	79,653
Accumulated other comprehensive (loss) income	(60,372)	113,697
Retained earnings	674,115	633,749
Total shareholders’ equity	703,259	827,544
	$2,240,135	$2,542,383

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY

Statements of Income

Years ended December 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

	2009	2008	2007
REVENUES
Sales of oil and gas	$506,691	$649,248	$433,208
Sales of electricity	36,065	63,525	55,619
Gas marketing	22,806	35,750	—
Gain (loss) on derivatives	6,514	(213)	13
Gain (loss) on sale of assets	826	(1,297)	54,173
Interest and other income, net	1,810	3,504	4,414
	574,712	750,517	547,427
EXPENSES
Operating costs - oil and gas production	156,612	188,758	130,940
Operating costs - electricity generation	31,400	54,891	45,980
Production taxes	18,144	26,876	14,651
Depreciation, depletion & amortization - oil and gas production	139,919	125,595	82,861
Depreciation, depletion & amortization — electricity generation	3,681	2,812	3,568
Gas marketing	21,231	32,072	—
General and administrative	49,237	54,279	39,663
Interest	49,923	23,942	15,069
Extinguishment of debt	10,823	—	—
Dry hole, abandonment, impairment and exploration	5,425	10,543	8,351
Bad debt expense	—	38,665	—
	486,395	558,433	341,083
Income before income taxes	88,317	192,084	206,344
Provision for income taxes	28,349	70,308	79,060
Income from continuing operations	59,968	121,776	127,284
(Loss) income from discontinued operations, net of tax	(5,938)	11,753	2,644

Net income	$54,030	$133,529	$129,928

Basic net income from continuing operations per share	1.31	2.70	2.85
Basic net (loss) income from discontinued operations per share	(0.13)	0.26	0.06
Basic net income per share	$1.18	$2.96	$2.91

Diluted net income from continuing operations per share	1.30	2.66	2.81
Diluted net (loss) income from discontinued operations per share	(0.13)	0.26	0.06
Diluted net income per share	$1.17	$2.92	$2.87

Statements of Comprehensive Income (Loss)

Years Ended December 31, 2009, 2008 and 2007

(In Thousands)

Net income	$54,030	$133,529	$129,928
Unrealized gains (losses) on derivatives, net of income taxes of ($79,240), $96,546, and ($66,627), respectively	(129,287)	157,522	(99,941)
Reclassification of realized (gains) losses on derivatives included in net income, net of income taxes of ($27,447), $47,119 and ($524), respectively	(44,782)	76,879	(786)
Comprehensive income (loss)	$(120,039)	$367,930	$29,201

The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY

Statements of Shareholders’ Equity

Years Ended December 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

	Class A	Class B	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balances at January 1, 2007	$421	$18	$50,166	$397,072	$(19,977)	$427,700
Stock-based compensation (484,451 shares)	4	—	12,930	—	—	12,934
Tax impact of stock option exercises	—	—	3,049	—	—	3,049
Deferred director fees - stock compensation	—	—	445	—	—	445
Cash dividends declared - $0.30 per share, including RSU dividend equivalents	—	—	—	(13,292)	—	(13,292)
Adoption of authoritative accounting guidance regarding uncertainty in income taxes	—	—	—	(63)	—	(63)
Change in fair value of derivatives	—	—	—	—	(100,727)	(100,727)
Net income	—	—	—	129,928	—	129,928
Balances at December 31, 2007	425	18	66,590	513,645	(120,704)	459,974

Stock-based compensation (199,363 shares)	2	—	11,684	—	—	11,686
Tax impact of stock option exercise	—	—	938	—	—	938
Deferred director fees — stock compensation	—	—	441	—	—	441
Cash dividends declared - $0.30 per share, including RSU dividend equivalents	—	—	—	(13,425)	—	(13,425)
Change in fair value of derivatives	—	—	—		234,401	234,401
Net income	—	—	—	133,529	—	133,529
Balances at December 31, 2008	427	18	79,653	633,749	113,697	827,544

Stock-based compensation (170,134 shares)	3	—	6,750	—	—	6,753
Tax impact of stock option exercises	—	—	(98)	—	—	(98)
Deferred director fees - stock compensation	—	—	2,763	—	—	2,763
Cash dividends declared - $0.30 per share, including RSU dividend equivalents	—	—	—	(13,664)	—	(13,664)
Change in fair value of derivatives	—	—	—	—	(174,069)	(174,069)
Net income	—	—	—	54,030	—	54,030
Balances at December 31, 2009	$430	$18	$89,068	$674,115	$(60,372)	$703,259

 The accompanying notes are an integral part of these financial statements.

BERRY PETROLEUM COMPANY

Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(In Thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$54,030	$133,529	$129,928
Depreciation, depletion and amortization	145,788	141,049	97,259
Extinguishment of debt	10,823	—	—
Amortization of debt issuance costs and net discount	6,827	1,774	774
Dry hole and impairment	14,859	9,932	12,951
Commodity derivatives	247	(108)	574
Stock-based compensation expense	8,626	9,313	8,200
Deferred income taxes	19,998	67,982	62,465
Loss (gain) on sale of asset	79	1,297	(54,173)
Other, net	(4,016)	(2,530)	2,787
Cash paid for abandonment	(1,030)	(4,607)	(1,188)
Allowance for bad debt	—	38,511	—
Change in book overdraft	(16,018)	23,984	(9,400)
(Increase) decrease in current assets other than cash, cash equivalents and short-term investments	(10,055)	10,281	(47,876)
(Decrease) increase in current liabilities other than line of credit	(17,582)	(20,838)	36,578
Net cash provided by operating activities	212,576	409,569	238,879
Cash flows from investing activities:
Exploration and development of oil and gas properties	(134,946)	(397,601)	(285,267)
Property acquisitions	(13,497)	(667,996)	(56,247)
Capitalized interest	(30,107)	(23,209)	(18,104)
Proceeds from sale of assets	139,796	2,037	72,405
Net cash used in investing activities	(38,754)	(1,086,769)	(287,213)
Cash flows from financing activities:
Proceeds from issuances on line of credit	387,700	404,000	395,150
Payments on line of credit	(413,000)	(393,000)	(396,850)
Proceeds from issuance of long-term debt	1,090,262	1,708,700	229,300
Payments on long-term debt	(1,215,100)	(1,021,900)	(174,300)
Debt issuance costs	(23,955)	(11,002)	(1)
Financing obligation	18,214	—	—
Dividends paid	(13,664)	(13,425)	(13,292)
Proceeds from stock option exercises	890	2,813	5,178
Excess tax (expense) benefit	(98)	938	3,049
Net cash (used in) provided by financing activities	(168,751)	677,124	48,234
Net increase (decrease) in cash and cash equivalents	5,071	(76)	(100)
Cash and cash equivalents at beginning of year	240	316	416
Cash and cash equivalents at end of year	$5,311	$240	$316
Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$36,854	$15,708	$15,841
Income taxes paid	$8,769	$13,290	$6,715
Supplemental non-cash activity:
(Decrease) increase in fair value of derivatives:
Current (net of income taxes of ($49,914), $75,772, and ($36,562), respectively)	$(81,439)	$123,628	$(54,844)
Non-current (net of income taxes of ($56,773), $67,893, and ($30,589), respectively)	(92,630)	110,773	(45,883)
Net (decrease) increase to accumulated other comprehensive (loss) income	$(174,069)	$234,401	$(100,727)

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

Transportation costs

Transportation costs, consisting primarily of natural gas transportation costs, are included in either “Operating costs - oil and gas production” or “Operating costs - electricity generation,” as applicable. Natural gas transportation costs included in Operating costs - oil and gas production were $15.2 million, $9.5 million and $1.2 million for 2009, 2008 and 2007, respectively.  Natural gas transportation costs included in Operating costs - electricity generation were $2.8 million, $7.2 million and $6.7 million for 2009, 2008 and 2007, respectively. Additionally, the transportation costs in Uinta were $0.2 million, $0.2 million and $1.4 million in 2009, 2008 and 2007, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

December 31, 2009 (in millions)	Total carrying value on the Balance Sheet	Level 2	Level 3

Commodity derivative liability	$(88.5)	$(62.5)	$(26.0)
Interest rate swaps liability	(8.9)	(8.9)	—
Total liabilities at fair value	$(97.4)	$(71.4)	$(26.0)

December 31, 2008 (in millions)	Total carrying value on the Balance Sheet	Level 2	Level 3

Commodity derivative asset	198.4	25.9	172.5
Interest rate swaps liability	(12.5)	(12.5)	—
Total assets at fair value	185.9	13.4	172.5

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

(in millions)	Twelve months ended December 31, 2009	Twelve months ended December 31, 2008

Fair value asset (liability), beginning of period	$172.5	$(194.3)
Total realized and unrealized (losses) gains included in Gain (loss) on derivatives	(1.0)	0.4
Purchases, sales and settlements, net	(200.9)	366.4
Transfers in and/or out of Level 3	3.4	—
Fair value (liability) asset, end of period	(26.0)	172.5

Total unrealized (losses) gains included in income related to financial assets and liabilities still on the balance sheet at December 31, 2009 and 2008	$(0.1)	$—

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

	Carrying Amount	Estimated Fair Value
(in millions)	As of December 31, 2009

Line of credit	$—	$—
Senior secured revolving credit facility	372	372
8.25 % Senior subordinated notes due 2016	200	196
10.25% Senior notes due 2014	437	487
	$1,009	$1,055

	Carrying Amount	Estimated Fair Value
(in millions)	As of December 31, 2008

Line of credit	$25	$25
Senior secured revolving credit facility	932	932
8.25 % Senior subordinated notes due 2016	200	116
	$1,157	$1,073

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

	As of December 31, 2009
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity — Oil	Current assets	$14.2	Current liability	$30.8
Commodity — Natural Gas	Current assets	1.3
Commodity — Oil			Long term liabilities	74.1
Commodity — Natural Gas	Long term assets	0.4
Commodity — Natural Gas	Current liability	0.2
Commodity — Natural Gas	Long term liabilities	1.2

Interest rate contracts	Long term assets	0.3	Current assets	3.5
Interest rate contracts			Current liabilities	2.7
Interest rate contracts			Long term liabilities	3.0
Total derivatives designated as hedging instruments under authoritative guidance		17.6		114.1
Commodity — Natural Gas		—	Current assets	0.4
Commodity — Natural Gas		—	Current liabilities	0.5
Total derivatives not designated as hedging instruments under authoritative guidance		—		0.9
Total Derivatives		$17.6		$115.0

The tables below summarize the Statement of Income impacts of the Company’s derivative instruments before tax for the twelve months ending December 31, 2009 (in millions):

Derivatives cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCL on Derivative (Effective portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain (loss) Recognized in Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity - Oil	$(219.3)	Sales of oil and gas	$53.9	Sales of oil and gas	$—
Commodity - Natural Gas	12.9	Sales of oil and gas	25.4	Gain (loss) on derivatives	(0.6)
Interest rate	(2.7)	Interest expense	(7.0)	Gain (loss) on derivatives	—
Total	$(209.1)		$72.3		$(0.6)

Amount of Gain or (Loss) Recognized in Income on Derivatives not designated as Hedging Instruments under authoritative guidance as of twelve months ending December 31, 2009:

Derivatives not designated as Hedging Instruments under authoritative guidance	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives not designated as Hedging Instruments under authoritative guidance

Commodity — Oil	Gain (loss) on derivatives	$(6.7)
Commodity - Natural Gas	Gain (loss) on derivatives	(0.5)
Commodity - Natural Gas	(Loss) income from discontinued operations, net of taxes	(0.5)
Total Derivatives		$(7.7)

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

As of December 31, 2009, the Company had the following commodity hedges:

	2010	2011	2012
Oil Bbl/D:	14,930	9,020	3,000
Natural Gas MMBtu/D:	19,000	10,000	10,000

For further discussion related to the fair value of the Company’s derivatives see Note 2 to the financial statements.

4.                                      Asset Retirement Obligations (AROs)

The following table summarizes the change in abandonment obligation for the years ended December 31 (in thousands):

	2009	2008
Beginning balance at January 1	$41,967	$36,426
Liabilities incurred	1,407	4,686
Liabilities settled	(1,030)	(4,607)
Disposition of assets	(2,752)	—
Revisions in estimated liabilities	—	2,006
Accretion expense	3,895	3,456
Ending balance at December 31	$43,487	$41,967

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

(Loss) income from discontinued operations, net of tax on the accompanying statements of income is comprised of the following (in thousands):

	For the Twelve Months Ended December 31,
	2009	2008	2007

Oil and gas revenue	$5,396	48,729	$34,192
Loss on sale of asset	(908)	—	—
Other revenue	623	2,072	1,851
Total revenue	5,111	50,801	36,043

Operating expenses	2,576	11,340	10,279
Production taxes	195	3,023	2,564
DD&A	2,188	12,642	10,829
General and administrative	388	1,074	547
Interest expense	815	2,267	2,218
Commodity derivatives	484	145	13
Dry hole, abandonment, impairment and exploration	9,637	1,772	5,306
Total expenses	16,283	32,263	31,756

(Loss) income from discontinued operations, before income taxes	(11,172)	18,538	4,287
Income tax (benefit) expense	(5,234)	6,785	1,643
(Loss) income from discontinued operations	$(5,938)	11,753	$2,644

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

6.                                      Oil and Gas Properties, Buildings and Equipment

Oil and gas properties, buildings and equipment consist of the following at December 31 (in thousands):

	2009	2008
Oil and gas:
Proved properties:
Producing properties, including intangible drilling costs	$1,892,340	$1,820,609
Lease and well equipment (1)	513,961	663,610
	2,406,301	2,484,219
Unproved properties
Properties, including intangible drilling costs	267,303	255,412
	2,673,604	2,739,631
Less accumulated depreciation, depletion and amortization	583,077	509,277
	2,090,527	2,230,354
Commercial and other:
Land	66	810
Drilling rigs and equipment	5,333	13,166
Buildings and improvements	5,911	6,274
Machinery and equipment	26,608	22,767
	37,918	43,017
Less accumulated depreciation	22,060	18,946
	15,858	24,071
	$2,106,385	$2,254,425

(1) Includes cogeneration facility costs.

Suspended Well Costs

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period of greater than one year since the completion of drilling (in thousands, except number of projects):

	2009	2008	2007
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$—	$—	$6,826
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—	—
Balance at December 31	$—	$—	$6,826

Number of projects that have exploratory well costs that have been capitalized for a period of greater than one year	—	—	—

The following table reflects the net changes in capitalized exploratory well costs (in thousands):

	2009	2008	2007
Beginning balance at January 1	$—	$6,826	$89
Additions to capitalized exploratory well costs pending the determination of proved reserves	—	—	6,826
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	—	(6,826)	—
Capitalized exploratory well costs charged to expense	—	—	(89)
Ending balance at December 31	$—	$—	$6,826

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

The write off of $38.5 million to bad debt expense associated with the bankruptcy of BWOC is excluded from the calculation of EBITDAX, per the Agreement.

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

Reconciliation of the continuing operations statutory federal income tax rate to the effective income tax rate follows:

	2009	2008	2007
Tax computed at statutory federal rate	35%	35%	35%
State income taxes, net of federal benefit	4	3	5
Deferred state rate impact	(4)	(1)	—
Net impact to uncertain tax positions	(2)	—	—
Other	(1)	(1)	(2)
Effective tax rate	32%	36%	38%

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

The following table illustrates changes in the gross unrecognized tax benefits (in millions):

	2009	2008	2007
Unrecognized tax benefits at January 1	$12.0	$12.0	$14.6
(Decreases) increases for positions taken in current year	(0.1)	1.2	0.5
(Decreases) increases for positions taken in a prior year	(1.3)	0.3	(0.3)
Decreases for settlements with taxing authorities	(3.6)	—	—
Decreases for lapses in the applicable statute of limitations	(0.9)	(1.5)	(2.8)
Unrecognized tax benefits at December 31	$6.1	$12.0	$12.0

As of December 31, 2009, the Company remains subject to examination in the following major tax jurisdictions for the tax years indicated below:

Jurisdiction:	Tax Years Subject to Exam:
Federal	2005 – 2008
California	2005 – 2008
Colorado	2005 – 2008
Utah	2005 – 2008

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

The following table shows the computation of basic and diluted net (loss) income per share from continuing and discontinued operations for the years ended December 31, (in thousands):

	2009	2008	2007
Net income from continuing operations	$59,968	$121,776	$127,284
Less: Income allocable to participating securities	1,460	1,752	1,494
Income available for shareholders	$58,508	$120,024	$125,790

Net (loss) income from discontinued operations	$(5,938)	$11,753	$2,644
Less: Income allocable to participating securities	—	173	32
Loss (income) from discontinued operations available for shareholders	$(5,938)	$11,580	$2,612

Basic earnings per share from continuing operations	$1.31	$2.70	$2.85
Basic (loss) earnings per share from discontinued operations	(0.13)	.26	.06
Basic earnings per share	$1.18	$2.96	$2.91

Dilutive earnings per share from continuing operations	$1.30	$2.66	$2.81
Dilutive (loss) earnings per share from discontinued operations	(0.13)	.26	.06
Basic) earnings per share	$1.17	$2.92	$2.87

Weighted average shares outstanding - basic	44,625	44,485	44,075
Add: dilutive effects of stock options	221	578	604
Weighted average shares outstanding - dilutive	44,846	45,063	44,679

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

	2009	2008	2007
Expected volatility	—	36%	32% - 33%
Weighted-average volatility	—	36%	33%
Expected dividends	—	1%	1%
Expected term (in years)	—	5	4.9 - 5.6
Risk-free rate	—	3.2%	3.4% - 4.7%

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2009:

			Weighted			Weighted
		Weighted	Average		Weighted	Average
Range of		Average	Remaining		Average	Remaining
Exercise	Options	Exercise	Contractual	Options	Exercise	Contractual
Prices	Outstanding	Price	Life	Exercisable	Price	Life
$7.00 - $15.00	645,100	$10.55	3.5	645,100	$10.55	3.5
$15.01 - $25.00	436,250	21.61	4.9	436,250	21.61	4.9
$25.01 - $35.00	881,051	31.87	6.5	791,475	31.81	6.5
$35.01 - $45.00	313,619	42.74	8.1	135,500	43.20	8.1
Total	2,276,020	$25.36	5.6	2,008,325	$23.53	5.6

Weighted average option exercise price information for the years ended December 31:

	2009	2008	2007
Outstanding at January 1	$25.16	$24.33	$20.97
Granted during the year	—	41.18	43.40
Exercised during the year	13.52	19.38	12.52
Cancelled/expired during the year	28.48	29.66	22.88
Outstanding at December 31	25.36	25.16	24.33
Exercisable at December 31	23.53	21.70	19.88

The following is a summary of stock option activity for the years ended December 31:

	2009	2008	2007
Balance outstanding, January 1	2,421,650	2,527,266	2,859,836
Granted	—	89,084	220,115
Exercised	(62,050)	(149,950)	(444,216)
Canceled/expired	(83,580)	(44,750)	(108,469)
Balance outstanding, December 31	2,276,020	2,421,650	2,527,266

Balance exercisable at December 31	2,008,325	1,842,532	1,558,780

Available for future grant	218,635	412,025	988,798

Weighted average remaining contractual life (years)	5.6	6.5	7.3
Weighted average fair value per option granted during the year based on the Black-Scholes pricing model	$—	$14.03	$13.88

As of December 31, 2009, there was $2.4 million of total unrecognized compensation cost related to stock options granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years. The tax benefit realized from stock options exercised during the year ended December 31, 2009, 2008 and 2007 is $0.1 million, $1.4 million and $3.5 million, respectively.

	Stock Options
	Years ended
	December 31, 2009	December 31, 2008	December 31, 2007
Weighted average fair value per option granted during the year based on the Black-Scholes pricing model	$—	$14.03	$13.88
Total intrinsic value of options exercised (in millions)	0.6	4.4	11.9
Total intrinsic value of options outstanding (in millions)	15.3	—	50.8
Total intrinsic value of options exercisable (in millions)	15.3	—	38.3

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

Other Employee Benefits - 401(k) Plan

The Company sponsors a defined contribution thrift plan under section 401(k) of the Internal Revenue Code to assist all employees in providing for retirement or other future financial needs.  In December 2005, the 401(k) Plan was amended whereby effective January 1, 2006, the Company’s matching contribution is $1.00 for each $1.00 contributed by the employee up to 8% of an employee’s eligible compensation. The Company’s contributions to the 401(k) Plan, net of forfeitures, were $1.4 million for each of the years ended December 31, 2009, 2008 and 2007. Employees are eligible to participate in the 401(k) Plan on their date of hire and approximately 97% of the Company’s employees participated in the 401(k) Plan in 2009.

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

In 2009, sales to three purchasers were approximately 25%, 16% and 12%of the Company’s revenue.  In 2008, sales to two purchasers were approximately 60% and 11% of the Company’s revenue.  In 2007, sales to one purchaser was approximately 68% of the Company’s revenue.

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

13.                               Commitments and Contingencies

The Company’s contractual obligations not included in its Balance Sheet as of December 31, 2009 (except Long-term debt and Abandonment obligations) are as follows (in millions):

	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt and interest	$1,359.7	$71.9	$71.9	$437.3	$62.6	$485.7	$230.3
Abandonment obligations	43.5	2.8	2.8	2.9	2.9	2.8	29.3
Operating lease obligations	16.0	2.4	2.4	2.5	2.5	2.5	3.7
Drilling and rig obligations	52.1	13.9	27.7	2.1	2.1	6.3	—
Firm natural gas transportation contracts	136.8	19.7	19.7	17.9	15.7	14.8	49.0
Total	$1,608.1	$110.7	$124.5	$462.7	$85.8	$512.1	$312.3

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

In addition, Berry has signed two precedent agreements with El Paso Corporation for an average of 35,000 MMBtu/D of firm transportation on the proposed Ruby Pipeline from Opal, WY to Malin, OR.  While it is not certain that this new line will be constructed, the expectation is that the project will proceed and be in service by 2011.  A component of these agreements is currently in dispute and may result in a termination of the contracts for capacity on this pipeline in which case the Company will make alternative arrangements for the transportation and marketing of the Company’s production.  The Company does not believe the termination of these contracts will result in monetary damages.  Please see “Item 1A.  Risk Factors— If third-party pipelines interconnected to our natural gas wells and gathering facilities become partially or fully unavailable to transport our natural gas, our results of operations and financial condition could be adversely affected.”

The Company is a party to a crude oil sales contract through June 30, 2013 with a refiner for the purchase of a minimum of 5,000 Bbl/D of its Uinta light crude oil.   Pricing under the contract, which includes transportation and gravity adjustments, is at a fixed percentage of WTI.  While the contractual differentials under this contract may be less favorable at times than the posted differential, demand for the Company’s 40 degree black wax (light) crude oil can vary seasonally and this contract provides a stable outlet for the Company’s crude oil. Gross oil production from the Company’s Uinta properties averaged approximately 2,700 Bbl/D in 2009.  Please see “Item 1A.  Risk Factors—We may not be able to deliver minimum crude oil volumes required by our sales contract.”

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

15.          Quarterly Financial Data (Unaudited)

The following is a tabulation of unaudited quarterly operating results for 2009 and 2008 (in thousands, except per share data) and has been updated to reflect (1) the presentation as discontinued operations of the Company’s natural gas assets in the Denver-Julesburg basin in Colorado (the DJ Basin assets), and (2) the Company’s implementation of authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires the revision of prior period basic and diluted earnings per share data.

					Basic Net Income(Loss)	Basic Net Income(Loss)	Diluted Net Income(Loss)	Diluted Net Income(Loss)
	Operating Revenues	Income (Loss) From Continuing Operations	Income (Loss) from Discontinued Operations	Net Income (Loss)	From Continuing Operations Per Share	From Discontinued Operations Per Share	From Continuing Operations Per Share	From Discontinued Operations Per Share
2009
First Quarter	$145,720	$41,779	$(6,781)	$34,998	$0.92	$(0.15)	$0.92	$(0.15)
Second Quarter (1)	130,265	(12,768)	(212)	(12,980)	(0.28)	—	(0.28)	—
Third Quarter	141,809	18,339	668	19,007	0.41	0.01	0.40	0.01
Fourth Quarter (2)	147,768	12,618	387	13,005	0.28	0.01	0.28	0.01
	$565,562	$59,968	$(5,938)	$54,030	$1.31	$(0.13)	$1.30	$(0.13)

2008
First Quarter	$170,824	$39,536	$3,495	$43,031	$0.88	$0.08	$0.86	$0.08
Second Quarter	197,532	43,712	5,429	49,141	0.97	0.12	0.95	0.12
Third Quarter	225,491	49,615	3,733	53,348	1.10	0.08	1.08	0.08
Fourth Quarter (3)	154,676	(11,087)	(904)	(11,991)	(0.24)	(0.02)	(0.24)	(0.02)
	$748,523	$121,776	$11,753	$133,529	$2.70	$0.26	$2.66	$0.26

(1)  Includes an unrealized pre-tax non-cash loss on derivatives of $31.1 million, a pre-tax charge of $10.5 million for debt extinguishment costs and a liability for a regulatory compliance matter of $2.1 million.

(2)  Included in the fourth quarter of 2009 are adjustments to correct the prior accounting for the Company’s royalties in the amount of $3.3 million, which resulted in decreasing its sales of oil and gas and increasing its royalties payable.  Management concluded the impact was immaterial to the current and prior periods.   Also included in the fourth quarter of 2009 is an impairment charge of $4.2 million related to the write-down of a rig.

(3)  Includes $38.5 million of bad debt expense related to the allowance for bad debt taken for the bankruptcy of BWOC.

16.                               Supplemental Information About Oil & Gas Producing Activities (Unaudited)

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Extractive Activities — Oil and Gas (Topic) 932.”   The ASU amends previously issued authoritative guidance.  The objective of the amendments included in the ASU is to align the oil and gas reserves estimation and disclosure requirements with the requirements of the Securities and Exchange Commission (SEC).  The new guidance, among other purposes, is primarily intended to provide investors with a more meaningful and comprehensive understanding of oil and gas producing activities, updating the definition of proved oil and gas reserves to indicate that entities must use the average, first-day-of-the-month price during the 12-month period before the ending date of the period covered by the report, disclosing geographical areas that represent a certain percentage of proved reserves, updating the reserve estimation requirements for changes in practice and technology that have occurred over the past several decades and requiring an entity to disclose separately the amounts and quantities for consolidated and equity method investments.  The Company has applied this guidance to its Financial Statements for the year-ended December 31, 2009.   The new oil and gas reserve measurement and reporting requirements were adopted for oil and gas reserves as of December 31, 2009.  For accounting purposes, the new requirements constitute a change in accounting principle inseparable from a change in estimate.  Prior reserve disclosures were not modified and the impact of the new requirements on our oil and gas reserves was reflected as a change in estimate.  Changes in reserves estimates are applied on a prospective basis.

The following sets forth costs incurred for oil and gas property acquisition, development and exploration activities, whether capitalized or expensed (in thousands):

	2009	2008	2007
Property acquisitions
Proved properties	$13,497	$667,996	$—
Unproved properties	—	—	56,247
Development (1)	138,168	385,599	278,398
Exploration (2)	30,316	32,909	23,325
	$181,981	$1,086,504	$357,970

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

Changes in estimated reserve quantities

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2009, 2008 and 2007, and changes in such quantities during each of the years then ended were as follows (in thousands):

	2009			2008			2007
	Oil	Gas		Oil	Gas		Oil	Gas
	Mbbl	MMcf	MBOE	Mbbl	MMcf	MBOE	Mbbl	MMcf	MBOE
Proved developed and Undeveloped reserves:
Beginning of year	125,251	724,135	245,940	116,602	315,464	169,179	112,538	226,363	150,262
Revision of previous estimates	2,786	(34,564)	(2,975)	(10,211)	(41,570)	(17,139)	(3,826)	3,358	(3,262)
Improved recovery	—	—	—	7,600	—	7,600	4,500	—	4,500
Extensions and discoveries	8,989	54,664	18,100	18,700	145,800	43,000	17,300	101,400	34,200
Property sales	—	(126,600)	(21,100)	—	—	—	(6,700)	—	(6,700)
Production	(7,186)	(22,657)	(10,962)	(7,440)	(25,559)	(11,700)	(7,210)	(15,657)	(9,819)
Purchase of reserves in place	100	37,200	6,300	—	330,000	55,000	—	—	—
End of year	129,940	632,178	235,303	125,251	724,135	245,940	116,602	315,464	169,179

Proved developed reserves:
Beginning of year	74,616	361,575	134,879	78,339	147,346	102,897	84,782	104,934	102,270
End of year	82,870	255,520	125,456	74,616	361,575	134,879	78,339	147,346	102,897

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
Average sales prices at December 31: (a)
Oil ($/Bbl)	$52.06	$30.03	$79.19
Gas ($/Mcf)	$3.58	$4.85	$6.27
BOE Price	$38.37	$30.92	$66.27

(a)          The new SEC and FASB reserves reporting rules require the use of 12-month average commodity prices effective for 2009, instead of year-end commodity prices used in 2008 and 2007.

Changes in standardized measure of discounted future net cash flows from proved oil and gas reserves (in thousands):

	2009	2008	2007
Standardized measure - beginning of year	$1,135,581	$2,419,506	$1,182,268

Sales of oil and gas produced, net of production costs	(353,052)	(497,866)	(326,174)
Revisions to estimates of proved reserves:
Net changes in sales prices and production costs	637,882	(2,686,941)	1,451,140
Revisions of previous quantity estimates	(33,943)	(144,466)	(78,758)
Improved recovery	—	64,058	108,655
Extensions and discoveries	206,542	362,435	825,775
Change in estimated future development costs	(52,824)	(352,061)	(286,439)
Purchases of reserves in place	29,348	667,862	—
Sales of reserves in place	(138,265)	—	(98,680)
Development costs incurred during the period	110,200	173,184	132,002
Accretion of discount	131,745	354,672	162,257
Income taxes	(190,727)	631,372	(687,103)
Other	(36,740)	143,826	34,563

Net increase (decrease)	310,166	(1,283,925)	1,237,238

Standardized measure - end of year	$1,445,747	$1,135,581	$2,419,506

17.                               Correction of Other Comprehensive Income (Loss)

The Company noted a presentation error in the Statements of Comprehensive Income (Loss) and the related disclosures in Note 3 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has concluded that the presentation error was immaterial to the audited financial statements contained in the 2009 Form 10-K. The effects of the presentation error are summarized in the tables below:

The components of comprehensive income (loss):

	For the twelve months ended December 31, 2009
	As Previously Reported	As Revised (1)

Net Income	$54,030	$54,030
Unrealized gains (losses) on derivatives, net of income taxes	205,318	(129,287)
Reclassification of realized (gains) losses, net of income taxes	(31,249)	(44,782)
Comprehensive income (loss)	$228,099	$(120,039)

The table below contained in Note 3 to the audited financial statements summarizes the impacts of the Company’s derivative instruments gains (losses) before income taxes reported in the Statements of Income (Loss) and the Statement of Comprehensive Income (Loss) for the twelve months ended December 31, 2009:

Previously Reported

Derivatives cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCL on Derivative (Effective portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain (loss) Recognized in Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity - Oil	$(222.3)	Sales of oil and gas	$53.9	Sales of oil and gas	$—
Commodity - Natural Gas	(18.6)	Sales of oil and gas	11.1	Gain (loss) on derivatives	13.7
Interest rate	8.8	Interest expense	(7.0)	Gain (loss) on derivatives	—
Total	$(232.1)		$58.0		$13.7

Revised (2)

Derivatives cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCL on Derivative (Effective portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain (loss) Recognized in Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity - Oil	$(219.3)	Sales of oil and gas	$53.9	Sales of oil and gas	$—
Commodity - Natural Gas	12.9	Sales of oil and gas	25.4	Gain (loss) on derivatives	(0.6)
Interest rate	(2.7)	Interest expense	(7.0)	Gain (loss) on derivatives	—
Total	$(209.1)		$72.3		$(0.6)

(1) Revised amounts are reflected in the Statement of Comprehensive Income (Loss) for the year ended December 31, 2009 within this Form 10-K/A.

(2) Revised amounts are reflected in Note 3 to the financial statements within this Form 10-K/A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

A. Financial Statements and Schedules

See Item 8 Index to Financial Statements and Supplementary Data in this Form 10-K/A.

B. Exhibits

Exhibit No.	Description of Exhibit

3.1*	Registrant’s Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, File No. 1-09735).
3.2*	Registrant’s Restated Bylaws dated December 11, 2009 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on December 11, 2009, File No. 1-09735).
4.1*

Form of Indenture between Berry Petroleum Company and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3ASR on June 15, 2006, File No. 1-9735).

4.2*

First Supplemental Indenture, dated as of October 24, 2006, between the Registrant and Wells Fargo Bank, National Association as Trustee relating to the Registrant’s 8 1/4% Senior Subordinated Notes due 2016 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on October 25, 2006 File No. 1-9735).

4.3*	Registrant’s 8.25% Senior Subordinated Notes (filed as Form 425B5 on October 19, 2006).
4.4*

Registrant’s Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (filed as Exhibit A to the Registrant’s Registration Statement on Form 8-A12B on December 7, 1999, File No. 001-09735).

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
10.1*

Instrument for Settlement of Claims and Mutual Release by and among Registrant, Victory Oil Company, the Crail Fund and Victory Holding Company effective October 31, 1986 (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on May 22, 1987, File No. 33-13240).

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
10.5*

First Amendment to the Registrant’s Amended and Restated 1994 Stock Option Plan dated as of June 23, 2006 (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K June 26, 2006, File No. 1-9735).

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

10.9*

Form of Stock Award Agreement, by and between Registrant and selected employees, directors, and consultants (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K June 26, 2006, File No. 1-9735).

10.10*	Form of Restricted Stock Award Agreement, by and between Registrant and selected directors (filed as Exhibit 99.1 on Form 8-K filed on December 17, 2007, File No. 1-9735).
10.11*	Form of Restricted Stock Award Agreement, by and between Registrant and selected officers (filed as

Exhibit 99.2on Form 8-K December 17, 2007, File No. 1-9735).
10.12†	Non-Employee Director Deferred Stock and Compensation Plan (as amended and restated effective November 19, 2008).
10.13*

Amended and Restated Employment Contract dated as of June 23, 2006 by and between the Registrant and Robert F. Heinemann (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K June 26, 2006, File No. 1-9735).

10.14*

Stock Award Agreement dated as of June 23, 2006 by and between the Registrant and Robert F. Heinemann (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K June 26, 2006, File No. 1-9735).

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
10.17*

Amended and Restated Credit Agreement, dated as of July 15, 2008, by and between the Registrant and Wells Fargo Bank, N.A. and other financial institutions (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, File No. 1-9735).

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

12.1†	Ratio of Earnings to Fixed Charges.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2†	Consent of DeGolyer and MacNaughton.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a).
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.
99.1*	Form of Indemnity Agreement of Registrant (filed as Exhibit 99.1 in Registrant’s Annual Report on Form 10-K filed on March 31, 2005, File No. 1-9735).
99.2*	Form of “B” Group Trust (filed as Exhibit 28.3 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed on May 22, 1987, File No. 33-13240).
99.3†	Report of DeGolyer and MacNaughton dated February 19, 2010 regarding Registrant’s reserves estimates.

*	Incorporated by reference
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment
†	Previously filed as an exhibit to the original Form 10-K filed on February 25, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2010.

BERRY PETROLEUM COMPANY

By:/s/ Jamie L. Wheat
JAMIE L. WHEAT
Controller
(Principal Accounting Officer)