Form 10-Q/A
period 2010-06-30
BERRY PETROLEUM CO
filed 2010-08-19
CIK 778438

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

BERRY PETROLEUM COMPANY

SECOND QUARTER 2010 FORM 10-Q/A

Page

Explanatory Note	3

PART II. OTHER INFORMATION

Item 6. Exhibits	4

BERRY PETROLEUM COMPANY

SECOND QUARTER 2010 FORM 10-Q/A

EXPLANATORY NOTE

Berry Petroleum Company (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2010.  The sole purpose of this Amendment is to furnish the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

Except to furnish the interactive data files as Exhibit 101, no other changes have been made to the Form 10-Q.  This Amendment does not reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files furnished as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

BERRY PETROLEUM COMPANY

SECOND QUARTER 2010 FORM 10-Q/A

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

10.5*	Berry Petroleum Company 2010 Equity Incentive Plan — Form of Stock Option Agreement (filed as Exhibit 4.7 to the Registrant’s Form S-8 filed on June 23, 2010, File No. 333-167698).
10.6*	Berry Petroleum Company 2010 Equity Incentive Plan — Form of Stock Appreciation Rights Agreement (filed as Exhibit 4.8 to the Registrant’s Form S-8 filed on June 23, 2010, File No. 333-167698).
12.1**	Computation of Ratio of Earnings to Fixed Charges
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated herein by reference
**	Previously filed
***	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BERRY PETROLEUM COMPANY

/s/ Jamie L. Wheat
Jamie L. Wheat
Controller
(Principal Accounting Officer)
Date: August 19, 2010