Form 10-K/A
period 2012-12-31
BERRY PETROLEUM CO
filed 2013-04-30
CIK 778438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 1-9735

BERRY PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77-0079387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On February 20, 2013, Berry Petroleum Company (“we,” “us,” or the “Company”) entered into a merger agreement with Linn Energy, LLC (Linn Energy), LinnCo, LLC (LinnCo), Linn Acquisition Company, LLC, a direct wholly-owned subsidiary of LinnCo, Bacchus HoldCo, Inc., a direct wholly owned subsidiary of the Company (HoldCo), and Bacchus Merger Sub, Inc., a direct wholly owned subsidiary of HoldCo, pursuant to which and subject to the conditions provided in the agreement, we will ultimately become a subsidiary of Linn Energy.  On March 22, 2013, Linn Energy filed a joint proxy statement/prospectus in connection with a special meeting of our stockholders to seek adoption of the merger agreement. In light of the special meeting, we have cancelled the 2013 annual meeting of our stockholders and such meeting may not be held if the merger is completed in 2013.

This Amendment No. 1 on Form 10-K/A (the Amendment) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (SEC) on February 28, 2013 (the Original Filing).  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012.  Part IV is being amended to add as exhibits the merger agreement and certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.  The cover page has been amended to indicate that disclosure pursuant to Item 405 of Regulation S-K is contained herein.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 28, 2013.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

We have presented below information about our directors as of April 29, 2013.

Name	Age	Position
Robert F. Heinemann	60	President, Chief Executive Officer and Director
Martin H. Young, Jr.	60	Chairman of the Board and Director
Ralph B. Busch, III	53	Director
William E. Bush, Jr.	65	Director
Stephen L. Cropper	63	Director
J. Herbert Gaul, Jr.	69	Director
Stephen J. Hadden	58	Director
Thomas J. Jamieson	70	Director
J. Frank Keller	69	Director
Michael S. Reddin	53	Director

Mr. Heinemann was named the President and Chief Executive Officer (hereinafter referred to as CEO) on June 16, 2004 and was previously named the interim President and interim Chief Executive Officer on April 26, 2004 and the Chairman of the Board from April 1, 2004 until June 16, 2004. From December 5, 2003 to March 31, 2004, Mr. Heinemann was the director designated to serve as the presiding director at executive sessions of our Board in the absences of the Chairman and to act as liaison between the independent directors and the Chief Executive Officer. From 2000 until 2002, Mr. Heinemann served as the Senior Vice President and Chief Technology Officer of Halliburton Company and as the Chairman of the Halliburton Technology Advisory Committee. He was previously with Mobil Oil Corporation (Mobil) where he served in a variety of positions for Mobil and its various affiliate companies in the energy and technical fields from 1981 to 1999, most recently as the Vice President of Mobil Technology Company and the General Manager of the Mobil Exploration and Producing Technical Center. Mr. Heinemann has led the Company for more than eight years. Since his appointment as CEO, our annual revenue has grown from $295 million in fiscal 2004 to over $979 million in fiscal 2012.

As CEO, Mr. Heinemann brings to the Board of Directors his thorough knowledge of the oil and gas exploration and production industry, our business, strategy, people, operations, competition and financial position. He provides recognized executive leadership and vision. In addition, he brings with him a national network of investor, shareholder and industry relationships.

Mr. Young was named Chairman of the Board of Directors on June 16, 2004. Mr. Young was a member of the Audit Committee until November 2012. Mr. Young has been the Senior Vice President and Chief Financial Officer of Falcon Seaboard Diversified, Inc. (Falcon) and its predecessor companies, Falcon Seaboard Holdings, L.P. and Falcon Seaboard Resources, Inc., since 1992. Falcon is a private energy company involved in natural gas exploration and production, real estate and private investments. In July 2007, Mr. Young retired as Chairman of the Board and as a member of the Board of the Texas Mutual Insurance Company, the largest provider of workers’ compensation insurance in the State of Texas. Prior to his employment with Falcon, Mr. Young had 13 years of banking experience, the last 10 working for a major California bank as the Vice President/Area Manager for the corporate banking group. In 2009, Mr. Young joined the Board of Cobalt International Energy, Inc. when it became a public company.

Mr. Young brings to the Board of Directors significant leadership experience, including service as a senior executive and chief financial officer of a diversified energy company and as an executive of a financial institution. These roles have required expertise in the oil and gas and banking industries. Mr. Young has over 20 years of experience in the exploration and production industry, including extensive skills in strategic planning and accounting, which are important to our financial management as well as our financial reporting and financial risk management functions. Mr. Young also has experience as a public oil and gas company outside director and as an insurance company outside director, which enhances his strong corporate governance background and his understanding of shareholder issues.

Mr. Busch is the Chairman of the Compensation Committee. Prior to November 2009, Mr. Busch also served on the Corporate Governance and Nominating Committee and prior to August 29, 2005, Mr. Busch also served on the Audit Committee. Mr. Busch is currently Executive Vice President and Chief Operating Officer for Aon Risk Services West, Inc., Central California. Prior to his position with Aon Risk Services West, Inc., Central California, Mr. Busch was President of Central Coast Financial from 1986 to 1993. Mr. Busch is a cousin to William E. Bush, Jr.

Mr. Busch has over 25 years of experience in senior leadership positions with financial institutions and insurance companies, including strategic planning, economic evaluation and human resources management skills, which are important to the oversight of our financial and compensation management functions. With this experience, Mr. Busch contributes financial management and strategy expertise to the Board. His understanding of and experience in the insurance industry give him a deep understanding of our risk management functions. In addition, Mr. Busch has knowledge of our Company acquired through nearly 16 years of service on the Board of Directors. In addition, Mr. Busch is also a member of the Berry family, which continues to be significant shareholders of the Company.

Mr. Bush is the Chairman of the Corporate Governance and Nominating Committee. Mr. Bush is a marketing consultant and private investor. Mr. Bush was formerly the Plant Manager of California Planting Cotton Seed Distributors from 1987 to 2000 and served for over 27 years in various management positions with other companies. Mr. Bush was a director of Eagle Creek Mining & Drilling, Inc. (Eagle Creek) from 2003 to July 2010 and was previously a director of Eagle Creek from 1985 to 1998. Mr. Bush is a cousin to Ralph B. Busch, III.

Mr. Bush brings to the Board of Directors significant leadership and management experience, which is complemented by his knowledge of our Company acquired through more than 25 years of service on the Board and employment with one of our predecessors. Mr. Bush is also a member of the Berry family, which continues to be significant shareholders of the Company.

Mr. Cropper is a member of the Audit Committee and is also a member of the Corporate Governance and Nominating Committee. Mr. Cropper served as Chairman of the Audit Committee from June 2004 to May 2006. Mr. Cropper is a consultant and private investor. Mr. Cropper retired in 1998 after 25 years with The Williams Companies, most recently serving as the President and Chief Executive Officer of Williams Energy Services, which was involved in various energy related businesses. Mr. Cropper was a director of three other public entities, Sunoco Logistics Partners L.P., Rental Car Finance Corp. and NRG Energy, Inc. Mr. Cropper was elected to the board of NGL Energy Partners LP in June 2011, for which he serves as the chairman of the compensation committee and also is a member of the audit committee.

Mr. Cropper has extensive leadership experience as chief executive officer of a large energy company. Through this experience, he has developed expertise in many aspects of the oil and gas industry, including oil and natural gas production, transportation and marketing as well as financial management. He brings specific knowledge of natural gas transportation infrastructure and experience running large natural gas marketing and trading operations. Mr. Cropper also brings a background in organizational leadership and management, and experience serving as an outside director of several public companies. Mr. Cropper has been determined to be an audit committee financial expert.

Mr. Gaul is the Chairman of the Audit Committee. Previously, Mr. Gaul was a member and served as Chairman of the Corporate Governance and Nominating Committee. Mr. Gaul is a private investor. Mr. Gaul was the Chief Financial Officer for Gentek Building Products from 1995 to 1997 and served for over 25 years in senior treasury or finance positions with various other companies.

Mr. Gaul’s extensive experience with the financial operations of a variety of companies allows him to bring to the Board strong financial management, accounting oversight and auditing skills and experiences which are important to the oversight of our financial reporting and financial and operational risk management functions. Mr. Gaul has considerable knowledge of our business and strategies, having served on the Board for over 12 years. Mr. Gaul has been determined to be an audit committee financial expert.

Mr. Hadden joined our Board of Directors on February 10, 2011. He is a member of the Corporate Governance and Nominating Committee and was appointed to the Audit Committee in November 2012. Mr. Hadden has over 30 years of experience in the oil and gas industry, having served in various management roles for Texaco and Chevron-Texaco. More recently, Mr. Hadden was Executive

Vice President of Worldwide Exploration and Production for Devon Energy Corporation.

Mr. Hadden brings to the Board several decades of experience in the oil and gas industry, with particular expertise in the exploration and production side of the industry, especially in geographic areas in which the Company operates, which provides him with accumulated expertise in operational management, strategy and finance issues that are valuable to the Board. His experience as a senior executive enables him to contribute significant independent insights into our business and operations, and the economic environment and long-term strategic issues we face.

Mr. Jamieson is a member of the Compensation Committee and served as its Chairman until August 2009. Mr. Jamieson is also a member of the Audit Committee. Mr. Jamieson has been the Chief Executive Officer, President, owner and founder of Jaco Oil Company since 1970. Jaco Oil Company, based in Bakersfield, California, is one of the largest independent gasoline marketers in the western United States. Mr. Jamieson is also the owner of several private businesses involved in the petroleum, real estate and water utility industries.

Mr. Jamieson brings years of accumulated experience in the petroleum, gasoline marketing and related businesses to the Board.  He has years of leadership experience as the chief executive officer of an oil company, and he brings specific knowledge of oil transportation infrastructure including pipelines, processing facilities, refineries and storage facilities, and experience running oil marketing and trading operations. Mr. Jamieson has been determined to be an audit committee financial expert.

Mr. Keller is a member of the Corporate Governance and Nominating Committee and is also a member of the Compensation Committee. Mr. Keller is a private investor. In February 2006, Mr. Keller retired from Bill Barrett Corporation, a public company where he had served as a member of the board of directors and had most recently served as the Vice Chairman of the Board and Chief Operating Officer. Mr. Keller was previously a co-founder of Barrett Resources Corporation in 1981 and served as Barrett Resources’ Executive Vice President from 1983 until Barrett Resources was acquired in 2001.

Mr. Keller has extensive experience in senior leadership positions in oil and gas companies, including companies operating in the Rocky Mountain region. He brings to the Board many years of experience in various aspects of oil and gas exploration and production and provides the Board with significant strategic planning, operations management, financial management, public company corporate governance and public policy insights from his experience with the various Barrett companies.

Mr. Reddin was appointed to our Board of Directors on February 10, 2011. Mr. Reddin is a member of the Compensation Committee. Mr. Reddin is currently president, chief executive officer and a director of Davis Petroleum Corporation. Prior to that, he was president and chief executive officer of Kerogen Resources, Inc. Mr. Reddin has been employed in the oil and gas industry since the early 1980s and has held leadership positions with BP America, Inc., Vastar Resources, Inc. and ARCO Oil & Gas Company.

Mr. Reddin has extensive experience in the oil and gas industry, including familiarity with areas in which the Company operates and the skills developed in his senior leadership positions.

CORPORATE GOVERNANCE

Corporate Governance Guidelines.

We are committed to having sound corporate governance principles and to maintaining clear policies and practices that promote good corporate governance. Having such principles, policies and practices is essential to running our business efficiently and to maintaining our integrity in the marketplace. Many of these principles, policies and practices are designed to ensure compliance with the listing requirements of the New York Stock Exchange and applicable governance requirements, and include the following:

•                  Our Board of Directors has adopted clear corporate governance policies;

•                  All but one director is independent of the Company and its management;

•                  The independent directors meet regularly without the presence of management;

•                  All of the directors sitting on each committee of our Board of Directors are independent;

•                  The charters of the committees of our Board of Directors clearly establish the committees’ respective roles and responsibilities;

•                  We have a code of business conduct and ethics which is applicable to all directors, officers and employees of the Company;

•                  We have a code of ethics for senior financial officers, which is applicable to our chief executive officer, chief financial officer, vice president of finance and controller;

•                  We have an internal audit control function that maintains critical oversight over key areas of our business and financial processes and controls, and reports directly to the Audit Committee of our Board of Directors;

•                  We have a hotline available to all employees for purposes of reporting ethical violations, and the Audit Committee of our Board of Directors has procedures in place for confidential, anonymous submission of concerns regarding questionable accounting or auditing matters;

•                  We have adopted an incentive compensation repayment (clawback) policy that applies to our executive officers; and

•                  We have stock ownership guidelines for our non-employee directors and executive officers.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Procedure for Confidential, Anonymous Submission of Concerns regarding Questionable Accounting or Auditing Matters, committee charters and other documents of interest are available on our website at http://www.bry.com. The contents of our website are not incorporated into this document.

Director Independence

Our Director Independence Standards are available on our website at http://www.bry.com.

After careful review, upon the recommendation of the Corporate Governance and Nominating Committee, our Board has determined that each of the current directors (Mr. Ralph B. Busch, III, Mr. William E. Bush, Jr., Mr. Stephen L. Cropper, Mr. J. Herbert Gaul, Jr., Mr. Stephen J. Hadden, Mr. Thomas J. Jamieson, Mr. J. Frank Keller, Mr. Michael S. Reddin and Mr. Martin H. Young, Jr.), other than Mr. Heinemann, has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) and is independent within the meaning of our Director Independence Standards and the criteria established by the New York Stock Exchange and rules and regulations of the SEC. All Board committees are comprised entirely of independent directors.

In considering the independence of Messrs. Busch and Bush, the Corporate Governance and Nominating Committee and our Board considered the stock ownership of Messrs. Busch and Bush in Eagle Creek Mining & Drilling, Inc. (the parent company to S&D Supply Company), as described in “Certain Relationships and Related Transactions” in this Amendment, and that our transactions with S&D Supply Company are completed on a purchasing basis consistent with that used with all other vendors, are at prices competitive in the industry and represent a benefit to us in the availability of the equipment utilized by us. The Board also considered the fact that these purchases represent less than 1% of our total purchases of such similar equipment and services, that this relationship between S&D Supply Company and us predates our formation in 1985, and that the ownership of Messrs. Busch and Bush in Eagle Creek is a minority of the equity in that company.

In considering the independence of Mr. Bush, the Corporate Governance and Nominating Committee and our Board considered that he directly or through trusts or affiliates has purchased a position in our senior subordinated and senior notes in the secondary markets. Our Board encourages our directors to not only own stock in the Company, but also, if they should see fit, to own other of our non-equity securities. The Board would not consider any such ownership as impairing a director’s independence.

In addition, upon the recommendation of the Corporate Governance and Nominating Committee, the Board of Directors has determined that three of the four members of the Audit Committee meet the additional qualifications to be designated an audit committee financial expert as defined by the regulations promulgated by the SEC.

Board Leadership Structure

The Board has determined that the functions performed by the Chairman of the Board and the Chief Executive Officer should be performed by separate individuals. This determination is reflected in our Corporate Governance Guidelines. We have had a separate, non-executive chairman of the board since 2004, and the Board believes that this structure has served us well.

Board’s Role in Risk Oversight

We believe that risk is inherent in our business and the pursuit of growth opportunities. The Board charges our management with the responsibility to identify and manage risks and bring material risks in our business to the Board of Directors’ attention. Additionally, risk assessment is one of the many factors that the Board of Directors, acting directly and through its committees, considers in all of the decisions it makes. Management does the same. Whether it is considering an acquisition or disposition, approving the capital budget, or approving compensation elements, potential risks are considered by our Board typically on a subjective and, if appropriate, on an arithmetic basis. The Audit Committee is assigned primary responsibility for oversight of risk assessment with financial implications. Our Compensation Committee has the primary responsibility to consider material risk factors in making recommendations and other decisions on overall Company compensation and specifically on executive compensation. The Corporate Governance and Nominating Committee monitors our governance and succession risks. As the final authority over of our capital budget, major acquisitions and dispositions, material contracts, compensation and other similar decisions, the Board of Directors retains the ultimate authority over assessing risks and their impacts on our business. With the oversight of our Board of Directors, we have implemented practices and programs designed to help manage risks to which we are exposed in our business and to align risk-taking appropriately with our efforts to increase shareholder value.

Each committee reports regularly to the full Board of Directors on its activities. In addition, the Board of Directors participates in regular discussions with our senior management on many important subjects, including strategy, operations, finance, and legal and public policy matters, in which risk oversight is a critical element. The Board of Directors believes the facts that nine of the ten directors are independent and that the Chairman of the Board is independent facilitate the Board’s oversight of risk management because the Board, with leadership from its independent Chairman and working through committees including the independent Audit Committee, is able to participate actively in oversight of management’s actions.

Stock Ownership Guidelines for Directors

Our Corporate Governance Guidelines require that, within five years of commencement of service, each director must own an amount of qualified securities (as defined in the Corporate Governance Guidelines and described below) having a value at least equal to five times the annual retainer we paid to such director. Qualified securities include, among other things, unvested stock units, vested in-the-money stock options, shares of Common Stock owned by a director’s spouse or children and units held in the Non-Employee Directors’ Deferred Compensation Plan. All of our current directors satisfy this policy.

COMMUNICATIONS WITH OUR BOARD

We welcome questions and comments about our Company. Shareholders and other interested parties may communicate with our Board, the independent directors or any specified individual director or directors by writing to:

Board of Directors

Berry Petroleum Company

1999 Broadway, Suite 3700

Denver, CO 80202

Communications that are intended specifically for the independent directors, the presiding director or any individual director or directors should be sent to the address above to the attention of the Chairman of the Board. Personnel designated by us will review and create a log of all such correspondence that, in our opinion, relates to the functions of our Board or the committees thereof. The Chairman of the Board periodically reviews the log of all such correspondence we receive and determines which items to bring to the attention of the full Board or to any particular Committee or member of our Board.

MEETINGS AND COMMITTEES OF OUR BOARD

Our Board

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all shareholder, Board and applicable Committee meetings. It is our policy that each member of our Board attend our Annual Meeting. All of our directors then serving were present at the Annual Meeting held on May 16, 2012. In 2012, our Board of Directors held fourteen meetings, the Audit Committee held nine meetings, the Compensation Committee held six meetings and the Corporate Governance and Nominating Committee held five meetings. The Chairman of the Board is responsible for providing leadership to the Board, facilitating communications among the directors, setting the Board meeting agenda in consultation with the CEO, presiding at Board meetings, and serving as a liaison between our management and directors on a regular basis. Martin H. Young, Jr., the Chairman of the Board, has also been chosen to be the presiding director to preside over each executive session of the independent directors. In the event the Chairman of the Board is unavailable, the remaining independent directors will select the independent director to preside over the executive session of the independent directors. In 2004, our Board determined that it was best for our Company and our shareholders to have a Chairman of the Board separate from the CEO in order to facilitate communication between the independent directors and our CEO and other senior management, and to relieve our CEO of many of the corporate governance responsibilities relevant to the Board of Directors. We continue to believe this Board structure is in the best interests of the Company and the shareholders.

The Board has nine independent members and only one non-independent member, the CEO. A number of our independent Board members are currently serving or have served as members of senior management of other companies in the oil and gas industry and are currently serving or have served as directors of other public companies. As discussed elsewhere, each of the Board’s committees is comprised solely of independent directors, and each has a different independent director serving as chairperson of the committee. The specific experiences, qualifications, attributes and skills of each independent director, which enable him to effectively serve on the Board and on his specific committee or committees, are briefly described above. The number of independent and experienced directors that make up our Board, the specific experiences and skills that they bring to their respective Board committees and the overall leadership of the Board by the Chairman of the Board benefits our Company and our shareholders.

Committees of our Board

Our Board has three standing Committees to facilitate and to assist our Board in the execution of its responsibilities. The Committees are currently the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. In accordance with New York Stock Exchange listing standards, all the Committees are comprised solely of non-employee, independent directors. Charters for each Committee are available on our website at http://www.bry.com by first clicking on “Governance” and then “Governance Home.” The table below shows current membership for each of the standing Board Committees:

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Stephen L. Cropper	Ralph B. Busch III *	William E. Bush, Jr. *
J. Herbert Gaul, Jr. *	Thomas J. Jamieson	Stephen L. Cropper
Thomas J. Jamieson	J. Frank Keller	Stephen J. Hadden
Stephen J. Hadden	Michael S. Reddin	J. Frank Keller

* Committee Chairman

Audit Committee

The Audit Committee has four members and met nine times in 2012. The Committee is composed solely of non-employee directors, all of whom our Board has determined are independent pursuant to New York Stock Exchange rules. Our Board has also determined that each of Messrs. Cropper, Gaul and Jamieson is an audit committee financial expert as defined in Item 407(d) of Regulation S-K and that each member of the Audit Committee is an independent director within the meaning of our director Independence Standards, the criteria established by the New York Stock Exchange and the rules and regulations of the SEC. Mr. Gaul currently serves as the Chairman of the Audit Committee.

The Audit Committee reviews our auditing performance and practices, risk management, financial and credit risks, accounting policies and practices, internal control, internal audit policies and practices, tax matters, financial reporting and financial disclosure policies and practices and hedging policies and practices, and reports its findings to the Board of Directors. The Audit Committee is responsible for: (1) reviewing the qualifications, independence and performance of, and selecting our independent registered public accounting firm; (2) reviewing the scope of the annual audit; (3) pre-approving the nature of non-audit services; (4) approving the fees to be paid to the independent registered public accounting firm; (5) approving outside firms hired for their expertise to conduct special projects and internal audits and reviewing their reports; (6) reviewing our accounting practices; and (7) performing any other tasks as described in the Audit Committee’s Charter. The Charter of the Audit Committee, which was last revised on November 16, 2011, is reviewed at least annually by Corporate Governance and Nominating Committee and the Board and is available on our website at http://www.bry.com.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee (CGN Committee) of our Board of Directors consists of four members (Messrs. Bush, Cropper, Hadden and Keller) and met five times in 2012. The CGN Committee is composed solely of independent directors, all of whom our Board has determined are independent within the meaning of our Director Independence Standards, the criteria established by the New York Stock Exchange and the rules and regulations of the SEC. Mr. Bush serves as Chairman of the CGN Committee. The CGN Committee is responsible for: (1) the development of governance guidelines and practices for the effective operation of our Board in fulfilling its responsibilities, as well as the development of corporate governance policies for our Company; (2) the review and assessment of the performance of our Board, the Board Committees and individual directors to ensure they are functioning effectively and have the necessary skills, backgrounds and experiences to meet our evolving needs; (3) the nomination and evaluation of prospective directors for our Board of Directors and Board Committee memberships; (4) in conjunction with the Chairman of the Board, the Compensation Committee and the entire Board of Directors, ensuring that executive succession planning is periodically considered; (5) monitoring director compliance with our Stock Ownership Guidelines for Directors; and (6) performing any other tasks as described in the CGN Committee Charter. The CGN Committee regularly monitors developments in the areas of corporate governance. The Charter of the CGN Committee, which was last revised on February, 26, 2013, is reviewed at least annually by the CGN Committee and the Board and is available on our website at http://www.bry.com.

Compensation Committee

The Compensation Committee of our Board of Directors consists of four members (Messrs. Busch, Jamieson, Keller and Reddin) and met six times in 2012. The Committee is composed solely of non-employee directors, all of whom our Board has determined are independent pursuant to New York Stock Exchange rules. Mr. Busch serves as Chairman of the Compensation Committee. Generally, the Compensation Committee’s responsibility is to review the performance and development of our Company’s management in achieving corporate goals and objectives, to establish our compensation policies and to assure that our executive officers are compensated effectively in a manner consistent with our business strategies, competitive practices, sound corporate governance principles and shareholder interests. To discharge this responsibility, the Committee oversees, reviews and administers the Company’s compensation, equity and employee benefit plans and programs. More specifically, the Compensation Committee is responsible for: (1) recommending to our Board of Directors total compensation for executive officers, including but not limited to, salaries, bonuses and all equity-based compensation; (2) evaluating, in conjunction with all the independent directors, the performance of the CEO; (3) reviewing and overseeing the administration of our employee compensation and benefit programs; (4) recommending director compensation; (5) reviewing and approving awards under our Incentive Compensation Plan; (6) monitoring officer compliance with our Stock Ownership Guidelines for officers; and (7) performing any other tasks as described in the Compensation Committee’s Charter. In addition, the Compensation Committee is charged with the responsibility, subject to certain authority reserved to our Board, of administering our 2010 Equity Incentive Plan, our 2005 Equity Incentive Plan and our 1994 Stock Option Plan. The Charter of the Compensation Committee, which was last revised on February 26, 2013, is reviewed at least annually by the CGN Committee and the Board and is available on our website at http://www.bry.com.

DIRECTOR COMPENSATION

Non-employee directors, excluding the Chairman of the Board, are paid a quarterly retainer fee of $12,500. The Chairman of the Board receives an annual fee of $150,000, payable quarterly. All non-employee directors are paid $1,200 for each Board meeting attended and $1,200 for each Committee meeting attended. Mr. Heinemann, as CEO, receives no further compensation as a director.

The Chairman of the Audit Committee receives an additional retainer of $5,000 per quarter, the Chairman of the Compensation Committee receives an additional retainer of $3,750 per quarter and the Chairman of the Corporate Governance and Nominating Committee receives an additional retainer of $2,500 per quarter.

Each non-employee director can elect to have his quarterly and meeting fees or other cash compensation paid in cash or defer payment until his resignation from our Board of Directors in an interest bearing account or to a stock unit account which mirrors our Class A Common Stock under deferral provisions of the Non-Employee Director Deferred Stock and Compensation Plan.

We reimburse all directors for their reasonable expenses in connection with their activities as directors. The cost of any and all perquisites paid to or on behalf of each non-employee director was less than $10,000 for 2012.

The 2005 Equity Incentive Plan, which was approved by the shareholders in May 2005, allows for equity grants to directors as recommended by the Compensation Committee and approved by our Board of Directors. Under the 2005 Equity Incentive Plan 2,231 restricted stock units (RSUs) were granted to each of our non-employee directors in 2012. The grant date fair value of the RSUs was approximately $120,000 based on the average of the high and low stock price of our Common Stock on the March 2, 2012 grant date pursuant to the terms of the 2005 Equity Incentive Plan. All such grants vested immediately in recognition of the past services of the directors and consistent with our past practice. Our policy is generally that equity grants to non-employee directors are awarded in arrears, such that a director must have completed one year of service to be eligible for the succeeding year’s equity grant which is fully vested at the time of grant.

On March 4, 2013, the Board of Directors, on the recommendation of the Compensation Committee, granted 2,629 RSUs to each of our non-employee directors. The grant date fair value of the RSUs was approximately $120,000 based on the average of the high and low stock price of our Common Stock on the grant date of March 4, 2013. All such grants vested immediately in recognition of the non-employee directors’ past services and consistent with our past practice.

All of the RSUs granted to the directors on March 2, 2012 and March 4, 2013 may be deferred, at the election of the director, until the earlier of a specified date in the future or the date the director leaves our Board. Subject to the director’s deferral election, the director may receive the underlying shares in five equal installments or in a lump sum. All undistributed shares are immediately issued in the event of a change in control.

The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended December 31, 2012.

Name (1)	Fees Earned or Paid in Cash or Deferred ($) (2)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($) (4)	Total ($)
Martin H. Young, Jr.	$178,800	$120,000	$—	$30,971	$329,771
Ralph B. Busch, III	90,200	120,000	—	16,593	226,793
William E. Bush, Jr.	84,000	120,000	—	6,111	210,111
Stephen L. Cropper	77,600	120,000	—	3,081	200,681
J. Herbert Gaul, Jr.	98,800	120,000	—	11,352	230,152
Stephen J. Hadden	81,200	120,000	—	1,514	202,714
Thomas J. Jamieson	86,000	120,000	—	23,327	229,327
J. Frank Keller	81,200	120,000	—	9,083	210,283
Michael S. Reddin	75,200	120,000	—	2,367	197,567

(1)         Robert F. Heinemann, our CEO, is not included in this table as he is our employee and thus receives no compensation for serving as a director.

(2)         Represents the fees earned by each of the directors under our Board of Director fee arrangements disclosed above. Each director is able to defer his fees in full or in part into the Non-Employee Director Deferred Stock and Compensation Plan as also disclosed above (the “Director Deferral Plan”). In 2012, Martin H. Young, Thomas J. Jamieson and Michael S. Reddin deferred 100% of their fees and Ralph B. Busch, III deferred a portion of his fees pursuant to the Director Deferral Plan.

(3)         The directors received an equity award of 2,231 RSUs granted to each non-employee director on March 2, 2012. These RSU grants from the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) had an aggregate grant date fair value of $120,000 for each director.  All such grants were for past service and as such were immediately vested.  Not included in this table are the 2,629 RSUs granted to each non-employee director on March 4, 2013. These RSU grants from the 2005 Plan had an aggregate grant date fair value of approximately $120,000 for each director. The grants were for past service and as such were immediately vested.

(4)         Reflects the dollar value of dividend equivalents earned by the directors in 2012 and deferred pursuant to the director Deferral Plan and the dividend equivalents paid to the directors on the RSUs outstanding. At December 31, 2012, each director had the following aggregate number of deferred stock units accumulated in their deferral accounts for all of their years of service for which they deferred compensation pursuant to the Director Deferral Plan, including additional share units credited as a result of the reinvestment of dividend equivalents: Mr. Young, 93,102 units; Mr. Busch, 47,154 units; Mr. Bush, 12,127 units; Mr. Cropper, 3,653 units; Mr. Gaul, 34,336 units; Mr. Hadden, 38 units; Mr. Jamieson, 68,117 units; Mr. Keller, 23,834 units and Mr. Reddin, 3,477 units. These share units are not included in the Security Ownership Table below because the share units are not issued nor do they have any voting power until such time as the director retires or resigns from our Board.  Mr. Heinemann has 3,223 deferred stock units under the Director Deferral Plan that were awarded during the time he served as a director prior to his employment with the Company.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The compensation discussion and analysis set forth below provides an overview of our compensation program, including the objectives and rationale for each element of compensation, for our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and our two other most highly compensated executive officers (NEOs). This section also describes the actions and decisions of the Compensation Committee of our Board of Directors (Committee), and of our Board of Directors, as they relate to our executive compensation decisions.

Executive Summary

Compensation Philosophy and Programs

The following highlights our executive pay-for-performance compensation philosophy and key compensation programs and provides a brief overview of the factors we believe are most relevant to shareholders as they consider the non-binding advisory vote on executive compensation.

•                  Our NEOs are compensated in a manner consistent with our short- and long-term performance, business strategy, competitive practices, sound compensation governance principles and shareholder interests and concerns.

•                  Pay-for-performance continues to be the core of our executive compensation philosophy, with variable compensation from year-to-year based on company-wide and individual performance.

•                  We design our executive compensation program to encourage long-term shareholder value creation through consistent leadership, decision-making and actions without taking unnecessary or inappropriate risks.

•                  The objectives of our executive compensation program are to attract and retain the caliber of talent necessary to lead the Company in a highly competitive industry during a period of significant growth, drive the achievement of short- and long-term objectives, link pay and performance, align management’s interests with our shareholders’ interests, and to be competitive in the markets in which the Company competes for talent.

•                  We generally target NEO total compensation by reference to the median of compensation paid by members of our peer group to equivalent executive officers.

•                  The compensation program for our NEOs consists of a balanced mix of three primary components: base salary, a short-term incentive cash compensation program and an equity-based long-term incentive program consisting of time-vested restricted stock unit awards (RSUs), time-vested stock option awards (NQSOs), and performance-based share awards (PSAP Awards).

•                  In order to motivate our NEOs to consider the impact of their decisions over both the short- and long-term, the incentives tied to short-term annual performance are balanced with those tied to our long-term performance.

•                  The base salary awards provide a certain level of income to our NEOs which does not vary with our performance.

•                  Consistent with our pay-for-performance philosophy, the majority of the compensation for our NEOs is comprised of “at risk” compensation (i.e., short-term and long-term incentive compensation).

•                  Our short-term incentive program bonuses are directly aligned with our annual performance (e.g., discretionary cash flow, total company production, finding and development costs, operating margin, and environmental, health and safety goals), consistent with our pay-for-performance philosophy.

•                  Our long-term incentive program is intended to motivate management to achieve strategic long-term business objectives, align management’s interests with those of our shareholders and aid in the recruitment and retention of key executives; a major portion of the NEOs’ total compensation is in long-term equity awards, the value of which rises only when the shareholders experience an increase in the market price of our Common Stock.

•                  Our compensation philosophy and related governance features are complemented by specific elements designed to align the NEOs’ compensation with long-term shareholder interests, including:

•                  stock ownership guidelines for our NEOs, other officers and non-employee directors;

•                  an incentive compensation recoupment, or “clawback,” policy that applies to the NEOs and certain other officers;

•                  prohibitions on NEOs and other officers, employees and non-employee directors from engaging in any speculative transactions involving our securities, including engaging in short sales, engaging in transactions involving put options, call options or other derivative securities, or engaging in any other form of hedging transactions, such as collars or forward sale contracts; and

•                  prohibitions on NEOs and other officers and non-employee directors from holding our securities in margin accounts or pledging such securities as collateral for loans.

•                  We have an informed and accessible Committee that is comprised solely of independent directors and that has established means of communicating with shareholders regarding their executive compensation ideas and concerns, including the opportunity for shareholders to cast a non-binding advisory vote on executive compensation at our Annual Meeting of Shareholders. A non-binding advisory vote on executive compensation was presented to our shareholders at the 2012 annual meeting of stockholders and received an approval by approximately 95.2% of the shares voted (including abstentions).

•                  The NEOs for 2012 include:

•                  Robert F. Heinemann, President and Chief Executive Officer (CEO), who has nine years of service with the Company and has been CEO since 2004;

•                  Michael Duginski, Executive Vice President (EVP) and Chief Operating Officer (COO), who has eleven years of service with the Company and has been EVP and COO since 2007;

•                  David D. Wolf, EVP and Chief Financial Officer (CFO), who has four years of service with the Company and has been EVP and CFO since 2008;

•                  G. Timothy Crawford, Senior Vice President of California Production (SVP), who has thirteen years of service with the Company and has been SVP since 2009; and

•                  Davis O. O’Connor, Vice President, General Counsel and Secretary, who joined the Company in 2010.

2012 Performance

Despite the economic environment, we improved many aspects of our operating performance during 2012. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Original Filing, our 2012 financial results were strong relative to our fiscal 2011 results. The following table highlights the year-over-year comparison of some of the key financial metrics that we use in evaluating the Company’s performance for the purpose of making compensation decisions.

Performance Measure	2012	2011	% Change
Revenues	$979 Million	$921 Million	6%
Net earnings (loss)	$172 million	$(228) million	N/A
Adjusted net earnings	$168 Million	$149 Million	13%
Discretionary cash flow	$502 Million	$462 Million	9%
Operating margin per BOE	$48.79	$44.88	9%
Average daily production	36,402 BOE/D	35,687 BOE/D	2%
Proved reserves	275 MMBOE	275 MMBOE	—%

Adjusted net earnings, discretionary cash flow and operating margin per BOE are non-GAAP measures, and should not be considered substitutes for their most directly comparable GAAP measures. In addition, it should be noted that companies calculate non-GAAP measures differently and, therefore, the non-GAAP measures presented in this document may not be comparable to non-GAAP measures reported by other companies. These non-GAAP measures have material limitations as performance measures because they exclude certain items that are necessary elements of our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Measures” in Part II, Item 7 of the Original Filing. Adjusted net earnings consists of net (loss) earnings from continuing operations before non-cash derivatives gains (losses), oil and natural gas property impairments and charges related to the extinguishment of debt and bad debt recovery. We believe that adjusted net earnings is useful for evaluating our operational performance from oil and natural gas properties. The following table reconciles adjusted net earnings to net earnings:

	Year Ended December 31,
(in thousands)	2012	2011
Adjusted net earnings	$167,703	$149,086
After tax adjustments:
Non-cash derivative gain (loss)	$22,873	$17,919
Legal matters	$(1,809)
Dry hole expense	$(9,321)
Impairment - oil & natural gas properties	—	$(385,285)
Extinguishment of debt and other	$(25,485)	$(9,783)
Research and development credit	$7,155
Gain on sale of assets	$1,144
Cash settlements from early termination of natural gas derivatives	$9,279
Net (loss) earnings from continuing operations	$171,539	$(228,063)

Comparison of CEO Pay with Median and Mean CEO Pay at Peer Group Companies

As reflected in the chart below, the total direct compensation of our CEO during 2012 is less than the median and mean CEO pay at our peer group companies as determined based on publicly disclosed 2011 compensation.

Total Direct NEO Compensation Analysis

The graph below compares the total direct compensation amount for each NEO during 2012 relative to the 50th and 75th percentiles of total direct compensation amounts paid for equivalent positions within our peer group companies as determined based on publicly disclosed 2011 compensation.

Compensation Committee’s Role in Determining Executive Compensation

Our executive compensation is determined by the Board of Directors and the Committee. The Committee is comprised of four directors who are appointed by the Board and are independent within the meaning of our Director Independence Standards and the criteria established by the New York Stock Exchange. The Committee has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy subject to the ultimate approval of our Board of Directors. The Committee ensures that the total compensation paid to the NEOs is fair, reasonable, competitive and aligned with our shareholders’ interests.

Base salary, annual incentive cash bonuses and equity-based long-term incentive awards are the primary focus of our compensation program and we believe attention to all three is particularly important, along with other customary benefits, to motivate and retain our existing personnel and to attract and hire new employees. Each key component of compensation is reviewed for external competitiveness when appropriate comparisons are available, based on industry peers and published survey data, as well as for internal equity.

The Committee also takes into account external market conditions, such as competition for executives for a particular position, and position-specific factors when approving the total compensation for each NEO. The position-specific factors influencing the compensation levels include largely qualitative factors such as experience, tenure, job performance, contributions to our financial results, scope of responsibilities and complexity of the position.

After consulting with the CEO, our Vice President of Human Resources and any advisors, such as Deloitte Consulting LLP (Deloitte Consulting), that the Committee deems necessary, the Committee recommends to our Board the compensation it deems appropriate for each of the NEOs. All compensation for our NEOs, other than the CEO’s, is subject to Board approval.  Our CEO’s compensation is also subject to the approval of the non-employee directors.

Role of Compensation Consultants

In carrying out its responsibilities, the Committee has the sole authority to retain and terminate any independent third-party compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. During 2012, the Committee retained the services of Deloitte Consulting, which reported directly to the Committee. We did not engage Deloitte Consulting for any additional services in 2012 beyond its support of the Committee, as directed by the Committee. Pursuant to this engagement, Deloitte Consulting:

•                  Provided information, insights and advice regarding compensation program philosophy, objectives, strategy and structure;

•                  Provided advice with respect to proxy advisory firm recommendations;

•                  Provided analyses of competitive compensation practices for executive officers and non-employee directors;

•                  Provided advice and information on equity retention issues;

•                  Reviewed and commented on recommendations regarding NEO compensation; and

•                  Advised the Committee on specific issues as they arose.

Representatives of Deloitte Consulting attended certain Committee meetings during 2012 and interacted with the Committee Chair and members of our Human Resources staff prior to and following Committee meetings. We paid $106,544 in fees to Deloitte Consulting during 2012, all for work that was directly in support of the Committee. Such amount is less than 1% of the total annual revenues of Deloitte Consulting. The engagement of Deloitte Consulting did not raise any conflicts of interest. No officer, director, partner or employee of Deloitte Consulting has any known personal relationship with any officer, director, shareholder or employee of our Company that would present any potential conflict to their independence.

Role of Management in Determining Executive Compensation

Under the oversight of our CEO and Vice President of Human Resources, management provides recommendations to the Committee on matters of compensation philosophy and plan design, and provides data relating to matters under consideration by the Committee.  Our CEO consults with the Committee and provides recommendations to the Committee on compensation awards for the NEOs and other officers based on Company performance, individual performance and future potential, competitive market data and internal fairness among officers. Our Human Resources department supports management and the Committee by providing information on historic compensation levels and employee evaluations, obtaining and analyzing third-party survey data and interfacing with Deloitte Consulting. While members of the management team attend Committee meetings, they are not present during executive sessions or during deliberations or determinations of their respective compensation. The Committee and the Board of Directors make all final decisions with respect to the compensation of our NEOs and other officers.

Executive Compensation Philosophy

Our compensation philosophy is designed to support the overall objective of maximizing the return to our shareholders while maintaining a qualified workforce by:

(1) attracting, developing, rewarding, retaining and motivating highly qualified and productive individuals;

(2) directly aligning compensation with both company-wide and individual performance;

(3) ensuring compensation levels that are externally competitive and internally equitable; and

(4) encouraging executive stock ownership to enhance a mutuality of interest with our shareholders.

It is the Committee’s policy to provide incentives that promote both our short- and long-term financial objectives that are appropriate to the preservation and growth of our income-producing oil and natural gas assets. Our compensation system is designed to provide the appropriate balance between fixed and variable compensation, cash and equity compensation, and short- and long-term incentives. The combination of these compensation elements is intended to provide a total compensation package which is closely linked to our overall financial and operating performance. The base salary amounts we pay our executive officers are intended to provide sufficient competitive pay to attract and retain experienced and successful executives. The short-term incentive compensation program is designed to reward achievement of annual operating and financial objectives measured by quantitative metrics such as cash flow, company production volumes, finding and development costs, operating margins, operating costs and capital expenditures, as well as qualitative metrics such as environmental, health and safety performance. We believe these metrics represent factors that drive long-term value creation. The long-term incentive compensation is intended to encourage employees, particularly executives, to focus on our long-term goals by rewarding total shareholder return, both on an absolute basis and relative to our peer group (as defined below), and company growth. We seek to align the long-term interests of our shareholders and our executives through paying a substantial portion of total executive compensation in the form of equity-based incentives, the value of which rises when the market price of our Common Stock rises, and through stock ownership guidelines that encourage our executives to retain a significant ownership stake in our Company.

As part of its annual evaluation of our compensation programs and in connection with approving any changes to the programs and awards under the programs, in order to ensure cost-effectiveness and financial efficiency, the Committee evaluates numerous factors, including the competitive landscape, financial impact of such compensation including the impact on our financial results, potential shareholder dilution and expected accounting and tax treatment. We also seek to ensure that our compensation program upholds high corporate governance standards and reflects evolving best practices.

Our Board has determined that it is in our best interest to maintain flexibility when establishing executive compensation due to the intense competition for qualified personnel within our industry and the volatility of commodity prices not under our direct control. Consequently, the components of and awards under our compensation program are evaluated annually against competitive conditions, the environment in which we operate and company-wide and individual performance.

With the exception of our CEO, COO and CFO, we do not have employment agreements (other than change in control agreements, discussed below) with any of our employees. As to any given individual, the factors considered in any compensation decision include, but are not limited to, the complexity of that individual’s job, the person’s demonstrated contributions to our values, competitive pressures in the marketplace and his or her relative performance compared to peers within the Company. These factors are not approached on a formulaic basis but are addressed by the Committee subjectively.

Our philosophy is to target overall compensation opportunities at levels competitive with equivalent positions at companies in our peer group and other companies against which we compete for talent. As a general guideline, the Committee believes that the total compensation, including base salary, annual incentive cash bonuses and equity-based long-term incentive awards, for each of the NEOs should be approximately at the median of total compensation for equivalent positions of our peer group, before taking into account Company and individual performance. Based on the Committee’s analysis of the available data, the Committee concluded that the compensation paid to each of our NEOs was appropriate given the Company’s performance, size and complexity, as well as that individual’s performance.

Results from the 2012 Annual Meeting Advisory Vote on Executive Compensation

At our 2012 Annual Meeting of Shareholders, we held a non-binding advisory vote on executive compensation, commonly known as “Say-on-Pay.” Of the votes cast, 95.2% approved our 2012 executive compensation. The Committee was mindful of this support for our philosophy of linking compensation to our operating objectives and enhancement of shareholder value, and, as a result, determined to continue the key components, design, implementation and amounts for our 2012 compensation programs.

Principle Components of our Pay-for-Performance Compensation Program

Compensation Element	Description	Form of Payment	Objectives
Base Salary	Fixed based on level of responsibility, experience, tenure, internal equity and qualifications	Cash	• Aid in attracting and retaining top talent • Recognize skills, competencies, experience and individual contribution • Consistent with competitive practice including peer group benchmarks on base pay
Short-Term Incentive Compensation Program (ICP)	Variable based on the achievement of annual financial and performance objectives and on executive’s contribution to strategic and operational objectives	Cash

• Link pay and performance

• Aligns executives with short-term business objectives

• Drive and incentivize superior annual performance at company, asset team and individual levels

• Consistent with competitive practice

• Engage executives in execution, collaboration and team work

• Emphasize accountability for results

Long-Term Incentive Awards	Variable based on the achievement of longer term financial goals and shareholder value creation

• 50% Time-vested RSUs (maintains retention value through short-term market volatility)

• 25% Time-vested stock options (rewards absolute share price appreciation)

• 25% PSAP Awards (rewards relative stock performance and production growth)

• Link pay and performance

• Aids in attracting and retaining top talent

• Aligns executives with longer term business objectives

• Reward long-term performance

• Align executive and shareholder interests

• Drive shareholder value creation

• Consistent with competitive practice

Other Compensation and Benefits Programs	Satisfy employee health, welfare, and retirement needs	• Matching Contribution to 401(k) Thrift Plan • Executive Life Insurance • Financial Planning • Auto Allowance	• Aid in attracting and retaining top talent • Support overall health and well-being of all employees • Consistent with competitive practice

Factors Considered When Determining Total Compensation of NEOs

Peer Group Benchmarking

In addition to survey benchmarking, in order to ensure that the total compensation paid to our executive officers is competitive with companies against which we compete for executive talent and in order to ensure that we are informed as to compensation best practices, we perform our own internal analysis of the published compensation data of our peer group.

The composition of that peer group was determined by the Committee in consultation with the CEO, the Vice President of Human Resources, and Deloitte Consulting and is as follows:

Peer Group Utilized for 2012 Analysis

Bill Barrett Corp.	Cabot Oil & Gas Corp.
Cimarex Energy Co.	Denbury Resources Inc.
Forest Oil Corp.	Laredo Petroleum Holdings, Inc.
Newfield Exploration Company	Plains Explorations & Production Co.
Rosetta Resources, Inc.	SandRidge Energy, Inc.
Quicksilver Resources Inc.	Stone Energy Corp.
SM Energy Company	Swift Energy Co.
Whiting Petroleum Corp.

For 2012 benchmarking purposes, the Committee has determined to remove Penn Virginia Corp. and Comstock Resources Inc. from the peer group because they no longer fit the market capitalization criterion. Meanwhile, Laredo Petroleum Holdings, Inc., Newfield Exploration Company and Rosetta Resources, Inc. have been added to the peer group for 2012 because their market capitalizations are within the existing peer group range, and because the nature and location of their properties, and their business strategies and structures, are similar to the Company’s.

The pay levels and pay practices of this peer group were considered by the Committee as part of 2012 compensation decisions, including ultimately performance under the 2012 Performance Share Award Program, described below. It is our intent as much as reasonably possible to include in the peer group those companies whose attributes, including but not limited to size, market capitalization, nature and location of properties, strategies and structure, are similar to ours and to use the same peer group to measure our performance for all relevant purposes and not just for executive compensation.

The Committee compares the peer group data for the base salary, short-term incentive compensation and long-term incentive compensation for each NEO. When it is available, the data also is used to determine the relationship of cash to equity compensation and the allocation of long-term compensation between time vested RSUs, NQSOs and PSAP awards. As a general guideline, the Committee believes that the total compensation, including base salary, annual bonus and the value of equity grants, for each of the NEOs should be approximately at the median of the total compensation paid by our peer group for equivalent executive officers. As the Committee reviewed the 2012 proxy data of the peer group prior to making its most recent decisions on compensation, it concluded that the compensation paid to our NEOs was appropriate given the Company’s performance and its size and complexity. The Committee further recognizes that the public data available as to the peer group is at least one year old and, therefore, is only one of many considerations in making decisions on executive compensation.

Survey Benchmarking

To evaluate compensation, the Committee also utilizes two external compensation surveys for the upstream oil and gas industry from Effective Compensation, Inc. (ECI) which focuses on both executive and non-executive positions and Meridian Compensation Partners, LLC (Meridian) which focuses on executive and technical/professional disciplines.  Most of the companies in our peer group participate in the ECI survey. Some of the Meridian partners and employees are former employees of Hewitt Associates, Inc. (now known as Aon Hewitt), whose compensation surveys the Committee has used in the past. We understand that both ECI and Meridian develop their data by collecting data from participating companies and then publishing that data in an anonymous format provided to all the participants to assist in compensation decisions. The survey data is used to assess the reasonableness of the peer group compensation data and whether or not our NEO and other employee compensation was consistent with market practice as disclosed by the surveys.

Risk Assessment

On an annual basis, the Committee, in collaboration with our Human Resources department, conducts an assessment of potential risks that may arise from our compensation programs, policies and practices for all of our employees. This evaluation is designed to determine whether and to what extent, if any, our programs, policies and practices of compensating our employees could result in risk taking incentives, and whether risks arising from such programs, policies and practices are reasonably likely to have a material adverse effect on us. The risk mitigating factors considered in this assessment included the following:

•                  Balanced Pay Mix:  The target compensation mix is heavily weighted towards long-term incentive compensation.

•                  Mix of Performance Metrics:  We do not rely on a single performance metric to determine payouts for performance-based awards. Instead, performance targets are tied to a variety of financial metrics, including cash flow, production volumes, finding and development costs, operating costs, operating margins and capital expenditures. We prefer a balancing of factors to avoid having any one performance metric become an overriding influence. For that reason, the short-term incentive program (ICP) described below balances a number of metrics such as production targets, finding and development costs and operating margins. In addition, performance-based awards are based, in part, on the achievement of strategic and operational (including environmental, health and safety) objectives in addition to financial metrics to ensure that such other objectives are given the proper amount of attention by program participants. The Performance Share Award Program, also described below, uses the performance measures over a three-year period in order to mitigate against a short term focus at the expense of long-term results by our senior executives, including the NEOs.

•                  Calculation and Verification of Performance:  Controls are in place to ensure accuracy of calculations as to actual performance against metrics.

•                  Layered Performance Period and Vesting Schedules:  The performance period and vesting schedules for long-term incentives overlap and, therefore, reduce the motivation to maximize performance in any one period.

•                  Stock Ownership Guidelines:  As it relates to our officers, this policy requires our CEO to own equity in the Company valued at six times his salary, other executive officers to own equity valued at two to three times their salary, and other officers to own equity valued at one to two times their salary, and requires our officers to retain this level of ownership throughout their tenure with the Company.

•                  Composition of Compensation Committee:  The Committee is comprised entirely of independent directors.

•                  Board Structure:  The Chairman of the Board is an independent director and is separate from the CEO.

•                  Prohibition on Hedging:  We have adopted a policy under which directors, officers and employees are prohibited from hedging or speculating in Company stock, and under which directors and officers are prohibited from pledging such stock as collateral for loans.

•                  Clawback Policy:  We have adopted a policy under which incentive compensation paid to an executive officer may be recouped by the Company in the event of a restatement of our financial results caused by the officer’s fraud or misconduct.

•                  Compensation Decision Timing:  The Committee and Board do not make their final decisions on compensation awards to officers and employees until after our audited financial statements are filed with the SEC.

After review of all these elements and specific discussion of them and others at scheduled meetings at least annually, the Committee and our Board have determined that it is not reasonably likely that our compensation programs, policies and practices create risks that will have a material adverse effect on us.

Timing and Other Matters

Our current policy is to make decisions with respect to cash bonuses and equity awards in March following each completed fiscal year. Annual salary adjustments are also made at that time. This policy ensures that compensation decisions are made after the full year’s performance for the prior year is analyzed and the Company’s Annual Report on Form 10-K is filed.  In March 2010, we implemented the PSAP and granted 2010 PSAP awards with a performance period of 2010-2012.  As a result of the change in the timing of awards, except for a grant to Mr. O’Connor upon his employment, we did not make any option or time-vesting RSU awards during 2010, and instead made those awards in respect of 2010 performance in March 2011. Accordingly, the amounts shown in the 2010 “Stock Awards” column of the Summary Compensation Table below are lower than they would have been had we continued

our prior practice of granting those awards in December of the applicable year. In March 2012, grants of RSU, NQSO and PSAP awards were made with respect to 2011 performance, and in March 2013, similar grants were made with respect to 2012 performance.

Incentive Compensation Recoupment Policy

On February 16, 2012, our Board of Directors adopted an incentive compensation recoupment, or “clawback,” policy under which the Board has discretion to require reimbursement to the Company of a portion of any incentive compensation award paid to any named executive officer (as defined in the Securities Exchange Act of 1934) where the Board finds the award was predicated on the achievement of certain financial results that were subsequently the subject of a substantial restatement, the officer engaged in fraud or misconduct that caused the need for the restatement in whole or part, and a lower award would have been made to the officer based on the restated financial results. We intend to amend the policy to comply with the additional requirements of the Dodd-Frank Act after the SEC adopts new regulations implementing those requirements.  The current policy is available on our website at http://www.bry.com.

2012 EXECUTIVE COMPENSATION

Components of Executive Compensation

Pay Mix

The majority of the CEO’s and other NEOs’ total direct compensation is “at risk” and dependent upon the Company achieving financial and other business goals set by the Committee, with a significant portion of such total direct compensation tied to the Company’s long-term results and future stock price performance. Approximately 87% of the CEO’s and 82% of the other NEOs’ 2012 target total compensation (excluding Other Compensation as described in the Summary Compensation Table below) is “at risk.” We believe this balance of fixed and variable compensation is consistent with the Company’s executive compensation philosophy, maintains a strong link between NEOs’ compensation and Company performance and motivates executives to deliver strong business performance to create shareholder value.

Base Salary

The Committee reviews the NEOs’ salaries annually. In determining appropriate salary levels, the Committee considers the level and scope of responsibility and experience, the Company’s performance, individual performance relative to internal peers and pay practices of the peer group for executives of similar responsibility. By design, we strive to set our NEOs’ base salaries at or close to the median of our peer group, adjusted for years of experience, individual performance and job responsibility.

The NEOs’ salaries commencing February 26, 2012 were set as follows:

NEO	2012 Base Salary	Percentage Increase from Prior Year
Robert F. Heinemann	$645,000	4.0%
Michael Duginski	$365,000	4.3%
David D. Wolf	$340,000	6.2%
G. Timothy Crawford	$295,000	3.5%
Davis O. O’Connor	$284,000	4.0%

Short-Term Incentive Compensation

The Committee believes that a significant portion of the annual cash compensation of each NEO should be in the form of variable cash incentive pay. Our annual short-term incentive cash bonus program, known as Short Term Incentive Compensation Program (ICP), reflects that philosophy. All full-time employees participate in the program. The intent of the ICP is to align employee incentives to the achievement of annual performance goals based upon the employee’s job position, and the program is designed to reward NEOs and other employees for achievement of annual performance and financial objectives. The NEOs and other employees are evaluated, in part, based on the outcome of a company-wide performance measurement grid known as the ICP Scorecard. Typically, in the case of NEOs, the pay philosophy is to target total annual cash compensation with reference to the median of peer group cash compensation, with the opportunity to earn annual cash incentives through the ICP in excess of target levels based on achieving performance superior to the objectives the Committee has determined to reward. If the performance objectives are not achieved, the NEOs and other employees will earn annual cash incentives under the ICP that are below the target level.

Each employee participant in the ICP is assigned a potential bonus range as a percentage of base salary. The bonus range is established by contract for NEOs who have employment agreements, and by the Committee for the other NEOs, and each range represents an amount the Committee deems competitive and appropriate, based on its consideration of peer data and other factors discussed herein. Target bonus levels are then established by the Committee after the end of each year at an amount that the Committee deems appropriate based upon each NEO’s individual performance as well as the competitive landscape for experienced executives within our industry.  For 2012, the bonus ranges and target bonuses as percentages of salary for our NEOs were as follows:

NEO	Bonus Range as % of Base Salary	2012 Target Bonus %

President and Chief Executive Officer	50%-200%	200%

Executive Vice President and Chief Operating Officer	50%-200%	120%

Executive Vice President and Chief Financial Officer	50%-200%	120%

Senior Vice President-California	60%-75%	65%

Vice President and General Counsel	75%-100%	87.5%

Mr. Heinemann’s ICP target bonus reflected the Committee’s and Board’s evaluation of his leadership in setting the strategic direction for the Company, developing the Company’s organization including our senior executives, determining the proper composition and development pace of our portfolio of assets and presenting the Company’s performance and investment opportunities to our shareholders, future investors and other external stakeholders.

Mr. Duginski’s ICP target bonus reflected the Committee’s and Board’s evaluation of his contributions in improving the Company’s production and cash flow, securing permits essential to developing the Company’s California properties, and generating new opportunities in our Uinta assets. Mr. Duginski continued to identify and implement strategies to grow the Company’s reserves and production and to improve its EHS performance.

Mr. Wolf’s ICP target bonus was based on his contributions to the Company’s strategic initiatives, delivering accounting and reporting practices of the highest quality with transparent and robust disclosures, management of the Company’s equity and bond offerings, and increasing our research coverage from investor analysts. Mr. Wolf led our Corporate Development beginning in 2012, which led to successful bolt-on acquisitions in Utah, Texas and California.

Mr. Crawford’s ICP target bonus was based on his leadership of the Company’s technically and operationally complex California assets, including his successful efforts to recruit and develop experienced production teams, to manage relations with California regulators, to implement frontier techniques applicable to heavy oil assets and to increase overall production from such properties. Our California assets deliver a majority of the Company’s production and cash flow.

Mr. O’Connor’s ICP target bonus was based on his leadership roles in resolving the Company’s litigation matters, managing corporate transactions and many of the Company’s compliance functions, growing a legal department, developing a more robust EHS program, providing legal advice, guidance and counseling to all of the Company’s asset teams, dealing with regulators and managing the Company’s contracting function.

We use the ICP Scorecard to further adjust the target bonuses and determine the final amount of short-term incentive compensation payments. On March 2, 2012, the 2012 ICP Scorecard was approved by the Committee and the Board. The 2012 ICP Scorecard has four company-wide performance measures: total production, operating expenditures per barrel, total capital expenditures, and operating margin per BOE. The targets for each of these measures are initially based on the Company’s 2012 capital budget, which assumes West Texas intermediate (WTI) oil prices at $90.00/bbl and natural gas at $3.00/Mcf. Each performance measure is also assigned (i) a relative weight and (ii) minimum, target and maximum levels, which are set forth in the tables below.

A performance measure falling at or below the minimum results in a score of 0.5, a performance measure at target results in a score of 1.0, and a performance measure falling at or above the maximum results in a score of 1.5. We use linear interpolation to calculate the scores for performance within the various measurement ranges.

Production - The production volume target represents the volume of barrel of oil equivalent (“BOE”) per day as initially estimated in our annual capital budget to be produced and sold during 2012. This measure is important because the majority of our revenue is generated by the sale of oil and natural gas.

Operating Expenditures per BOE - The operating expenditures per BOE target represents the operating expenditures per BOE as initially estimated in our annual capital budget.

Capital Spend - Capital spend represents the total capital expenditures of the Company as initially estimated in our annual capital budget.

Operating Margin - Operating margin measures the proportion of revenue remaining after paying costs of production, on a per BOE basis. It is an important indicator of efficiency and profitability, and serves to focus our efforts on high-return projects and bottom line results.

Additionally, there is an overall modifier based on our environmental, health and safety (EHS) performance which is applied based on company-wide and regional performance. EHS performance for this purpose is evaluated based on statistical industry measurements and qualitative goals, including lost time and Occupational Safety and Health Administration reportable incidents, by a committee of management and non-management employees which establishes the criteria for the evaluation. Their report is supplied to the Committee for approval. The minimum and maximum adjustments for the EHS multiplier are generally between 95% and 105%, respectively.  In 2012, the EHS multiplier was set at 101% which was incorporated in the 2012 ICP Scorecard factor.

The Committee and the Board, with input from the CEO, have the discretion to adjust the ICP Scorecard over the course of the year. For example, adjustments to ICP targets may be required when events occur that could not be anticipated in the design of the ICP at the beginning of the year, such as acquisitions completed over the course of the year or events outside our control such as disruptions in our access to crude oil and natural gas markets.

The final 2012 ICP Scorecard effective for the NEOs and other employees is set forth below:

Measure of Performance	Relative Weight	Minimum	Target	Maximum	Results	Score

Production (BOED)	40%	35,600	38,600	40,600	36,402	0.81

OPEX / BBL ($/BOED)	25%	$22.00	$18.00	$17.00	$19.45	0.93

Capital Spend ($MM)	25%	$730	$644	$600	$676	0.91

Operating Margin ($/BOE)	10%	$47.00	$52.00	$55.00	$48.77	0.84

EHS Performance Factor	Applied to weighted scorecard results					1.01

ICP Factor						0.88

The Committee took all of these factors, including the 2012 ICP Scorecard factor reflecting Company performance shortfalls, into account and recommended the following short-term incentive compensation awards for the NEOs, all of which are below the targeted amounts and which were approved by the Board of Directors on March 4, 2013:

NEO	Bonus Range as % of Base Salary	Target Bonus %	Target times Base Salary (1)	2012 ICP Factor	Final Bonus (2)
Robert F. Heinemann	50% - 200%	200%	1,290,000	88%	$950,000
Michael Duginski	50% - 200%	120%	438,000	88%	$350,000
David D. Wolf	50% - 200%	120%	408,000	88%	$350,000
Davis O. O’Connor	75% - 100%	87.5%	248,500	88%	$215,000
G. Timothy Crawford	60% - 75%	65%	191,750	88%	$160,000

(1)                                 Represents the award approved by the Committee and the Board based on the individual performance factors discussed above, prior to application of the 2012 ICP Scorecard factor.

(2)                                 The Committee and Board retain discretion to adjust the final short-term incentive compensation award amounts, and exercised that discretion to reduce certain of the short-term incentive compensation award amounts to less than the targeted amounts.

Long-Term Incentive Compensation

The Committee and the Board of Directors believe that our long-term incentive compensation program should be designed to drive the achievement of strategic long-term business objectives, align management’s interests with those of our shareholders and aid in the recruitment and retention of key executives.  As with base salary and short-term incentive compensation, the form and value of long term awards is determined by the Committee and our Board based on several factors. These factors include our need to retain a specific employee, the employee’s position and performance, the employee’s potential for advancement, the employee’s ability to add value to our enterprise, the value of existing vested and unvested outstanding equity-based awards, benchmarking percentiles and competitive compensation data.  The relative weight given to each of these factors varies among individuals at the Committee’s discretion.  In addition, the Committee and Board take into account the recommendations of the CEO with respect to the long term equity awards for the other NEOs.

The long-term incentive compensation program uses three forms of awards: time-vested restricted stock units (RSUs);  time-vested non-qualified stock options (NQSOs); and performance share awards (PSAPs).  The RSUs not underlying the PSAP grants and the NQSOs vest in four equal annual installments on each annual anniversary of the award grant date, and the RSUs underlying the PSAP grants vest on the date the Committee determines the applicable performance measures have been met after the end of the applicable performance measurement period.

For 2012, the Committee and Board determined for our NEOs that a split of approximately 50% in RSUs, 25% in NQSOs and 25% in PSAP awards, based on grant date fair value, represented a total long-term equity incentive opportunity aligned with shareholder interests with the appropriate balance for long term incentives of risk, performance and retention.

On March 2, 2012, the Board granted the following RSUs and NQSOs to the NEOs:

Name	Number of RSUs Awarded	Grant Date Fair Value of RSUs Awarded	Number of Stock Options Awarded	Grant Date Fair Value of Stock Options Awarded
Robert F. Heinemann	26,406	$1,378,921	31,167	$701,258
Michael Duginski	11,789	615,622	13,914	313,065
David D. Wolf	11,317	590,974	13,358	300,555
G. Timothy Crawford	5,895	307,837	6,957	156,533
Davis O. O’Connor	6,366	332,433	7,514	169,065

Equity grants, including NQSOs, are priced on the day of our Board meeting at which the grant decision is made and for which the meeting date is set well in advance. Likewise all other equity grants that may be occasionally granted during the year for new hires or special retention awards are priced on the date of grant. Under the 2005 Equity Incentive Plan, awards were priced at the average of the high and the low market sales price on the date of grant. For awards under the 2010 Equity Incentive Plan, awards are priced at the closing market price on the date of grant.

2012 Performance Share Award Program

On March 2, 2012, the Committee and the Board adopted the 2012 Performance Share Award Program (2012 PSAP). Our Performance Share Award Program (PSAP) is intended to provide an annual incentive opportunity based on the overall success of the Company over a three-year period and is designed to represent approximately 25% of the total equity-based awards granted to an NEO each year. The PSAP is designed to diversify our equity grant program beyond our prior practice of only granting RSU and NQSO awards. Each award under the PSAP grants a target number of RSUs based on an award value established by the Committee at the time of the grant subject to the applicable terms of 2010 Equity Incentive Plan and the PSAP Award Agreement. The target number of PSAP RSU awards is established by dividing the award value by the closing market price of our Common Stock on the date of the grant.  After the applicable performance period has ended, the holder of an award is entitled to receive a payout of shares equal to the targeted number of RSUs multiplied by a factor determined with reference to the degree of achievement of the performance targets set out in the applicable PSAP Award Agreement.  The Committee has discretion to reduce, but not increase, the ultimate amount of any such award.

In addition, for any payout to occur, under the 2012 PSAP, the Company must maintain a ratio of EBITDA to interest paid over a three-year performance period from 2012 to 2014 that is no less than 2.5x. This coverage ratio test was chosen by the Committee since it is a standard credit covenant in our senior note indentures and focuses management on balancing the PSAP performance targets with the need to maintain the Company in a strong financial position. If the Company has not met the coverage ratio test, no shares will be issued under the 2012 PSAP.

Assuming the coverage ratio test is met, the number of RSUs ultimately paid under the 2012 PSAP is based upon two equally weighted performance factors: (i) total shareholder return as compared to the peer group from 2012 to 2014 and (ii) compounded annual production growth as measured by average annual barrels of oil equivalent per day (BOE/D) (excluding acquisitions and divestitures) from 2012 to 2014.   The initial target measures of performance in 2012 for the PSAP awards are as follows:

Performance Measure	Threshold	Target	Maximum
Total Shareholder Return	25th Percentile	50th Percentile	75th Percentile

Compound Annual Production Growth (BOE/D)	5% (41,300 BOE/D)	10% (47,500 BOE/D)	15% (54,275 BOE/D)

Under the PSAP, depending on achievement of the performance targets, the NEOs may earn stock awards ranging from 25% to 175% of the targeted number of RSUs. If the total shareholder return is at the 50th percentile of the peer group and the production growth is at 10% (47,500 BOE/D), the Committee will issue shares of our Common Stock to the NEOs equal in number to the targeted number of RSUs set forth in the table below. If the total shareholder return is above the 50th percentile and below the 75th percentile of the peer group or if the production growth is above 10% (47,500 BOE/D) and below 15% (54,275 BOE/D), the Committee intends to reduce the number of shares issued proportionately below the maximums set forth in the table below. If the total shareholder return is below the 50th percentile and above the 25th percentile of the peer group or if the production growth is below 10% (47,500 BOE/D) and above 5% (41,300 BOE/D), the Committee intends to reduce the number of shares issued proportionately below the targeted number of RSUs.  If the total shareholder return is below the 25th percentile of the peer group or if the production growth is below 5% (41,300 BOE/D), the Committee intends to eliminate the applicable PSAP award attributable to each measure.

Additionally, the Committee may adjust the performance measures if any of the following events occur during the relevant performance period: production gains and losses based on the purchase or sale of assets; extreme price volatility; impairment of assets and/or counterparty failures beyond management control; natural disasters; legislative actions taken which negatively affect operations or results; changes in accounting or tax rules which significantly affect outcomes; and any extraordinary, unusual or non-recurring items.

On March 2, 2012, the Board granted the following PSAP awards (in RSUs) to the NEOs:

	2012 - 2014 PSAP Awards
NEO	Below Threshold	Threshold	Target	Maximum
Robert F. Heinemann	None	3,301	13,202	23,104
Michael Duginski	None	1,474	5,894	10,314
David D. Wolf	None	1,415	5,658	9,901
G. Timothy Crawford	None	737	2,947	5,157
Davis O. O’Connor	None	796	3,182	5,569

Upon the death or disability of Messrs. Heinemann, Duginski or Wolf, the award granted under the 2012 PSAP shall fully vest at the target award level and shall be paid in full. Upon the death or disability of Messrs. Crawford or O’Connor, or the other officers receiving PSAP awards, the award granted under the 2012 PSAP shall (1) immediately vest based on the pro-rata amount of time that has lapsed since the commencement of the performance period, in this case January 1, 2012, and the date of death or disability; and (2) be paid in full at the target award levels. Upon a change in control of the Company, as defined in the PSAP Award Agreement, all awards to the NEOs shall immediately vest and shall be paid in full at the target award levels. In the event Mr. Heinemann is involuntarily terminated without cause or terminates his employment for good reason, as set forth in his employment agreement, the award granted to him under the PSAP award will be (1) fully vested, (2) paid when all other awards are paid, and (3) based on our actual performance.

Perquisites

The NEOs are entitled to the same benefits coverage as all other employees such as health insurance, 125 Cafeteria Plan, reimbursement of ordinary and reasonable business expenses, and relocation expenses when the relocation is at our request, with the exception that the NEOs may also receive (a) a monthly automobile allowance, (b) financial planning services, and (c) executive life insurance.  We have not adopted a qualified pension benefit plan for any employee or supplemental executive retirement plan.

Officer Stock Ownership Guidelines

The Company’s executive officers should own, at a minimum, qualified securities (as defined in the stock ownership guidelines and described below) in accordance with the following guidelines:

Title	Multiple of Base Salary

Chief Executive Officer	6 times
Executive Vice President, Chief Financial Officer, Chief Operating Officer	3 times
Vice President or equivalent	2 times
All other executive officers	1 times

Each executive officer is required to comply with the guidelines within five years of: (i) November 17, 2010, the date of adoption of this policy, for existing executive officers; or (ii) the date of appointment, for executive officers appointed after the date of adoption of this policy. If an executive officer fails to meet the guidelines set forth above within the appropriate time frame, such executive officer is required to retain a minimum of 50%, on a post-tax basis, of all future equity awards until the guidelines are met.

Qualified securities include (a) shares of Common Stock; (b) vested or unvested stock units, provided, however, that performance based share awards shall not be included until vested; (c) vested stock options unless, as of the first trading day of each calendar year, the exercise price is higher than the then current fair market value of the Company’s Common Stock, in each case owned individually by the executive officer; (d) Common Stock held in the executive officer’s 401(k) retirement plan; (e) qualified securities owned jointly with, or separately by a spouse, domestic partner and/or minor children, either directly or indirectly; and(f) restricted stock units which have been deferred pursuant to an election made by the executive officer under any of the Company’s equity incentive plans.

For the purposes of calculating qualified securities, the value of Common Stock and RSUs is calculated on the first trading day of each calendar year based on the then fair market value and the value of the vested “in the money” NQSOs shall be the difference between the exercise price and the fair market value of the Common Stock. The fair market value of Common Stock is defined as the closing price of the Company’s Common Stock on the first trading day of each calendar year. Any subsequent change in the value of the Common Stock will not affect the amount of stock executive officers are required to hold during that year. In the event of an increase in base salary, the applicable executive officer shall not have to adjust his or her holdings until January 1st of the calendar year after the increase in base salary.

The Committee reviewed compliance with the ownership guidelines on February 15, 2012 and concluded that all of the Company’s officers are either in compliance with the ownership guidelines or are within the five-year accumulation period.

In addition, pursuant to our Insider Trading Policy, our directors, NEOs and other officers are prohibited from entering into any hedging contracts with respect to our Common Stock or from using our Common Stock as collateral for any loans.

Employment Agreements

Messrs. Heinemann, Duginski and Wolf have employment agreements and the provisions are summarized below:

Mr. Heinemann’s Employment Agreement

On June 23, 2006, we entered into an amended and restated employment agreement with Mr. Heinemann (the Amended and Restated Employment Agreement) that extended the term of Mr. Heinemann’s employment until January 31, 2010 and provides that we may annually elect to extend the term for an additional year by giving two years prior notice. Each December thereafter starting in 2007 and including December 2011, the Board exercised its right to give notice to Mr. Heinemann of additional one year extensions of the Amended and Restated Employment Agreement such that his agreement now expires January 31, 2015.  Except for such extensions and an amendment entered into in November 2008 for the sole purpose of ensuring compliance with certain technical terms under Section 409A of the Internal Revenue Code of 1986, as amended (IRC), Mr. Heinemann’s Amended and Restated Employment Agreement has not been amended or modified since it was entered into.

The Amended and Restated Employment Agreement provides for an annual salary of $500,000, which may be increased from time to time by the Committee or the Board.  Mr. Heinemann’s salary was adjusted by the Committee and Board to $620,000 in January 2010 and again in March 2012 to $645,000. The Agreement also provides for an annual bonus of between 50% and 200% of base salary with a target of 200% of the base salary (although in certain circumstances it may be less). Mr. Heinemann’s incentive compensation is primarily derived from short term incentive compensation bonuses and long term incentive equity awards.

In the event we terminate Mr. Heinemann’s employment without cause, or Mr. Heinemann terminates his employment for good reason, Mr. Heinemann will be entitled to severance in an amount equal to two times (1) his annual base salary, (2) his highest annual bonus in the last two years, and (3) our then maximum annual matching contribution to our 401(k) Plan, plus certain other benefits for a two year period. Mr. Heinemann’s unvested stock options and RSUs will also fully vest upon such an event. His right to exercise stock options granted under our 1994 Stock Option Plan would be extended, subject to applicable securities laws, to the later of the last day of the calendar year during which such options would otherwise terminate, or the 75th day following such existing termination date.

In the event we terminate Mr. Heinemann’s employment without cause, or Mr. Heinemann terminates his employment for good reason within two years after (or in certain cases within six months before) a change in control, as defined, Mr. Heinemann will be entitled to the above benefits with respect to his stock options and RSUs described herein, his PSAP awards will vest and issue at the target amount, and he will be entitled to enhanced severance representing three times (1) his annual base salary, (2) highest annual bonus in the last two years, and (3) our then maximum annual matching contribution to our 401(k) Plan, and to continue certain other benefits for a period of three years. In accordance with the terms of the original Employment Agreement and also the Amended and Restated Employment Agreement, we agreed to pay Mr. Heinemann for any excise taxes on parachute payments imposed as a result of the foregoing benefits.

If Mr. Heinemann resigns or if we terminate his employment for cause, Mr. Heinemann is not eligible for any separation benefits and will forfeit all unvested stock options, RSUs and performance shares when his employment ends. The independent directors acted unanimously to approve the Amended and Restated Employment Agreement, upon the recommendation of the Committee, and likewise unanimously approved the compensation awards to him thereafter and the notices of extension of the term of his Amended and Restated Employment Agreement.

As part of the execution of the Amended and Restated Employment Agreement with Mr. Heinemann in June 2006, his salary continuation agreement was terminated and replaced by a provision that would pay Mr. Heinemann three times his compensation as described above, but would only be paid in the event there was both a change in control and either Mr. Heinemann was terminated or he resigned for good reason, as defined. This approach is known as a “double trigger.”

Messrs. Duginski and Wolf’s Employment Agreements

On November 19, 2008, we entered into employment agreements with Mr. Duginski and Mr. Wolf. Each of such employment agreements provides for a three-year term of employment and that the term of employment will thereafter be automatically renewed for successive one-year terms unless cancelled by either the Company or the executive upon six months’ notice. The employment agreements confirmed Mr. Duginski’s then current annual salary of $320,000 (adjusted to $350,000 for 2011 and to $365,000 for 2012) and Mr. Wolf’s then current annual salary of $300,000 (adjusted to $320,000 for 2011 and to $340,000 for 2012) (and Mr. Wolf’s initial cash bonus of $150,000), and eligibility for each executive to receive a discretionary annual bonus with a range from 50% to 200% of the base salary per year. In the event we terminate either Mr. Duginski or Mr. Wolf’s employment without cause, such executive’s employment terminates due to death or disability, or the executive terminates his employment for good reason, any outstanding equity awards may immediately vest.

In the event we terminate Mr. Duginski or Mr. Wolf’s employment without cause, or Mr. Duginski or Mr. Wolf terminate their employment for good reason, Mr. Duginski and Mr. Wolf will be entitled to severance in an amount equal to one and one-half times (1) his annual base salary, (2) the average of his annual bonus for last two years, and (3) our then maximum annual matching contribution to our 401(k) Plan, plus certain other benefits for an eighteen month period. Mr. Duginski and Mr. Wolf’s unvested stock options and RSUs will also fully vest upon such an event. Their right to exercise stock options granted under our 1994 Stock Option Plan would be extended, subject to applicable securities laws, to the later of the last day of the calendar year during which such options would otherwise terminate, or the 75th day following such existing termination date.

In the event we terminate either Mr. Duginski or Mr. Wolf’s employment without cause, or either terminates his employment for good reason within two years after a change in control, as defined, Mr. Duginski or Mr. Wolf will be entitled to the above benefits with respect to his stock options and RSUs described herein, his PSAP awards will vest and issue at the target amount, and he will be entitled to enhanced severance representing two and one-half times (1) his annual base salary, (2) highest annual bonus in the last two years and (3) our then maximum annual matching contribution to our 401(k) Plan, and to continue certain other benefits for a period of two and one-half years (or up to three years, in the case of COBRA benefits). In accordance with their employment agreements, we pay Mr. Duginski and Mr. Wolf for any excise taxes on parachute payments imposed as a result of the foregoing benefits.

CHANGE IN CONTROL AGREEMENTS

Since the late 1980s, we had provided salary continuation agreements for certain of our executives which provided for a multiple from two times to one-half times the executive’s salary and bonus, as defined, in the event of a defined change in control. These contracts are generally known as “single trigger” in that the payment was due without regard to future status of employment of that executive in the event that the change in control occurred. As part of the execution of the Amended and Restated Employment Agreement with Mr. Heinemann in June 2006, his salary continuation agreement was terminated and replaced by a provision that would pay Mr. Heinemann three times his compensation as described above, but would only be paid in the event there was both a change in control and either Mr. Heinemann was terminated or he resigned for good reason, as defined. This approach is known as a “double trigger.”

On August 22, 2006, upon recommendation of the Committee, our Board authorized a plan pursuant to which we would enter into a Change in Control Severance Protection Agreement (Severance Protection Agreement) in an approved form with each of our then Executive Vice Presidents, Vice Presidents, Controller, Treasurer and Corporate Secretary. The Severance Protection Agreements provide for payment of severance to the executive upon the termination of the executive’s employment without cause or the resignation of employment by the executive for good reason, in either case within two years after a change in control of the Company. For Mr. Duginski and Mr. Wolf, the outstanding Severance Protection Agreements were terminated effective November 19, 2008, and the provisions of those agreements were incorporated into the terms of their respective employment agreements.

For the Senior Vice President and the Vice Presidents, the severance will be in an amount equal to two times: (1) annual base salary, (2) highest annual bonus in the last two years, (3) our then maximum annual matching contribution to our 401(k) Plan and (4) the executive’s car allowance, if any. For the other covered officers, the payment will be in an amount equal to one and one-half times the foregoing amounts. Such amounts will include any annual bonus earned by the executive for the calendar year in which a qualifying termination occurs, and no separate bonus will be paid. The Severance Protection Agreements also provide that we will, upon a qualifying termination, continue to pay the portion of the premium for the executive’s health coverage that we paid before the qualifying termination, and continue to pay for life insurance coverage at the level in effect before the qualifying termination, for a number of years equal to the compensation multiple approved for the executive. In addition, the Severance Protection Agreements provide that all unvested stock options, RSUs and the PSAP awards described above pursuant to the terms of those award agreements will fully vest upon a qualifying termination, and the executive’s right to exercise any stock options granted under our 1994 Stock Option Plan would, subject to applicable securities laws, be extended to the later of the last day of the calendar year during which the options would otherwise terminate, or the 75th day following such termination date. The Severance Protection Agreements also provide that we will pay the executive for any taxes on “parachute payments” imposed as a result of the foregoing benefits. The Committee and our Board believe that having these Severance Protection Agreements in place is an important retention incentive for our officers. Effective October 8, 2010, Mr. O’Connor was entitled to the same Severance Protection Agreement as the other Vice Presidents as well as an Indemnification Agreement. Mr. Duginski and Mr. Wolf’s Employment Agreements and the Severance Protection Agreements also contain double trigger features.

Given the frequency of mergers, acquisitions and other change in control transactions in the oil and gas industry, we believe that the terms of the change in control and Severance Protection Agreements promote stability and continuity among our executives by providing them with reasonable compensation and benefits protection during a reasonable period of time after termination in which to obtain comparable employment. This allows the executives to remain neutral in the face of transactions that would benefit shareholders, but would result in their involuntary termination. Such terms and agreements are designed to attract and retain executives as we compete for talented executive employees in an environment where such protections are routinely provided.   The multipliers of base salary and bonuses we use in calculating change in control severance benefits are competitive with those used by other companies in the oil and gas industry. The change in control terms for Messrs. Heinemann, Duginski and Wolf, as well as the Severance Protection Agreements, all have a double trigger feature which, without establishing unreasonably high barriers for a possible buyer of our Company, helps create an executive retention incentive benefiting the Company and our shareholders.

See “Potential Payments Upon Termination and Change in Control” in this Amendment.

COMPLIANCE WITH IRC SECTION 162(M)

Our policy with respect to compensation paid to our executive officers is, to the extent possible, to deduct compensation that qualifies under Section 162(m) of the IRC as an expense. Section 162(m) of the IRC and related Treasury Department regulations restrict deductibility of executive compensation paid to our Chief Executive Officer and each of the three other most highly compensated executive officers other than the Chief Financial Officer holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. The Committee endeavors to maximize deductibility of compensation under Section 162(m) of the IRC to the extent practicable while maintaining a competitive, performance-based compensation program. However, tax consequences, including but not limited to tax deductibility, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof) that are beyond our control or the Committee’s control. In addition, the Committee and the Board believe that it is important to retain maximum flexibility in designing compensation programs that meet our stated objectives and fit within the Committee’s guiding principles. For all of the foregoing reasons, the Committee, while considering tax deductibility as one of our factors in determining compensation, has not and will not limit compensation to those levels or types of compensation that will be deductible. The Committee will, of course, consider alternative forms of compensation that preserve deductibility, consistent with our compensation goals. The Committee expects that some of the executive officers’ compensation as currently designed may not be fully deductible under Section 162(m) under some circumstances.

REPORT OF THE COMPENSATION COMMITTEE OF OUR BOARD OF DIRECTORS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this document.

Compensation Committee of our Board of Directors

Ralph B. Busch III (Chairman)	Thomas J. Jamieson
J. Frank Keller	Michael S. Reddin

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation earned by each of the following NEOs for the fiscal year ended December 31, 2012, 2011 and 2010. With the exception of Mr. Heinemann, our President and Chief Executive Officer, Mr. Duginski, our Executive Vice President and Chief Operating Officer and Mr. Wolf, our Executive Vice President and Chief Financial Officer, we have not entered into an employment agreement with any of the other NEOs:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5) (6) (7)	Total ($)
Robert F. Heinemann President and Chief Executive Officer	2012	645,000	—	2,219,394	701,258	950,000	100,694	4,616,346
	2011	620,000	—	2,122,754	700,016	890,000	469,701	4,802,471
	2010	620,000	—	749,921	—	1,326,800	314,601	3,011,322
Michael Duginski Executive Vice President and Chief Operating Officer	2012	365,000	—	990,833	313,065	350,000	60,663	2,079,561
	2011	350,000	—	947,684	312,513	300,000	115,813	2,026,010
	2010	329,600	—	334,772	—	450,000	56,080	1,170,452
David D. Wolf Executive Vice President and Chief Financial Officer	2012	340,000	—	951,182	300,555	350,000	60,054	2,001,791
	2011	320,000	—	909,785	300,004	275,000	51,469	1,856,258
	2010	309,000	—	324,069	—	400,000	53,450	1,086,519
Davis O. O’Connor Vice President, General Counsel and Secretary	2012	284,000	—	535,037	169,065	215,000	48,073	1,251,175
	2011	273,000	—	379,073	125,005	170,000	48,909	995,987
	2010	51,981	200,000	501,505	—	70,000	14,981	838,467
G. Timothy Crawford Senior Vice President of California Production	2012	295,000	—	495,491	156,533	160,000	49,399	1,156,423
	2011	285,000	—	473,840	156,256	135,000	46,769	1,096,865
	2010	250,000	—	147,307	—	190,000	47,249	634,556

(1)          Reflects a cash bonus payment to Mr. O’Connor upon joining the Company in October 2010. Payments under the ICP are set forth in the “Non-Equity Incentive Plan Compensation” column.

(2)          Reflects the grant date fair value of RSU awards and PSAP awards (assuming performance at target) in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. For assumptions used in determining these values, see footnote 6 to the financial statements contained in the Original Filing.  For Mr. O’Connor, the 2010 award reflects the grant date fair value of the RSU award he received upon joining the Company in October 2010.

(3)          Reflects the grant date fair value of NQSOs in accordance with FASB ASC Topic 718.  For assumptions used in determining these values, see footnote 6 to the financial statements contained in the Original Filing.

(4)          These amounts represent the annual incentive earned under the ICP. See “Compensation Discussion and Analysis—Short Term Incentive Compensation.”

(5)          These amounts for 2012 represent the amounts paid to each NEO for perquisites and other personal benefits, as more fully described in the following table:

Name	Matching Contribution to 401(k) Thrift Plan ($)	401(K) Excess Match Allowances ($)	Executive Life Insurance Program ($)	Financial Planning Services ($)	Auto Allowance ($)	Total ($)
Robert F. Heinemann	20,000	29,950	31,000	7,500	9,000	97,450
Michael Duginski	20,000	9,163	17,500	5,000	9,000	60,663
David D. Wolf	20,000	9,054	17,000	5,000	9,000	60,054
G. Timothy Crawford	20,000	2,634	14,250	2,500	10,015	49,399
Davis O. O’Connor	18,173	4,200	14,200	2,500	9,000	48,073

(6)    Does not include the amount paid to each NEO as dividend equivalents on the shares of RSUs that were outstanding. The amount paid as dividend equivalents was $94,149, $93,055 and $91,553 for Mr. Heinemann; $40,247, $38,737 and $38,327 for Mr. Duginski; $43,231, $42,803 and $41,423 for Mr. Wolf; $16,537, $15,816 and $15,756 for Mr. Crawford; and $0, $0 and $0 for Mr. O’Connor.

(7)   In addition to the items noted in footnote (5) above, the amount in column (i) for Mr. Heinemann includes the cost attributable to Mr. Heinemann in the amount of $3,244 relating to non-business use of our corporate aircraft, including related travel expenses, for 2012.

Grants of Plan-based Awards

The following table summarizes grants of plan-based awards during the fiscal year ended December 31, 2012:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Options (3) (#)	Option Awards(4)($)
Robert F. Heinemann	3/2/2012	153,188	1,290,000	2,031,750	3,300	13,202	23,104	26,406	31,167	2,920,652
Michael Duginski	3/2/2012	86,688	467,200	1,149,750	1,473	5,894	10,314	11,789	13,914	1,303,898
David D. Wolf	3/2/2012	80,750	411,400	1,071,000	1,414	5,658	9,901	11,317	13,358	1,251,737
G. Timothy Crawford	3/2/2012	84,075	209,450	348,469	737	2,947	5,157	5,895	6,957	652,024
Davis O. O’Connor	3/2/2012	101,175	284,000	447,300	795	3,182	5,569	6,366	7,514	704,102

(1)             These amounts represent potential share awards under the 2012 ICP. With respect to column (d), such amounts are calculated based on (i) the target payout percentage assigned to such officer under the 2011 ICP and (ii) a 1.0 ICP score.  For additional information about the 2012 ICP, please read “2012 Executive Compensation-Short-Term Incentive Compensation.”

(2)             These amounts represent the potential payouts pursuant to PSAP Awards granted in March 2012 to the NEOs under the 2012 PSAP.  The PSAP Awards vest over a three-year period in an amount ranging from 25-175% of the target number of units awarded based on the performance criteria contained in the award agreements.  For additional information about the 2012 PSAP, see “2012 Executive Compensation—2012 Performance Share Award Program.”

(3)             These amounts represent NQSOs granted in March 2012 to the NEOs under the 2011 Equity Incentive Plan. The NQSOs vest at a rate of 25% per year over the first four years after the date of grant.

(4)                These amounts represent the aggregate grant date fair value of RSUs, NQSOs and PSAP Awards in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. For assumptions used in determining these values, see footnote 7 to the financial statements contained in the Original Filing.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding equity awards as of December 31, 2012:

	Option Awards				Stock Awards
(a)	(b)	(c)	(e)	(f)	(g)		(h)
	Option Awards	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)(1)	Award Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested(#)(2)		Market Value of Shares or Units of Stock That Have Not Vested($)(3)
Robert F. Heinemann	—	31,167	53.02	3/2/2022	39,608	(6)	1,328,848
	8,282	24,847	48.50	3/2/2021	36,082	(5)	1,210,551
	—	—	—	3/15/2020	24,034	(4)	806,341
	—	—	—	12/10/2019	24,259		813,873
	89,470	—	43.61	12/13/2017	—		—
	175,000	—	32.57	12/14/2016	—		—
	150,000	—	30.65	12/14/2015	—		—
	100,000	—	21.58	11/22/2014	—		—
	—	—	14.38	6/15/2014	—		—
Michael Duginski	—	13,914	53.02	3/2/2022	17,683	(6)	593,265
	3,697	11,093	48.50	3/2/2021	16,108	(5)	540,432
	—	—	—	3/15/2020	10,729	(4)	359,958
	—	—	—	12/10/2019	10,730		359,983
	36,133	—	43.61	12/13/2017	—		—
	56,000	—	32.57	12/14/2016	—		—
	50,000	—	30.65	12/14/2015	—		—
	70,000	—	21.58	11/22/2014	—		—
	20,000	—	9.97	12/5/2013	—		—
David D. Wolf	—	13,358	53.02	3/2/2022	16,975	(6)	569,511
	3,549	10,649	48.50	3/2/2021	15,464	(5)	518,817
	—	—	—	3/15/2020	10,386	(4)	348,450
	—	—	—	12/10/2019	10,263		344,332
	89,084	—	41.18	8/4/2018	—		—
G. Timothy Crawford	—	6,957	53.02	3/2/2022	8,842	(6)	296,649
	1,848	5,547	48.50	3/2/2021	8,054	(5)	270,212
	—	—	—	3/15/2020	4,721	(4)	158,390
	—	—	—	12/10/2019	4,898		164,345
	14,279	—	43.61	12/13/2017	—		—
	20,000	—	32.57	12/14/2016	—		—
	20,000	—	30.65	12/14/2015	—		—
Davis O. O’Connor	—	7,514	53.02	3/2/2022	9,548	(6)	320,335
	1,479	4,437	48.50	3/2/2021	6,444	(5)	216,196
	—	—	—	10/15/2020	14,908		500,163

(1)         The NQSOs vest at a rate of 25% per year over the first four years after the date of grant.

(2)         The RSUs vest at a rate of 25% per year over the first four years after the date of grant. The RSU grants made on December 11, 2009, December 12, 2008 and December 14, 2007, once vested, are payable on the earlier of January 2014, January 2013 or January 2012, respectively, or the year following separation of service subject to the terms of further deferral elections.  The PSAP Awards vest over a three-year period in an amount ranging from 25-175% of the units awarded based on the performance criteria contained in the award agreements.  For additional information about the 2012 PSAP, see “2012 Executive Compensation—2012 Performance Share Award Program.”

(3)         With respect to RSUs, this column represents the closing price of our Common Stock on December 30, 2012 multiplied by the number of shares subject to such awards. With respect to PSAP Awards, this column represents the closing price of our Common Stock on December 30, 2012 multiplied by the number of shares subject to such awards based on vesting at the target level.

(4)         These amounts represent an assumed vesting at the target level for 2010 PSAP Awards of 24,034; 10,729; 10,386; 4,721 and 0 for Messrs. Heinemann, Duginski, Wolf, Crawford and O’Connor, respectively.

(5)         These amounts represent an assumed vesting at the target level for 2011 PSAP Awards of 14,432, 6,443, 6,185, 3,221 and 2,577 for Messrs. Heinemann, Duginski, Wolf, Crawford and O’Connor, respectively and these also include RSU awards of 21,196, 9,665, 9,279, 4,833 and 3,866 RSUs for Messrs. Heinemann, Duginski, Wolf, Crawford and O’Connor, respectively.

(6)         These amounts represent an assumed vesting at the target level for 2012 PSAP Awards of 13,202; 5,894; 5,658; 2,947 and 3,182 for Messrs. Heinemann, Duginski, Wolf, Crawford and O’Connor, respectively and these also include RSU awards of 26,406; 11,789; 11,317; 5,895 and 6,366 RSUs for Messrs. Heinemann, Duginski, Wolf, Crawford and O’Connor, respectively.

Option Exercises and Stock Vested

The following table summarizes the Option Exercises and Restricted Stock Unit Awards that vested for the fiscal year ended December 31, 2012:

	Option Awards		Stock Awards
(a) Name	(b) Number of Shares Acquired on Exercise (#)	(c) Value Realized on Exercise ($) (1)	(d) Number of Shares Acquired on Vesting (2)	(e) Value Realized on Vesting ($) (3)
Robert F. Heinemann	150,000	5,556,615	13,178	647,275
Michael Duginski	—	—	2,408	106,859
David D. Wolf	—	—	6,071	269,522
G. Timothy Crawford	—	—	952	42,220
Davis O. O’Connor	—	—	1,288	68,290

(1)         Represents the difference between the sale price of our Common Stock at exercise and the exercise price of the options.

(2)         The RSUs in this column represent a portion of the 2007 RSU grants that were deferred and fully vested such that 20% of the shares were issued out to Mr. Heinemann, Mr. Duginski and Mr. Crawford in 2012. In addition, Mr. Wolf’s RSU grant from his date of hire vested and 20% of the shares were issued in 2012. Also Mr. Heinemann and Mr. O’Connor did not defer their RSUs awarded in March 2011 so their totals include the 25% of those awards that vested in 2012. Because only a portion of the RSUs that vested in 2012 were subject to deferral elections, only a portion of the shares were acquired on the vesting of the RSUs.  Had the RSUs not been subject to the deferral election, the following additional shares would have been issued on a gross basis before the sale of shares to cover income taxes on the vesting: 67,592 shares for Mr. Heinemann; 31,452 shares for Mr. Duginski; 30,023 shares for Mr. Wolf; 13,176 shares for Mr. Crawford and 0 for Mr. O’Connor.

(3)         The RSUs awarded in December 2007, 2008 and 2009, are subject to a deferral election in addition to the vesting schedule. This deferral election delays the issuance of the underlying stock and the actual recognition of income until after full vesting and until the earlier of January 2012 for 2007 awards and January 2013 for 2008 awards and January 2014 for 2009 awards or until cessation of employment. Since a portion of the shares that vested in 2012 were subject to this deferral election, the quantities in note 2 above were not actually received by the NEOs. The Value Realized on Vesting in this column does not include the vesting of deferred shares which were not actually recorded or occurred due to the deferral elections. Had the shares not been subject to the deferral elections, the additional values received during 2012 for RSUs that vested would have been as follows: $2,271,681 for Mr. Heinemann; $1,119,536 for Mr. Duginski; $1,069,005 for Mr. Wolf; $474,048 for Mr. Crawford and $0 for Mr. O’Connor.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The purpose of this section is to present calculations made under described assumptions of the value of potential benefits to be paid to our NEOs upon termination or upon termination in conjunction with a change in control.

When calculating the potential benefits to be paid, we have relied on the following assumptions, some of which are required by SEC regulations:

(1)         We experienced a change in ownership or effective control (as considered under IRC Section 280G) on December 31, 2012, the last business day of our last completed fiscal year. Such event did not actually occur.

(2)         The last reported closing market stock price of the Class A Common Stock as of December 31, 2012, which was $33.55.

(3)         Each NEO’s base amount was calculated using W-2, Box 1 compensation history amounts for the 2007 through 2011 calendar years. We annualized partial year compensation based on the date the NEO commenced services for us and any extraordinary one time payments in the year such services commenced.

(4)         The 120% semi-annual applicable federal rates for December 2012 which were as follows: 0.29% (short-term); 1.14% (mid-term); and 2.87% (long-term).

(5)         The applicable tax rates for purposes of computing the IRC Section 4999 excise tax gross-up were as follows: 35% to 39.6% (Federal); 13.30% (CA state); 4.63% (CO state); 0% (TX state); 1.45% to 2.35% (Medicare), and 20% (IRC Section 4999).

(6)         Each NEO terminated employment with us on December 31, 2012. Such event did not actually occur.

(7)         The below analysis does not include any calculations related to the equity grants made in 2013 and described elsewhere in this document.

Potential Payments on Termination Without Cause or with Good Reason

Under Mr. Heinemann’s Amended and Restated Employment Agreement, if we terminate Mr. Heinemann’s employment without cause, or Mr. Heinemann terminates his employment for good reason, he is entitled to severance in an amount equal to two times (1) his annual base salary, (2) his highest annual bonus in the last two years, and (3) our then maximum annual matching contribution to our 401(k) Plan, plus certain other benefits for a period of two years. Mr. Heinemann’s unvested stock options and RSUs will also fully vest upon such an event, and he will have additional time to exercise stock options granted under our 1994 Stock Option Plan. This section describes various termination scenarios as well as the payments and benefits payable under those scenarios.

Under the employment agreement with each of Mr. Duginski and Mr. Wolf, if we terminate either officer’s employment without cause, or either officer terminates his employment for good reason, such officer is entitled to severance in an amount equal to one and one-half times (1) his annual base salary, (2) his highest annual bonus in the last two years, and (3) the then maximum annual Company matching contribution to the Company’s 401(k) plan, plus certain other benefits for an 18-month period. Additionally any of such officer’s unvested outstanding equity awards granted before January 1, 2009 will immediately vest and any granted after January 1, 2009 may immediately vest.

Name	Base Salary ($) (1)	Annual Incentive ($) (2)	Health and Welfare ($) (3)	Other Perquisites ($) (4)	Vesting of Unvested Equity ($) (5)	Total Estimated Payout Following Termination ($)
Robert F. Heinemann	1,290,000	2,653,600	91,319	121,200	3,353,256	7,509,375
Michael Duginski	547,500	562,500	88,953	63,667	1,493,680	3,004,633
David D. Wolf	510,000	506,250	86,870	60,333	1,432,659	2,813,196

(1)          Represents the base salary rate at December 31, 2012 multiplied by a factor of two times for Mr. Heinemann and one and one-half times for Messrs. Duginski and Wolf.

(2)          Represents the highest annual bonus in the previous two years consisting of 2011 and 2010 multiplied by a factor of two times for Mr. Heinemann and the average of the bonuses in the two previous years consisting of 2011 and 2010 times one and one-half times for Messrs. Duginski and Wolf.

(3)          Represents the normal health care and life insurance coverage for a period of two years for Mr. Heinemann, and eighteen months for Messrs. Duginski and Wolf.

(4)          Represents the maximum annual matching contribution to the Company’s 401(k) Plan, plus certain other benefits for a period of two years for Mr. Heinemann and 18 months for Messrs. Duginski and Wolf.

(5)          Represents the value of the accelerated vesting of previous unvested equity awards under the assumptions set forth above. Does not include the value for the vested and deferred RSUs at December 31, 2012 of $9,057,037, $3,859,665 and $4,188,177, for Messers. Heinemann, Mr. Duginski and Mr. Wolf, respectively.

Potential Payments on Death or Disability

Under Mr. Heinemann’s Amended and Restated Employment Agreement, and Mr. Duginski and Mr. Wolf’s employment agreements, if Mr. Heinemann, Mr. Duginski or Mr. Wolf dies or becomes disabled while employed by the Company, Mr. Heinemann’s, Mr. Duginski’s or Mr. Wolf’s, as applicable, unvested stock options and RSUs will fully vest upon such an event, and he or his estate will have additional time to exercise stock options granted under our 2005 Equity Incentive Plan and the 1994 Stock Option Plan. The value of the vesting of the unvested equity upon death or disability is $3,353,256, $1,493,680 and $1,432,659 for Mr. Heinemann, Mr. Duginski and Mr. Wolf, respectively. Does not include the value for the vested and deferred RSUs at December 31, 2012 of $9,057,037, $3,859,665 and $4,188,177, for Messrs. Heinemann, Mr. Duginski and Mr. Wolf, respectively.

Potential Payments on Termination and Change in Control

Our NEOs are eligible to receive certain benefits in the event of termination of employment following a change in control. As discussed in the sections “Chief Executive Officer,” “Executive Vice Presidents” and “Change in Control Agreements,” the Company has agreements with its NEOs which require that in conjunction with a change in control, as defined, if we terminate the employment without cause or if the NEO terminates employment for good reason within two years following a change in control, the NEO is entitled to severance consisting of: (1) annual base salary; (2) the highest annual bonus in the last two years; (3) our then maximum annual matching contribution to our 401(k) Plan; (4) car allowance; (5) welfare benefit continuation; and (6) life insurance premium continuation. In addition, the NEO’s unvested stock options and RSUs will fully vest upon such event and the IRC Section 280 tax gross up for severance will be paid if applicable. The time period severance factor for the calculation of the payments is: (1) three years for Mr. Heinemann; (2) two and one-half years for Mr. Duginski and Mr. Wolf; and (3) two years for Messrs. Crawford and O’Connor.

Termination in Conjunction with a Change in Control

Name	Base Salary ($) (1)	Annual Incentive ($) (2)	Health and Welfare ($) (3)	Other Perquisites ($) (4)	Vesting of Unvested Equity ($) (5)	Excise Tax Gross-Up ($) (6)	Total Estimated Payout Following Termination upon Change in Control ($)
Robert F. Heinemann	1,935,000	3,980,400	136,978	181,800	3,353,256	—	9,587,434
Michael Duginski	912,500	1,125,000	133,430	95,500	1,493,680	—	3,760,110
David D. Wolf	850,000	1,000,000	130,305	90,500	1,432,659	1,085,701	4,589,165
G. Timothy Crawford	590,000	380,000	64,832	65,200	731,205	—	1,831,237
Davis O. O’Connor	568,000	340,000	73,642	63,440	1,036,672	662,358	2,804,112

(1)                                  Represents the base salary rate at December 31, 2012 multiplied by a factor of: three times for Mr. Heinemann; two and one-half times for Messrs. Duginski and Wolf; and two times for Messrs. Crawford and O’Connor.

(2)                                  Represents the highest annual bonus in the last two years multiplied by a factor of: three times for Mr. Heinemann; two and one-half times for Messrs. Duginski and Wolf; and two times for Messrs. Crawford and O’Connor.

(3)                                  Represents the normal health care and life insurance coverage for a period of: three times for Messrs. Heinemann, Duginski and Wolf; and two times for Messrs. Crawford and O’Connor.

(4)                                  Represents the maximum annual matching contribution to the Company’s 401(k) Plan, plus certain other benefits for a factor of: three times for Mr. Heinemann; two and one-half times for Messrs. Duginski and Wolf; and two times for Messrs. Crawford and O’Connor.

(5)                                  Represents the value calculated for the acceleration of vesting of unvested stock options and RSUs and the highest value calculated for the stock option life extension that would apply to amounts triggered by the termination of employment in conjunction with a change in control (as shown in the Vesting of Unvested Equity column) and amounts triggered by an eligible termination following a change in control (as shown in the above table). Does not include the value for the vested and deferred RSUs at December 31, 2012 of $9,057,037, $3,859,665, $4,188,177, $1,569,495 and $0 for Messers. Heinemann, Mr. Duginski, Mr. Wolf, Mr. Crawford and Mr. O’Connor, respectively.

(6)                                  Represents the excise tax gross-up payment that would apply to amounts triggered by a termination in conjunction with a change in control (as shown in the Vesting of Unvested Equity column) and amounts triggered by an eligible termination following a change in control (as shown in the above table).  No excise tax gross-up payment is included for Messers. Heinemann, Duginski and Crawford because they have no excise tax liability based on their prior year’s compensation and the required change in control payments.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers and beneficial owners of 10% or more of any class of equity securities file reports of ownership and changes in ownership with the SEC. Those persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Form 5 was required, all Section 16(a) reports were filed on a timely basis in 2012 except for one late Form 4 filing for Mr. Busch for the sale of shares from a trust account for which he has indirect ownership but does not control or initiate the sales and one late filing for Mr. Bush to report the issuance of shares from the lapse of restricted stock units.

REPORT OF THE AUDIT COMMITTEE OF OUR BOARD OF DIRECTORS

The Audit Committee of our Board of Directors consists of Messrs. Cropper, Gaul, Hadden and Mr. Jamieson. In November 2012, Mr. Hadden was added to the Audit Committee to replace Mr. Young who resigned from the Audit Committee.  Our Board has determined that Messrs. Cropper, Gaul and Jamieson are each an audit committee financial expert as defined in the rules and regulations of the SEC and Mr. Hadden is not deemed to be an audit committee financial expert. The Board has determined that each member of the Audit Committee is independent within the meaning of our Director Independence Standards, the criteria established by the New York Stock Exchange and the rules and regulations of the SEC. Mr. Gaul serves as the Chairman of the Committee. In 2012, the Audit Committee met nine times.

Management is responsible for the Company’s internal controls and financial reporting process. PricewaterhouseCoopers LLP (PwC), the Company’s independent registered public accounting firm for the year ended December 31, 2012, is responsible for performing an independent audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB), and an audit of the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB, and to issue its report thereon.

The Audit Committee’s purpose is to assist the Board in overseeing (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independence, qualifications and performance of the Company’s independent auditors and (4) the performance of the Company’s internal audit function.  The Audit Committee reviews, among other things, the Company’s auditing performance and practices, risk management, financial and credit risks, accounting policies and practices, internal control, internal audit policies and practices, tax matters, financial reporting and financial disclosure policies and practices and hedging policies and practices, and reports the results of its reviews to the Board of Directors. The Audit Committee is responsible for: (1) selecting and reviewing the qualifications, independence and performance of our independent registered public accounting firm; (2) reviewing the scope of the annual audit; (3) pre-approving the nature of non-audit services; (4) approving the fees to be paid to the independent registered public accounting firm; (5) approving outside firms hired for their expertise to conduct special projects and internal audits and reviewing their reports; (6) reviewing our accounting practices; and (7) performing any other tasks as described in the Audit Committee’s Charter.

The Audit Committee has reviewed and discussed with management of the Company and with PwC, the Company’s audited financial statements as of and for the year ended December 31, 2012.

The Audit Committee has also discussed with PwC the matters required to be discussed by statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Audit Committee has received and reviewed the written disclosures and the letter from PwC required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence. The Audit Committee has reviewed the services provided by PwC and has specifically pre-approved all services performed by PwC and determined that all fees billed by PwC for non-audit services are compatible with maintaining PwC’s independence. PwC representatives meet with and directly report to the Audit Committee (and the Audit Committee Chairman).

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.

Audit Committee of our Board of Directors

J. Herbert Gaul, Jr. (Chairman)	Stephen L. Cropper

Stephen J. Hadden	Thomas J. Jamieson

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class A Common Stock as of March 18, 2013 for each director and nominee for director, each NEO, and by all executive officers and directors as a group.

Name (1)	Class A Common Stock (2)	Options or RSUs Currently Exercisable or within 60 days of March 18, 2013 (3)	Total Stock and Stock Based Holdings (4)	Percent of Class (5)
Martin H. Young, Jr.,	47,500	23,956	71,456
Robert F. Heinemann (9)	320,998	522,752	843,750	1.55%
Ralph B. Busch, III (6)	448,336	43,956	492,292
William E. Bush, Jr. (7)	177,721	13,956	191,677
Stephen L. Cropper	15,000	33,956	48,956
J. Herbert Gaul, Jr.	42,629	23,956	66,585
Stephen J. Hadden	1,250	—	1,250
Thomas J. Jamieson (8)	293,033	33,956	326,989
J. Frank Keller	5,148	23,956	29,104
Michael S. Reddin	—	—	—
Michael Duginski (9)	59,782	235,831	295,613
David D. Wolf (9)	20,502	92,634	113,136
G. Timothy Crawford (9)	15,299	56,128	71,427
Davis O. O’Connor (9)	2,783	1,479	4,262
Executive officers and directors as a group (18 persons), (10)	1,512,592	1,175,167	2,556,497	4.85%

(1)                                All directors and beneficial owners listed above may be contacted at Berry Petroleum Company, 1999 Broadway, Suite 3700, Denver, CO 80202.

(2)                                 Includes shares held directly or in joint tenancy, shares held in trust, by broker, bank or nominee or other indirect means and over which the individual or member of the group has sole voting or shared voting and/or investment power. Unless otherwise noted, each individual or member of the group has sole voting and investment power with respect to the shares shown in the table above.

(3)                                 Does not include RSUs that have vested for directors and are subject to deferral elections by directors which defer conversion of such RSUs into shares of Common Stock until a date after the 60th day following March 18, 2013. The quantity of deferred RSUs for each director is as follows: Mr. Young, 8,678; Mr. Heinemann, 67,592; Mr. Busch, 8,151; Mr. Bush, 2,292; Mr. Cropper, 8,678; Mr. Gaul, 1,319; Mr. Hadden, 7,359; Mr. Jamieson, 8,678; Mr. Keller, 4,730 and Mr. Reddin, 7,359. Mr. Heinemann’s vested RSUs were awarded for his service as President and CEO.

(4)                                 Does not include 293,062 units owned by the directors and held in a stock account, which units represent the economic equivalent of shares of Class A Common Stock which have been earned by nine of the directors through the Non-Employee Director Deferred Stock and Compensation Plan. These share equivalents are subject to Class A Common Stock market price fluctuations and are non-voting. The stock account unit shares cannot be issued until the director resigns or retires from our Board and are subject to their individual deferral elections. As such, none of these shares are projected to be issued within 60 days of March 18, 2013. Stock account units owned as of March 18, 2013 were: Mr. Young, 93,102 units; Mr. Busch, 47,154 units; Mr. Bush, 16,128; Mr. Cropper, 3,653 units; Mr. Gaul, 34,336 units; Mr. Hadden, 38 units; Mr. Heinemann, 3,223 units; Mr. Jamieson 68,117 units; Mr.Keller 23,834 units; and Mr. Reddin 3,477 units. Mr. Heinemann’s participation relates to the time he was a director prior to his employment by us.

(5)                                 No current director or executive officer, except Mr. Heinemann, beneficially owns more than 1% of the total outstanding shares of Class A Common Stock.

(6)                                 Includes 218,911 shares held directly, 123,500 shares held in the B Group Trust at Union Bank of California which Mr. Busch votes, 76,500 shares held in a family foundation for which Mr. Busch shares voting and investment power with his siblings and 29,425 shares held in trust for his minor children.

(7)                                 Includes 176,921 shares held directly and 800 shares held in trust for Mr. Bush’s grandchildren.

(8)                                 Includes 88,000 shares held directly, 36,303 shares held indirectly by Mr. Jamieson through Jaco Oil Company, a corporation, 143,730 shares held indirectly through a trust and 25,000 shares held indirectly by Mr. Jamieson through a partnership, all entities for which he has investing and voting power for the shares.

(9)                                 Includes 306,053, 43,210, 20,493, 10,901 and 2,783 shares held directly by Mr. Heinemann, Mr. Duginski, Mr. Wolf, Mr. Crawford and Mr. O’Connor, respectively. Also includes 14,945, 16,572, 9, 4,398 and 0 shares held indirectly in the Company’s 401(k) Plan by Mr. Heinemann, Mr. Duginski, Mr. Wolf, Mr. Crawford and Mr. O’Connor, respectively. Does not include 67,592, 31,452, 30,023, 13,176 and 0 vested restricted share units that are subject to deferral elections by Mr. Heinemann, Mr. Duginski, Mr. Wolf,  Mr. Crawford and Mr. O’Connor, respectively, as these shares will not be issuable within 60 days of March 18, 2013.

(10)                          Also includes an additional 54,816 shares held directly by our other officers not included above and 7,795 shares held indirectly by our other officers in our 401(k) Plan.

The following table sets forth, as of April 26, 2013, the only persons known to us to beneficially own 5% or more of our voting securities of the indicated classes, owned beneficially, within the meaning of the rules of the SEC, by persons, other than directors or officers:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Class A Common Stock	Winberta Holdings, Ltd. c/o Berry Petroleum Company 1999 Broadway, Suite 3700 Denver, CO 80202	1,974,034	(1)	3.7%

Class B Stock	Winberta Holdings, Ltd. c/o Berry Petroleum Company 1999 Broadway, Suite 3700 Denver, CO 80202	1,763,866	(1)	100%

Class A Common Stock	FMR LLC 82 Devonshire Street Boston, MA 02109	7,849,760	(3)	14.9%

Class A Common Stock	BlackRock, Inc. 40 East 52nd Street New York, NY 10022	3,005,315	(2)	5.7%

Class A Common Stock	The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	2,652,980	(4)	5%

(1)                                 Based solely on the Schedule 13G/A filed with the SEC on January 25, 2013 by Winberta Holdings Ltd. (Winberta). According to the Schedule 13G/A, Winberta has sole voting and dispositive power on all of the shares indicated. The Class B Stock shares are convertible into Class A Common Stock at the request of Winberta. The Class A Common Stock and Class B Stock are voted as a single class. Winberta’s combined shares comprise 6.9% of the total voting power of our Capital Stock outstanding as of March 18, 2013.

(2)                                 Based solely on the Schedule 13G/A filed with the SEC on February 4, 2013 by BlackRock, Inc. (BlackRock). According to the Schedule 13G/A, Blackrock has sole power to vote and to dispose or direct the disposition of all of the shares indicated.

(3)                                 Based solely on the Schedule 13G/A filed with the SEC on February 13, 2013 by FMR LLC. According to the Schedule 13G/A, FMR LLC has sole power to direct the vote on 1,500,914 shares and the sole power to dispose or direct the disposition of 7,849,760 shares.

(4)                                 Based solely on the Schedule 13G filed with the SEC on February 7, 2013 by The Vanguard Group. According to the Schedule 13G, Vanguard has the sole power to direct the vote on 70,789 shares, sole dispositive power on 2,584,391 shares and shared dispositive power on 68,589 shares.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board is committed to maintaining the highest legal and ethical standards and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. The Charter of our Corporate Governance and Nominating Committee (CGN Committee) requires that members of the CGN Committee review, approve and publicly disclose related party transactions for which such approval is required under applicable law, including the rules and regulations of the SEC and the listed company manual of the New York Stock Exchange. All of the members of the CGN Committee are independent directors within the meaning of our director Independence Standards, the criteria established by the New York Stock Exchange and the rules and regulations of the SEC. The CGN Committee, to the extent feasible, reviews related party transactions in advance to approve such transactions. However, our Board has determined that the Chairman of the CGN Committee can pre-approve or ratify, as the case may be, any related party transaction in which the aggregate amount involved is expected to be less than $250,000 so long as each such transaction is presented to the CGN Committee at its next regularly scheduled meeting. Additionally, the CGN Committee annually reviews and assesses each approved related party transaction to confirm that each such transaction is in compliance with the CGN Committee’s guidelines and that the related party transaction remains appropriate.

We have determined that the CGN Committee shall, subject to certain defined exceptions, review and approve any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any transactions involving indebtedness or guarantees of indebtedness) in which:

•                  the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year;

•                  we are a participant; and

•                  any “Related Person” has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

We define a “Related Person” to be:

•                  any of our senior officers (which shall include at a minimum each Executive Vice President and any Section 16(a) officer) or directors;

•                  a shareholder owning (either directly or beneficially) in excess of 5% of our outstanding Capital Stock;

•                  a person who is an immediate family member of any of the foregoing; or

•                  an entity which is owned or controlled by someone listed above, or an entity in which someone listed above has a substantial ownership interest or control of such entity. Immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-

in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

The CGN Committee has reviewed the general categories of related party transactions described below and determined that each such category of related party transactions is deemed to be pre-approved by the CGN Committee and does not rise to the level of deeming the relevant Related Person to become non-independent, even if the aggregate amount involved will exceed $120,000:

•                  any employment by us of an executive officer if: (a) such compensation is required to be reported in our proxy statement; or (b) the executive officer is not an immediate family member of another of our officers or directors, the related compensation would be reported in our proxy statement if the executive officer were a named executive officer, and our Compensation Committee approved (or recommended that our Board approve) such compensation;

•                  any compensation paid to a director if the compensation is required to be reported in our proxy statement;

•                  any transaction with another company at which a Related Person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s outstanding capital stock, if the aggregate amount involved does not exceed the greater of $1,000,000, or 2%, of that company’s total annual revenues;

•                  any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a Related Person’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $1,000,000, or 2%, of the charitable organization’s total annual receipts;

•                  any transaction in which the Related Person’s interest arises solely from the ownership of our Common Stock and all holders of our Common Stock received the same benefit on a pro rata basis (e.g. dividends);

•                  any transaction involving a Related Person in which the rates or charges involved are determined by competitive bids;

•                  any transaction in which the Related Person renders services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority;

•                  the purchase by us of up to $1,000,000 annually of oilfield parts and supplies from S&D Supply Company, a division of Eagle Creek Mining & Drilling, Inc. (Eagle Creek); or

•                  the purchase or sale through a third party for investment purposes by a Related Person of any of our outstanding debt securities.

When considering the transactions described below involving Eagle Creek, purchases of our outstanding debt securities, and the Victory Settlement Trust, the CGN Committee acknowledged that ,while each of these is considered a “related party transaction” pursuant to our Corporate Governance Guidelines, they do not rise to a level affecting the independence of the relevant Related Party, and that the CGN Committee and our Board have therefore determined that such transactions and matters do not require further analysis by the CGN Committee or our Board unless such transactions materially change in the future.

In addition, our Code of Business Conduct and Ethics prohibits any of our employees, officers or directors from (a) taking for themselves personally business opportunities that are discovered through the use of Company property, information or position, (b) using any Company property, information or position for personal gain, and (c) competing with the Company. If a business opportunity is rejected by disinterested officers or by our Board of Directors, then other employees, officers and directors are not prohibited from pursuing the opportunity.

Eagle Creek Mining & Drilling, Inc.

Eagle Creek, a California corporation, was a wholly-owned subsidiary of our predecessor, Berry Holding Company (BHC), until it was spun off to the majority shareholders of our predecessor in 1984. On November 30, 1989, Eagle Creek purchased the assets of S&D Supply Company, a California partnership (S&D). S&D, a retail distributor of oilfield parts and supplies, is now a division of Eagle Creek. The five-year contract whereby we purchased oilfield parts and supplies from S&D at competitive prices expired November 30, 1999 and was not renewed. Even though the contract expired, based on competitive pricing, we continue to purchase oilfield parts and supplies from S&D. The amounts paid to S&D in 2012, 2011 and 2010 were $898,217, $614,420 and $588,423, respectively. Our total purchases of oilfield pipe, parts and supplies in 2012 from competing vendors selling similar items were in excess of $140 million, such that our purchases from S&D were approximately 0.63% of our total purchases. We believe we pay competitive prices for our purchases from S&D. Mr. Bush was a director of Eagle Creek until July of 2010 and collectively Mr. Bush and his immediate family and Mr. Busch and his immediate family own approximately 24% of the capital stock of Eagle Creek. Eagle Creek sold S&D Supply in late 2012 and no longer has control of any transactions between S&D Supply and the Company.

Outstanding Debt Securities

We have been informed that Mr. Crawford owns $107,000 of our 10.25% Notes due in 2014 and Mr. Bush owns 210,000 of our 10.25% Notes due in 2014 and 185,000 of our 6.75% Notes due in 2020. In all instances, such notes were acquired from third parties in transactions not involving the Company. These are publicly-traded securities and Mr. Crawford and Mr. Bush received no consideration or assistance from the Company in connection such acquisitions. We encourage our insiders to hold our securities and consider such ownership to be in our shareholders’ best interest. While the purchase or sale of our equity securities would not be deemed a related transaction under SEC regulations, the purchase or sale of our debt securities is not afforded the same treatment even though the purchaser of such debt security receives the same benefits on a pro rata basis as all other holders of the debt securities and the holder did not purchase the debt securities directly from us.

Victory Settlement Trust

In connection with our reorganization in 1985, Victory Oil Company (Victory), a California partnership and, at such time, a shareholder of BHC, brought suit against BHC and all of its directors and officers and certain significant shareholders seeking to enjoin the reorganization. As a result of the reorganization, Victory’s shares of BHC stock were converted into shares of our Class A Common Stock representing approximately 9.7% of the shares of our Class A Common Stock outstanding immediately subsequent to the reorganization. In 1986, we, along with Victory and certain of its affiliates, entered into the Instrument for Settlement of Claims and Mutual Release (the Settlement Agreement).

The Settlement Agreement provided for the exchange (and retirement) of all shares of our Class A Common Stock held by Victory and certain of its affiliates for certain assets (the Settlement Assets) conveyed by us to Victory. The Settlement Assets consisted of: (i) a 5% overriding royalty interest in the production removed or sold from certain real property situated in the Midway-Sunset field which is referred to as the Maxwell property (Maxwell Royalty) and (ii) a parcel of real property in Napa, California.

The shares of BHC originally acquired by Victory and the shares of our Class A Common Stock issued to Victory in exchange for such shares of BHC in the reorganization (the Victory Shares) were acquired subject to a legend provision designed to carry out certain provisions of the will of Clarence J. Berry, the founder of our predecessor companies. The legend enforces an equitable charge (the Equitable Charge) which requires that 37.5% of the dividends declared and paid on such shares from time to time be distributed to a group of lifetime income beneficiaries (the B Group).

As a result of the Settlement Agreement, the B Group was deprived of the distributions related to the stock that they would have received on the Victory Shares under the Equitable Charge. In order to protect the interests of the B Group, we executed a Declaration of Trust (the Victory Settlement Trust). In recognition of our, and Victory’s, obligations with respect to the Equitable Charge, Victory agreed in the Settlement Agreement to pay to us in our capacity as trustee under the Victory Settlement Trust, 20% of the 5% Maxwell Royalty (Maxwell B Group Payments). The Maxwell B Group Payments will continue until the death of the last surviving member of the B Group, at which time the payments will cease and the Victory Settlement Trust will terminate. There is one surviving member of the B Group.

Under the Settlement Agreement, we agreed to guarantee that the B Group will receive the same distributions under the Equitable Charge that they would have received had the Victory shares remained as issued and outstanding shares. Accordingly, when we declare and pay dividends on our capital stock, we are obligated to calculate separately the applicable distribution (the Trust Payment).

We will make payments from the Victory Settlement Trust to the surviving member of the B Group, which payments may constitute all or a part of the Trust Payment in March and September of each year. Such payments will be made to the surviving member of the B Group for the remainder of his life. Typically, the Maxwell B Group Payments have contributed to a portion or all of the Trust Payment. During 2012, the Company paid $28,400 to meet our obligations to the Victory Settlement Trust.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by PwC for the audit of our consolidated financial statements as of and for the years ended December 31, 2012 and 2011, as well as fees billed for audit-related services, tax services and all other services rendered by PwC for 2012 and 2011 (in thousands):

	2012	2011
Audit Fees(1)	$1,149	$1,122
Audit Related Fees(2)	—	—
Tax Fees(3)	601	203
All Other Fees(4)	—	—
Total	1,750	1,325

(1)         Includes the fees billed for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services normally provided by PwC in connection with statutory and regulatory filings and submittals or engagements for such years. Amounts also include the fees billed for professional services rendered for attestation services required by applicable statutes or regulations including, without limitation, the report on the effectiveness of our internal control over financial reporting as specified in Section 404 of the Sarbanes-Oxley Act of 2002.

(2)         Includes the fees billed for professional services rendered for assurance and related services provided by PwC that are reasonably related to the performance of the audit or review of our financial statements that are not included above under Audit Fees.

(3)         Includes fees billed for professional services rendered by PwC, primarily in connection with our tax compliance, including tax return assistance and technical advice related to the preparation of tax returns, various tax issues and tax planning.

(4)         Includes the aggregate fees billed for products and services, including software licenses and other services provided by PwC, not reported above. PwC did not provide any financial information systems design or implementation services during 2012 or 2011.

All services provided by PwC in 2012 and 2011 were pre-approved by the Audit Committee. The non-audit services were also reviewed to ensure compatibility with maintaining the accounting firm’s independence.

Under these Audit Committee’s pre-approval procedures, the members of the Audit Committee or the Chairman of the Audit Committee pre-approve both the type of services to be provided by PwC and the estimated fees related to such services. During the pre-approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the accounting firm. The services and fees must be deemed compatible with the maintenance of the accounting firm’s independence, including compliance with applicable rules and regulations of the SEC. Throughout the year, the Audit Committee reviews any revisions to the estimates of pre-approved audit and non-audit fees.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report:

(1) Financial Statements

All financial statements of the Registrant are set forth under Part II, Item 8 of the Original Filing.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the Financial Statements or the notes thereto included in the Original Filing.

(3) Exhibits

2.1

Agreement and Plan of Merger, dated as of February 20, 2013, by and among Berry Petroleum Company, Bacchus HoldCo, Inc., Bacchus Merger Sub, Inc., LinnCo, LLC, Linn Acquisition Company, LLC and Linn Energy, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-09735).

3.2	Restated Bylaws dated December 11, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2009, File No. 1-09735).

4.1

Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit A to the Registrant’s Registration Statement on Form 8-A12B on December 7, 1999, File No. 001-09735).

4.2

Indenture, dated June 15, 2006, between Berry Petroleum Company and Wells Fargo Bank, National Association, as trustee, relating to subordinated debt securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 on June 15, 2006, File No. 1-9735).

4.3

First Supplemental Indenture, dated October 24, 2006, between Berry Petroleum Company and Wells Fargo Bank, National Association, as trustee, including the form of 8.25% senior subordinated note due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2006, File No. 1-9735).

4.4

Indenture, dated June 15, 2006, between Berry Petroleum Company and Wells Fargo Bank, National Association, as trustee, relating to senior debt securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2009, File No. 1-09735).

4.5

First Supplemental Indenture, dated May 27, 2009, between Berry Petroleum Company and Wells Fargo Bank, National Association, as Trustee, including the form of 10.25% senior note due 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2009, File No. 1-09735).

4.6

Second Supplemental Indenture, dated November 1, 2010, between Berry Petroleum Company and Wells Fargo Bank, National Association, as trustee, including the form of 6.75% senior note due 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2010, File No. 1-09735).

4.7

Second Amended and Restated Credit Agreement, dated November 15, 2010, by and among Berry Petroleum Company, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2010, File No. 1-9735).

4.8

First Amendment to the Second Amended and Restated Credit Agreement, dated April 13, 2011, by and among Berry Petroleum Company, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2011, File No. 1-9735).

4.9

Second Amendment to the Second Amended and Restated Credit Agreement, dated June 17, 2011, by and among Berry Petroleum Company, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 1-9735).

4.10

Third Amendment to the Second Amended and Restated Credit Agreement, dated October 26, 2011, by and among Berry Petroleum Company, Wells Fargo Bank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2011, File No. 1-9735).

4.11

Fourth Amendment to the Second Amended and Restated Credit Agreement dated April 13, 2012 by and among the Registrant and Wells Fargo Bank, N.A. and other lenders (filed as exhibit 4.1 to the Registrant’s Current Report on form 8-K filed on April 17, 2012, File No. 1-9735)

The Registrant and its subsidiaries are party to other debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Berry and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Berry agrees to furnish a copy of such instruments to the SEC upon request.

10.1*

Carry and Earning Agreement, dated June 7, 2006, between Registrant and EnCana Oil & Gas (USA), Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2006, File No. 1-9735).

10.2*

Crude Oil Supply Agreement between the Registrant and Holly Refining and Marketing Company - Woods Cross (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-0735).

10.3*

Crude Oil Purchase Contract dated March 20, 2009, between the Registrant and Tesoro Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-09735).

10.4*

Crude Oil Purchase Contract dated July 9, 2012 between the Registrant and ExxonMobil Oil Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-9735).

10.5*

Crude Oil Purchase Contract dated October 5, 2010 between the Registrant and ExxonMobil Oil Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-9735).

10.6†	Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 20, 2002, File No. 333-98379).

10.7†

First Amendment to the Registrant’s Amended and Restated 1994 Stock Option Plan dated as of June 23, 2006 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K June 26, 2006, File No. 1-9735).

10.8†	Berry Petroleum Company 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on July 29, 2005, File No. 333-127018).

10.9†

Form of Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on July 29, 2005, File No. 333-127018).

10.10†

Form of the Stock Appreciation Rights Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on July 29, 2005, File No. 333-127018).

10.11†	Form of Stock Award Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K June 26, 2006, File No. 1-9735).

10.12†

Form of Amended and Restated Restricted Stock Award Agreement for directors under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007, File No. 1-9735).

10.13†

Form of Amended and Restated Restricted Stock Award Agreement for officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K December 17, 2007, File No. 1-9735).

10.14†

Form of Award Grant under the Performance Share Award Program for select officers of the Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 18, 2010, File No. 1-9735).

10.15†

Performance-based Restricted Stock Unit Award Agreement for Robert H. Heinemann under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2010, File No. 1-9735).

10.16†

Performance-based Restricted Stock Unit Award Agreement for David D. Wolf under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2010, File No. 1-9735).

10.17†

Performance-based Restricted Stock Unit Award Agreement for Michael Duginski under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 18, 2010, File No. 1-9735).

10.18†	Berry Petroleum Company 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 23, 2010, File No. 333-167698).

10.19†

Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on June 23, 2010, File No. 333-167698).

10.20†

Form of Restricted Stock Unit Award Agreement for officers under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on June 23, 2010, File No. 333-167698).

10.21†

Form of Restricted Stock Unit Award Agreement for directors under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on June 23, 2010, File No. 333-167698).

10.22†

Form of Stock Option Agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on June 23, 2010, File No. 333-167698).

10.23†

Form of Stock Appreciation Rights Agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on June 23, 2010, File No. 333-167698).

10.24†

Form of Amended and Restated Restricted Stock Unit Award Agreement for officers under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2010, File No. 1-9735).

10.25†

Description of Short-Term Cash Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-9735).

10.26†

Non-Employee Director Deferred Stock and Compensation Plan (as amended and restated effective November 19, 2008) (incorporated by reference to exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-9735).

10.27†

Form of Change in Control Severance Protection Agreement dated August 24, 2006, by and between Registrant and selected employees of the Company (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2006, File No. 1-9735).

10.28†

Amended and Restated Employment Contract dated as of June 23, 2006 by and between the Registrant and Robert F. Heinemann (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K June 26, 2006, File No. 1-9735).

10.29†

Stock Award Agreement dated as of June 23, 2006 by and between the Registrant and Robert F. Heinemann (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K June 26, 2006, File No. 1-9735).

10.30†

Employment Agreement dated November 19, 2008 by and between Berry Petroleum Company and David D. Wolf (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 21, 2008, File No. 1-9735).

10.31†

Employment Agreement dated November 19, 2008 by and between Berry Petroleum Company and Michael Duginski (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2008, File No. 1-9735).

10.32†	Form of Indemnity Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-9735).

12.1#	Ratio of Earnings to Fixed Charges.

23.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2#	Consent of DeGolyer and MacNaughton.

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a).

32.2	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

99.1#	Report of DeGolyer and MacNaughton dated February 15, 2012 regarding the Registrant’s reserves estimates.

99.2	Form of “B” Group Trust (incorporated by reference to Exhibit 28.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on May 22, 1987, File No. 33-13240).

101#	Interactive Data Files.

*                                         Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†                                         Management contract or compensatory plan or arrangement.

#                                         Previously filed or furnished, as applicable, as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 30, 2013.

BERRY PETROLEUM COMPANY

/s/ ROBERT F. HEINEMANN
Robert F. Heinemann
President, Chief Executive Officer and Directors