Form 10-Q/A
period 2013-03-31
BERRY PETROLEUM CO
filed 2013-05-09
CIK 778438

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the Amendment) amends our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, originally filed with the Securities and Exchange Commission (SEC) on May 8, 2013 (the Original Filing). We are filing this Amendment solely for the purpose of amending the graphical presentation of crude oil prices on page 19 of the Original Filing. Part IV is also being amended to add as exhibits new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

BERRY PETROLEUM COMPANY
INDEX TO FORM 10-Q/A
March 31, 2013

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

Three Months Ended
(per BOE)	March 31, 2013
Average sales price including cash derivative settlements	$75.95
Average operating costs—oil and natural gas production	24.13
Average production taxes	3.02
Average operating margin	$48.80

PART II. OTHER INFORMATION

Item 6.    Exhibits

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of February 20, 2013, by and among Berry Petroleum Company, Bacchus HoldCo, Inc., Bacchus Merger Sub, Inc., LinnCo, LLC, Linn Acquisition Company, LLC and Linn Energy, LLC (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 21, 2013, File No. 1-09735).

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files

__________________________________

*	Filed with the Original Filing.
**    Filed herewith.
***     Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BERRY PETROLEUM COMPANY
/s/ JAMIE L. WHEAT
Jamie L. Wheat Vice President and Controller (Principal Accounting Officer)
Date:	May 9, 2013