Form 10-Q
period 2014-03-31
BERRY PETROLEUM CO
filed 2014-05-12
CIK 778438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from_______________ to _______________
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
The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q as it is an indirect wholly owned subsidiary of Linn Energy, LLC, which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC all materials required to be filed pursuant to Section 13, 14 or 15(d) thereof, and the registrant is therefore filing this Form 10-Q with a reduced disclosure format.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
On December 16, 2013, the registrant was acquired (see Note 1 of Notes to the Condensed Financial Statements), as a result of which 100% of its membership interest is currently held by a single member and the registrant deregistered its equity under the Securities Exchange Act of 1934.

i

Glossary of Terms

As commonly used in the oil and natural gas industry and as used in this Quarterly Report on Form 10-Q, the following terms have the following meanings:
Bbl. One stock tank barrel or 42 United States gallons liquid volume.
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
MMcf/d. MMcf per day.
Mwh. One thousands kilowatts of electricity used continuously for one hour.
Mwh/d. Mwh per day.
NGL. Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BERRY PETROLEUM COMPANY, LLC
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,519	$51,041
Accounts receivable – trade, net	138,228	122,855
Derivative instruments	3,626	5,596
Other current assets	32,114	30,833
Total current assets	179,487	210,325

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	4,957,390	4,813,659
Less accumulated depletion and amortization	(76,083)	(10,394)
	4,881,307	4,803,265

Other property and equipment	84,957	83,126
Less accumulated depreciation	(1,972)	(233)
	82,985	82,893

Derivative instruments	2,660	2,511
Other noncurrent assets	9,699	8,051
	12,359	10,562
Total noncurrent assets	4,976,651	4,896,720
Total assets	$5,156,138	$5,107,045

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$250,684	$264,271
Derivative instruments	16,209	20,393
Other accrued liabilities	28,887	28,993
Current portion of long-term debt	207,502	211,558
Total current liabilities	503,282	525,215

Noncurrent liabilities:
Credit facility	1,173,175	1,173,175
Senior notes, net	915,121	916,428
Derivative instruments	891	4,649
Other noncurrent liabilities	188,484	192,091
Total noncurrent liabilities	2,277,671	2,286,343

Commitments and contingencies (Note 10)

Member’s equity:
Additional paid-in capital	2,315,460	2,315,460
Accumulated income (deficit)	59,725	(19,973)
	2,375,185	2,295,487
Total liabilities and member’s equity	$5,156,138	$5,107,045
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues and other:
Oil, natural gas and natural gas liquids sales	$333,116	$266,772
Electricity sales	9,969	7,589
Gains (losses) on oil and natural gas derivatives	3,465	(737)
Marketing revenues	4,846	2,027
Other revenues	(16)	472
	351,380	276,123
Expenses:
Lease operating expenses	90,031	75,268
Electricity generation expenses	8,383	5,296
Transportation expenses	7,993	7,694
Marketing expenses	2,598	1,878
General and administrative expenses	43,491	22,226
Exploration costs	—	3,429
Depreciation, depletion and amortization	68,631	68,478
Taxes, other than income taxes	23,029	13,970
Losses (gains) on sale of assets and other, net	3,367	(23)
	247,523	198,216
Other income and (expenses):
Interest expense, net of amounts capitalized	(24,001)	(24,687)
Other, net	(189)	(49)
	(24,190)	(24,736)
Income before income taxes	79,667	53,171
Income tax expense (benefit)	(31)	20,737
Net income	$79,698	$32,434
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Unaudited)
(in thousands)

	Additional Paid-In Capital	Accumulated Income (Deficit)	Total Member’s Equity
December 31, 2013	$2,315,460	$(19,973)	$2,295,487
Net income	—	79,698	79,698
March 31, 2014	$2,315,460	$59,725	$2,375,185
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flow from operating activities:
Net income	$79,698	$32,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	68,631	68,478
Stock-based compensation expense	—	3,195
Amortization and write-off of deferred financing fees	(3,478)	1,709
Change in book overdraft	—	(232)
Deferred income taxes	(31)	19,648
Other, net	—	5,274
Derivatives activities:
Total (gains) losses	(3,465)	737
Cash settlements	(2,655)	2,409
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	(15,373)	(9,507)
Increase in other assets	(1,040)	(3,057)
Decrease in accounts payable and accrued expenses	(21,127)	(22,866)
Decrease in other liabilities	(6,330)	(6,524)
Net cash provided by operating activities	94,830	91,698
Cash flow from investing activities:
Property acquisitions	—	(2,897)
Development of oil and natural gas properties	(134,750)	(173,849)
Purchases of other property and equipment	(1,833)	(2,613)
Proceeds from sale of properties and equipment and other	—	480
Net cash used in investing activities	(136,583)	(178,879)
Cash flow from financing activities:
Proceeds from borrowings	—	299,200
Repayments of debt	(1,188)	(208,500)
Dividends paid	—	(4,400)
Financing fees and other, net	(2,581)	(112)
Proceeds from stock option exercises	—	65
Excess tax benefit from stock-based compensation	—	721
Net cash provided by (used in) financing activities	(3,769)	86,974
Net decrease in cash and cash equivalents	(45,522)	(207)
Cash and cash equivalents:
Beginning	51,041	312
Ending	$5,519	$105
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
Berry Petroleum Company, LLC (“Berry” or the “Company”) was formed as a Delaware limited liability company on December 16, 2013, and is an indirect wholly owned subsidiary of Linn Energy, LLC (“LINN Energy”) engaged in the production and development of oil and natural gas. The Company’s predecessor, Berry Petroleum Company, was publicly traded from 1987 until being acquired by LINN Energy on December 16, 2013 (see “LINN Energy Transaction” below and Note 2). As of March 31, 2014, Linn Acquisition Company, LLC, a direct subsidiary of LINN Energy, was the Company’s sole member.
The Company’s properties are located in the United States (“U.S.”), in California, which includes California (South Midway-Sunset (“SMWSS”)—Steam Floods, North Midway-Sunset (“NMWSS”)—Diatomite and NMWSS—New Steam Floods (“NSF”)), Texas (Permian Basin and east Texas), Utah (Uinta Basin) and Colorado (Piceance Basin).
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
Principles of Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013. The results reported in these unaudited condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.
The financial statements for previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income (loss), member’s equity or cash flows.
Predecessor and Successor Reporting
The LINN Energy transaction was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, LinnCo initially, and LINN Energy upon the contribution was treated as the accounting acquirer and the Company was treated as the acquired company for financial reporting purposes. As such, the assets and liabilities of the Company were provisionally recorded at their respective fair values as of the acquisition date. Fair value adjustments related to the transaction have been pushed down to the Company, resulting in assets and liabilities of the Company being recorded at their fair values at December 16, 2013. See Note 2 for additional information.
The Company’s statement of operations subsequent to the transaction includes depreciation, depletion and amortization expense on the Company’s oil and natural gas properties, and other property and equipment balances resulting from the fair value adjustments made under the new basis of accounting. Certain other items of income and expense were also impacted.

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Use of Estimates
The preparation of the accompanying condensed financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. The estimates that are particularly significant to the financial statements include estimates of the Company’s reserves of oil, natural gas and natural gas liquids (“NGL”), future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations, certain revenues and operating expenses, fair values of commodity derivatives and fair values of assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Note 2 – LINN Energy Transaction
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

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 3 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2014	December 31, 2013
	(in thousands)
Oil and natural gas:
Proved properties	$3,541,516	$3,397,785
Unproved properties	1,415,874	1,415,874
	4,957,390	4,813,659
Less accumulated depletion and amortization	(76,083)	(10,394)
	$4,881,307	$4,803,265

Note 4 – Debt
The following summarizes the Company’s outstanding debt:

	March 31, 2014	December 31, 2013
	(in thousands, except percentages)
Credit facility (1)	$1,173,175	$1,173,175
10.25% senior notes due June 2014	204,936	205,257
6.75% senior notes due November 2020	299,970	300,000
6.375% senior notes due September 2022	599,163	600,000
Net unamortized premiums	18,554	22,729
Total debt, net	2,295,798	2,301,161
Less current maturities	(207,502)	(211,558)
Total long-term debt, net	$2,088,296	$2,089,603

(1)	Variable interest rates of 2.66% and 2.67% at March 31, 2014, and December 31, 2013, respectively.
Fair Value
The Company’s debt is recorded at the carrying amount in the condensed balance sheets. The carrying amount of the Company’s Credit Facility, as defined below, approximates fair value because the interest rate is variable and reflective of market rates. The Company uses a market approach to determine the fair value of its senior notes using estimates based on prices quoted from third-party financial institutions, which is a Level 2 fair value measurement.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Credit facility	$1,173,175	$1,173,175	$1,173,175	$1,173,175
Senior notes, net	1,122,623	1,138,698	1,127,986	1,128,527
Total debt, net	$2,295,798	$2,311,873	$2,301,161	$2,301,702

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Credit Facility
The Company’s Second Amended and Restated Credit Agreement, as amended (“Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At March 31, 2014, lender commitments under the facility were $1.2 billion but the Company had less than $1 million of borrowing capacity available, including outstanding letters of credit. In February 2014, the Company entered into an amendment to the Credit Facility to amend the terms of certain financial and reporting covenants, and in April 2014, the Company entered into an amendment to the Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items. Any borrowings under the Credit Facility must be repaid upon the redemption or exchange of all of the Company’s outstanding senior notes.
Redetermination of the borrowing base under the Credit Facility, based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in April and October. The lenders under the Credit Facility and Berry also have the right to request interim borrowing base redeterminations once between scheduled redeterminations. Significant declines in commodity prices may result in a decrease in the borrowing base. The Company’s obligations under the Credit Facility are secured by mortgages on its oil and natural gas properties and other personal property. The Company is required to maintain mortgages on properties representing at least 80% of the present value of its oil and natural gas proved reserves.
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
Senior Notes Due June 2014
The Company’s $205 million in aggregate principal amount of 10.25% senior notes due June 2014 (the “June 2014 Senior Notes”) matures on June 1, 2014. Therefore, the $205 million is classified as a current obligation on the Company’s balance sheet at March 31, 2014. In March 2014, the Company and LINN Energy entered into a parent support agreement under which LINN Energy agreed to provide the Company with funds in an amount sufficient to enable the Company to pay its June 2014 Senior Notes in full upon maturity.
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
Senior Notes Due September 2022
The Company has $599 million aggregate principal amount of 6.375% notes due September 2022 (the “September 2022 Senior Notes”). The September 2022 Senior Notes were recorded at their fair value of $607 million on the acquisition date and the $7 million premium is being amortized to interest expense over the life of the related notes.

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Repurchases of Senior Notes
In February 2014, in accordance with the indentures related to the senior notes, the Company repurchased through cash tender offers $321,000, $30,000 and $837,000 of its June 2014 Senior Notes, November 2020 Senior Notes and September 2022 Senior Notes, respectively, for an aggregate purchase price of approximately $1 million, including accrued and unpaid interest.
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
Note 5 – Derivative Instruments
The Company hedges a significant portion of its forecasted oil production to reduce exposure to commodity price fluctuations and provide long-term cash flow predictability to manage its business. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. As a result, currently, the Company does not directly hedge its NGL production. The Company also, from time to time, enters into derivative contracts for a portion of its natural gas consumption.
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
The Company enters into these transactions with respect to a portion of its projected production to provide an economic hedge of the risk related to the future commodity prices received. The Company does not enter into derivative contracts for trading purposes. The Company did not designate any of these contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings. See Note 6 for fair value disclosures about oil and natural gas commodity derivatives.

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes derivative positions for the periods indicated as of March 31, 2014:

	April 1 - December 31, 2014	2015
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	3,713	—
Average price ($/Bbl)	$91.26	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	550	—
Average floor price ($/Bbl)	$90.00	$—
Average ceiling price ($/Bbl)	$102.87	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	2,338	1,095
Short put ($/Bbl)	$72.11	$70.00
Long put ($/Bbl)	$93.76	$90.00
Short call ($/Bbl)	$109.79	$101.62
Three-way collars (ICE Brent):
Hedged volume (MBbls)	275	—
Short put ($/Bbl)	$80.00	$—
Long put ($/Bbl)	$100.00	$—
Short call ($/Bbl)	$114.05	$—
Oil basis differential positions:
ICE Brent - NYMEX WTI basis swaps:
Hedged volume (MBbls)	2,750	2,920
Hedged differential ($/Bbl)	$11.60	$11.60
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (1)
Hedged volume (MBbls)	1,375	—
Hedged differential ($/Bbl)	$0.32	$—

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

Settled derivatives on oil production for the three months ended March 31, 2014, included volumes of 2,250 MBbls at an average contract price of $92.16 per Bbl. The oil derivatives are settled based on the average closing price of NYMEX light crude oil for each day of the delivery month.

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2014	December 31, 2013
	(in thousands)
Assets:
Commodity derivatives	$28,273	$28,291
Liabilities:
Commodity derivatives	$39,087	$45,226
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives. The Credit Facility is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $28 million at March 31, 2014. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.
Gains (Losses) on Derivatives
Gains (losses) on oil and natural gas derivatives were net gains of approximately $3 million for the three months ended March 31, 2014, and net losses of approximately $737,000 for the three months ended March 31, 2013. These amounts are reported on the condensed statements of operations in “gains (losses) on oil and natural gas derivatives.”
Note 6 – Fair Value Measurements on a Recurring Basis
The Company accounts for its commodity derivatives at fair value (see Note 5) on a recurring basis. The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives.
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

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$28,273	$(21,987)	$6,286
Liabilities:
Commodity derivatives	$39,087	$(21,987)	$17,100

	December 31, 2013
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$28,291	$(20,184)	$8,107
Liabilities:
Commodity derivatives	$45,226	$(20,184)	$25,042

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 7 – Asset Retirement Obligations
Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other accrued liabilities” and “other noncurrent liabilities” on the balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the three months ended March 31, 2014); and (iv) a credit-adjusted risk-free interest rate (average of 5.5% for the three months ended March 31, 2014). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2013	$94,830
Liabilities added from drilling	1,412
Current year accretion expense	1,316
Settlements	(1,566)
Asset retirement obligations at March 31, 2014	$95,992
Note 8 – Income Taxes
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company. Prior to the LINN Energy transaction, the Company was a Subchapter C-corporation subject to federal and state income taxes. Amounts recognized for income taxes purposes are reported in “income tax expense (benefit)” on the condensed statements of operations.

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 9 – Equity Incentive Compensation Plans
The successor Company does not have any equity incentive compensation (“EIC”) plans under which it grants stock awards and, therefore, recognized no direct stock compensation expense for the three months ended March 31, 2014. Prior to the LINN Energy transaction, the Company granted equity awards to its employees under its EIC plans. The total compensation expense recognized by the predecessor Company in the condensed statement of operations for grants under the Company’s EIC plans was approximately $3 million for the three months ended March 31, 2013. In connection with the LINN Energy transaction, effective December 16, 2013, the predecessor Company’s equity awards were exchanged for LinnCo common shares or LINN Energy equity awards.
Note 10 – Commitments and Contingencies
East Texas Gathering System
The Company has entered into certain long-term natural gas gathering agreements for its east Texas production. The agreements contain embedded leases and the transaction has been accounted for as a financing obligation. The fair value of the property associated with this transaction was recorded in the amount of approximately $13 million and is being depreciated over the remaining useful life of the asset. Under the agreements, portions of the payments are recorded as gathering expense and interest expense with the balance recorded as a reduction to the financing obligation. There are no minimum payments required under these agreements.
Carry and Earning Agreement
In January 2011, the Company entered into an amendment relating to certain contractual obligations to a third-party co-owner of certain Piceance Basin assets in Colorado. The amendment waives a $200,000 penalty for each well not spud by February 2011 and requires the Company to reassign to such third party, by January 31, 2020, all of the interest acquired by the Company from the third party in each 160-acre tract in which the Company has not drilled and completed a well that is producing or capable of producing from a designated formation, or deeper formation, on January 1, 2020. The amendment also requires the Company to pay the first $9 million of costs incurred in connection with the construction of either an extension of the existing access road or a new access road, including the third party’s 50% share. Pursuant to the terms of a further amendment entered into in April 2014, if by September 30, 2015, the Company does not expend $9 million on the construction of either the extension of the road or a new road, the Company is obligated to pay the third party 50% of the difference between $12 million and the actual amount expended on road construction as of such date. Under the terms of the amendment, this deadline is subject to further extension to no later than December 31, 2015. Due to the need to obtain regulatory approvals, among other reasons, the Company has not yet commenced construction of either an extension of the existing access road or a new access road and may be unable to do so by the extended deadline, thus triggering the payment obligation to the third party.
Legal Matters
Department of the Interior Notice of Proposed Debarment
On June 14, 2012, the Company received a Notice of Proposed Debarment issued by the United States Department of the Interior (“DOI”). Pursuant to the notice, the DOI’s Office of the Inspector General proposed to debar the Company from participation in certain federal contracts and assistance activities, including oil and natural gas leases, for a period of three years. The basis for the proposed debarment relates to the Company’s purported noncompliance with Bureau of Land Management (“BLM”) regulations relating to the operation of certain equipment, and the submission of related site facility diagrams, in its Uinta operations. In 2011, the Company entered into a settlement agreement with the BLM and paid a $2 million civil penalty relating to the matter. The Company contested the proposed debarment and believes the matter is without merit; nevertheless, in June 2013, the Company entered into an agreement with the DOI to resolve the matter administratively through an independent compliance review. The independent compliance review has concluded and the final compliance review reports have been submitted to the DOI. The Company has been informed that the DOI intends to make follow-up inquiries to the Company in the near future, but has not received any further communications to date.
Other

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company is involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not have a material effect on its business, financial condition, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
During the three months ended March 31, 2014, and March 31, 2013, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 11 – Related Party Transactions
LINN Energy
All former employees of the Company that were retained after the LINN Energy transaction are now employed by Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, and along with other LOI personnel, provide services and support to the Company in accordance with an agency agreement and power of attorney between the Company and LOI. For the three months ended March 31, 2014, the Company incurred management fee expenses of approximately $36 million for services provided by LOI.
The Company’s $205 million of June 2014 Senior Notes matures on June 1, 2014. In March 2014, the Company and LINN Energy entered into a parent support agreement under which LINN Energy agreed to provide the Company with funds in an amount sufficient to enable the Company to pay its June 2014 Senior Notes in full upon maturity.
Other
One of LINN Energy’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months ended March 31, 2014, the Company paid approximately $78,000 to Superior or its subsidiaries for services rendered to the Company. The transactions associated with these payments were consummated on terms equivalent to those that prevail in arm’s-length transactions.
Note 12 – Supplemental Disclosures to the Condensed Balance Sheets and Condensed Statements of Cash Flows
“Other accrued liabilities” reported on the condensed balance sheets include the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued interest	$19,138	$18,926
Accrued compensation	6,340	6,749
Asset retirement obligations (current portion)	3,318	3,318
Other	91	—
	$28,887	$28,993

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed statements of cash flows are presented below:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
(in thousands)
Cash payments for interest, net of amounts capitalized	$27,163	$20,629
Cash payments for income taxes	$—	$—

Noncash investing activities:
Accrued capital expenditures	$7,540	$32,379
Asset retirement obligations	$1,412	$7,022

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in the Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The reference to a “Note” herein refers to the accompanying Notes to Condensed Financial Statements contained in Item 1. “Financial Statements.”
Executive Overview
Berry Petroleum Company, LLC (“Berry” or the “Company”) was formed as a Delaware limited liability company on December 16, 2013, and is an indirect wholly owned subsidiary of Linn Energy, LLC (“LINN Energy”) engaged in the production and development of oil and natural gas. The Company’s predecessor, Berry Petroleum Company, was publicly traded from 1987 until being acquired by LINN Energy in December 2013 (see “LINN Energy Transaction” below and Note 2). After being acquired and as of March 31, 2014, Linn Acquisition Company, LLC, a direct subsidiary of LINN Energy, was the Company’s sole member. The Company’s principal reserves and producing properties are located in California (South Midway-Sunset (“SMWSS”)—Steam Floods, North Midway-Sunset (“NMWSS”)—Diatomite, NMWSS—New Steam Floods (“NSF”)), Texas (Permian Basin and east Texas), Utah (Uinta Basin) and Colorado (Piceance Basin).
Results for the three months ended March 31, 2014, included the following:

•	oil, natural gas and NGL sales of approximately $333 million compared to $267 million for the first quarter of 2013;

•	average daily production of 47.4 MBOE/d compared to 39.7 MBOE/d for the first quarter of 2013;

•	net income of approximately $80 million compared to $32 million for the first quarter of 2013;

•	net cash provided by operating activities of approximately $95 million compared to $92 million for the first quarter of 2013;

•	capital expenditures, excluding acquisitions, of approximately $137 million compared to $176 million for the first quarter of 2013; and

•	71 wells drilled (all successful) compared to 80 wells drilled (all successful) for the first quarter of 2013.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Predecessor and Successor Reporting
As a result of the impact of pushdown accounting on the acquisition date (see Note 1), the Company’s financial statements and certain note presentations are separated into two distinct periods, the period before the consummation of the LINN Energy transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the application of different basis of accounting between the periods presented. Despite this separate GAAP presentation, the successor had no independent oil and natural gas operations prior to the acquisition, and, accordingly, there were no operational activities that changed as a result of the acquisition of the predecessor.
Results of Operations
Three Months Ended March 30, 2014, Compared to Three Months Ended March 20, 2013

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2014	March 31, 2013	Variance
Revenues and other:
Oil sales	$294,901	$244,455	$50,446
Natural gas sales	28,945	15,995	12,950
NGL sales	9,270	6,322	2,948
Total oil, natural gas and NGL sales	333,116	266,772	66,344
Electricity sales	9,969	7,589	2,380
Gains (losses) on oil and natural gas derivatives	3,465	(737)	4,202
Marketing and other revenues	4,830	2,499	2,331
	351,380	276,123	75,257
Expenses:
Lease operating expenses	90,031	75,268	14,763
Electricity generation expenses	8,383	5,296	3,087
Transportation expenses	7,993	7,694	299
Marketing expenses	2,598	1,878	720
General and administrative expenses	43,491	22,226	21,265
Exploration costs	—	3,429	(3,429)
Depreciation, depletion and amortization	68,631	68,478	153
Taxes, other than income taxes	23,029	13,970	9,059
Losses (gains) on sale of assets and other, net	3,367	(23)	3,390
	247,523	198,216	49,307
Other income and (expenses)	(24,190)	(24,736)	546
Income before income taxes	79,667	53,171	26,496
Income tax expense (benefit)	(31)	20,737	(20,768)
Net income	$79,698	$32,434	$47,264

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013	Variance
Average daily production:
Oil (MBbls/d)	35.5	29.2	22%
NGL (MBbls/d)	2.4	2.0	20%
Natural gas (MMcf/d)	57.2	51.1	12%
Total (MBOE/d)	47.4	39.7	19%

Weighted average price: (1)
Oil (Bbl)	$92.27	$92.98	(1)%
NGL (Bbl)	$43.04	$36.13	19%
Natural gas (Mcf)	$5.62	$3.48	61%

Average NYMEX prices:
Oil (Bbl)	$98.68	$94.37	5%
Natural gas (MMBtu)	$4.94	$3.34	48%

Costs per BOE of production:
Lease operating expenses	$21.08	$21.08	—%
Transportation expenses	$1.87	$2.15	(13)%
General and administrative expenses	$10.19	$6.22	64%
Depreciation, depletion and amortization	$16.07	$19.18	(16)%
Taxes, other than income taxes	$5.39	$3.91	38%

(1)	Does not include the effect of gains (losses) on derivatives.
Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $66 million or 25% to approximately $333 million for the three months ended March 31, 2014, from approximately $267 million for the three months ended March 31, 2013, due to higher production volumes and higher natural gas and NGL prices partially offset by lower oil prices. Higher natural gas and NGL prices resulted in an increase in revenues of approximately $11 million and $1 million, respectively. Lower oil prices resulted in a decrease in revenues of approximately $2 million.
Average daily production volumes increased to approximately 47.4 MBOE/d for the three months ended March 31, 2014, from 39.7 MBOE/d for the three months ended March 31, 2013. Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $53 million, $2 million, and $1 million, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table sets forth average daily production by operating area:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013	Variance
Average daily production (MBOE/d):
California	24.0	19.6	4.4	23%
Uinta Basin	10.9	7.3	3.6	49%
Permian Basin	8.7	8.1	0.6	8%
Piceance Basin	2.1	2.5	(0.4)	(18)%
East Texas	1.7	2.2	(0.5)	(20)%
	47.4	39.7	7.7	20%
The increase in average daily production volumes in California, the Uinta Basin and Permian Basin operating areas primarily reflect development capital spending. The decrease in average daily production volumes in the Piceance Basin and East Texas operating areas primarily reflect the effects of natural declines.
Electricity Sales
The following table sets forth selected electricity data:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013	Variance
Electricity sales (in thousands)	$9,969	$7,589	31%
Electricity generation expenses (in thousands)	$8,383	$5,296	58%
Electric power produced (Mwh/d)	2,108	2,036	4%
Electric power sold (Mwh/d)	1,914	1,851	3%
Average sales price per Mwh	$57.85	$44.77	29%
Fuel gas cost per MMBtu (including transportation)	$5.58	$3.55	57%
Estimated natural gas volumes consumed to produce electricity (MMBtu/d) (1)	15,768	14,726	7%

(1)	Estimate is based on the historical allocation of fuel costs to electricity.
Electricity sales increased by approximately $2 million or 31% to approximately $10 million for the three months ended March 31, 2014, from approximately $8 million for the three months ended March 31, 2013, primarily due to an increase in the average sales price of electricity and electric power sold during the period.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains (losses) on oil and natural gas derivatives increased by approximately $4 million to gains of approximately $3 million for the three months ended March 31, 2014, from losses of approximately $737,000 for the three months ended March 31, 2013. Gains on oil and natural gas derivatives increased primarily due to the changes in fair value of the derivative contracts during the period. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 5 and Note 6 for additional information about the Company’s commodity derivatives. For information about the Company’s credit risk related to derivative contracts, see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues increased by approximately $2 million or 93% to approximately $5 million for the three months ended March 31, 2014, from approximately $3 million for the three months ended March 31, 2013, primarily due to an increase in natural gas prices.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $15 million or 20% to approximately $90 million for the three months ended March 31, 2014, from approximately $75 million for the three months ended March 31, 2013. Lease operating expenses increased primarily due to an increase in steam costs caused by an increase in the price and volume of natural gas used in steam generation. Lease operating expenses per BOE remained consistent at $21.08 per BOE for the three months ended March 31, 2014, and March 31, 2013.
The following table sets forth steam information:

	Successor	Predecessor
	March 31, 2014	March 31, 2013	Variance
Average net volume of steam injected (Bbls/d)	231,756	197,829	17%
Fuel gas cost per MMBtu (including transportation)	$5.58	$3.55	57%
Estimated natural gas volumes consumed to produce steam (MMBtu/d)	83,366	66,171	26%
Electricity Generation Expenses
Electricity generation expenses increased by approximately $3 million or 58% to approximately $8 million for the three months ended March 31, 2014, from approximately $5 million for the three months ended March 31, 2013, primarily due to increases in fuel gas cost and fuel gas volumes purchased.
Transportation Expenses
Transportation expenses remained consistent at approximately $8 million for the three months ended March 31, 2014, and March 31, 2013.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses increased by approximately $1 million or 38% to approximately $3 million for the three months ended March 31, 2014, from approximately $2 million for the three months ended March 31, 2013, primarily due to an increase in natural gas prices.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses increased approximately $21 million or 96% to approximately $43 million for the three months ended March 31, 2014, from approximately $22 million for the three months ended March 31, 2013. General and administrative expenses per BOE also increased to $10.19 per BOE for the three months ended March 31, 2014, from $6.22 per BOE for the three months ended March 31, 2013. The increase was primarily due to higher share-based compensation allocated to the Company by Linn Operating, Inc. during the first quarter of 2014 which is expected to decrease over the remainder of the year.
Exploration Costs
The Company recorded no exploration costs for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company recorded exploration costs of approximately $3 million primarily for the purchase of seismic data.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $1 million to approximately $69 million for the three months ended March 31, 2014, from approximately $68 million for the three months ended March 31, 2013. Higher total production volumes were the primary reason for the increased expense. Depreciation, depletion and amortization per BOE decreased to $16.07 per BOE for the three months ended March 31, 2014, from $19.18 per BOE for the three months ended March 31, 2013, primarily due to a lower oil and natural gas properties basis as a result of the adjustment made to record the properties at fair value on December 16, 2013, the acquisition date.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased approximately $9 million or 65% to approximately $23 million for the three months ended March 31, 2014, from approximately $14 million for the three months ended March 31, 2013. Severance taxes, which are a function of revenues generated from production, increased by approximately $7 million compared to the three months ended March 31, 2013, primarily due to higher production volumes and higher natural gas, oil and NGL prices. Ad valorem taxes, which are primarily based on the value of reserves and production equipment and vary by location, increased by approximately $1 million compared to the three months ended March 31, 2013. In addition, the Company recorded approximately $4 million associated with California carbon allowances for the three months ended March 31, 2014, compared to $3 million for the three months ended March 31, 2013.
Other Income and (Expenses)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013	Variance
(in thousands)
Interest expense, net of amounts capitalized	$(24,001)	$(24,687)	$686
Other, net	(189)	(49)	(140)
	$(24,190)	$(24,736)	$546
Other income and (expenses) decreased by approximately $1 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Interest expense decreased primarily due to the amortization of premiums related to the Company’s debt being recorded at fair value on December 16, 2013, the acquisition date, and lower amortization of financing fees, partially offset by higher outstanding debt during the period. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
Effective December 16, 2013, the Company became a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and therefore, recognition has not been given to federal and state income taxes for the operations of the Company. Prior to the LINN Energy transaction, the Company was a Subchapter C-corporation subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $31,000 for the three months ended March 31, 2014, compared to income tax expense of approximately $21 million for the three months ended March 31, 2013. The decrease was primarily due to the Company’s conversion to a limited liability company from a Subchapter C-corporation in connection with the LINN Energy transaction.
Net Income
Net income increased by approximately $48 million or 146% to approximately $80 million for the three months ended March 31, 2014, from approximately $32 million for the three months ended March 31, 2013. The increase was primarily due to higher production revenues, partially offset by higher expenses. See discussions above for explanations of variances.
Liquidity and Capital Resources
The Company has utilized funds from debt offerings, borrowings under its Credit Facility and net cash provided by operating activities for capital resources and liquidity. Historically, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the three months ended March 31, 2014, and March 31, 2013, the Company’s

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

total capital expenditures were approximately $137 million and $176 million, respectively. LINN Energy continually evaluates the capital needs of the Company along with those of its other operating areas. LINN Energy establishes a capital plan each calendar year for all of its operations based on development opportunities and the expected cash flow from operations for that year. The capital plan may be revised during the year as a result of drilling outcomes or significant changes in cash flows. To the extent net cash provided by operating activities is higher or lower than currently anticipated, LINN Energy may adjust the Company’s capital plan accordingly or adjust borrowings under the Company’s Credit Facility, as needed. However, at March 31, 2014, the Company had less than $1 million of borrowing capacity available under its Credit Facility.
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
Any cash generated by the Company is currently being used by the Company to fund its activities and is not currently being distributed to LINN Energy for further distribution to its unitholders. To the extent that the Company generates cash in excess of its needs, the indentures applicable to its senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and the Company may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Company’s indentures. The Company’s restricted payments basket was approximately $41 million at March 31, 2014, and may be increased in accordance with the terms of the Company’s indentures by, among other things, 50% of the Company’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
The Company’s $205 million of June 2014 Senior Notes matures on June 1, 2014. In March 2014, the Company and LINN Energy entered into a parent support agreement under which LINN Energy agreed to provide the Company with funds in an amount sufficient to enable the Company to pay its June 2014 Senior Notes in full upon maturity.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2014	March 31, 2013	Variance
Net cash:
Provided by operating activities	$94,830	$91,698	$3,132
Used in investing activities	(136,583)	(178,879)	42,296
(Used in) provided by financing activities	(3,769)	86,974	(90,743)
Net decrease in cash and cash equivalents	$(45,522)	$(207)	$(45,315)
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2014, was approximately $95 million, compared to approximately $92 million for the three months ended March 31, 2013. The increase was primarily due to higher production related revenues principally due to increased production volumes and higher natural gas and NGL prices, partially offset by higher expenses, lower cash settlements on derivatives and lower oil prices.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2014	March 31, 2013
Cash flow from investing activities:
Property acquisitions	$—	$(2,897)
Capital expenditures	(136,583)	(176,462)
Proceeds from sale of properties and equipment and other	—	480
	$(136,583)	$(178,879)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities during 2014.
Financing Activities
There was no significant cash flow from financing activities for the three months ended March 31, 2014. Cash provided by financing activities for the three months ended March 31, 2013, included net borrowings of approximately $91 million under the Company’s Credit Facility.
Debt
The Company’s Second Amended and Restated Credit Agreement, as amended (“Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At March 31, 2014, lender commitments under the facility were $1.2 billion but the Company had less than $1 million of borrowing capacity available, including outstanding letters of credit. In February 2014, the Company entered into an amendment to the Credit Facility to amend the terms of certain financial and reporting covenants, and in April 2014, the Company entered into an amendment to the Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items. Any borrowings under the Credit Facility must be repaid upon the redemption or exchange of all of the Company’s outstanding senior notes.
As of March 31, 2014, the Company was in compliance with all financial and other covenants of its Credit Facility. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facility, see Note 4.
In February 2014, in accordance with the indentures related to the senior notes, the Company repurchased through cash tender offers $321,000, $30,000 and $837,000 of its June 2014 Senior Notes, November 2020 Senior Notes and September 2022 Senior Notes, respectively, for an aggregate purchase price of approximately $1 million, including accrued and unpaid interest.
The Company’s $205 million of June 2014 Senior Notes matures on June 1, 2014. In March 2014, the Company and LINN Energy entered into a parent support agreement under which LINN Energy agreed to provide the Company with funds in an amount sufficient to enable the Company to pay its June 2014 Senior Notes in full upon maturity.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2013 Annual Report on Form 10-K. There have been no significant changes to the Company’s contractual obligations from December 31, 2013. See Note 4 for additional information about the Company’s debt instruments.
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.
Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include content about the Company’s:

•	business strategy;

•	financial strategy;

•	ability to obtain additional funding from LINN Energy;

•	effects of legal proceedings;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.
All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. These forward-looking statements may be found in Item 2. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
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
The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2013 Annual Report on Form 10-K. The reference to a “Note” herein refers to the accompanying Notes to Condensed Financial Statements contained in Item 1. “Financial Statements.”
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
The Company enters into these transactions with respect to a portion of its projected production to provide an economic hedge of the risk related to the future commodity prices received. The Company does not enter into derivative contracts for trading purposes. The appropriate level of production to be hedged is an ongoing consideration and is based on a variety of factors, including current and future expected commodity market prices, cost and availability of derivatives contracts, the level of LINN Energy’s acquisition activity and overall risk profile, including leverage and size and scale considerations. As a result, the appropriate percentage of production volumes to be hedged may change over time.
At March 31, 2014, the fair value of fixed price swaps, collars and three-way collars was a net liability of approximately $16 million. A 10% increase in the index oil price above the March 31, 2014, price would result in a net liability of approximately $76 million, which represents a decrease in the fair value of approximately $60 million; conversely, a 10% decrease in the index oil price below the March 31, 2014, price would result in a net asset of approximately $41 million, which represents an increase in the fair value of approximately $57 million. At March 31, 2014, the Company had no outstanding natural gas derivative instruments.
At December 31, 2013, the fair value of fixed price swaps, collars and three-way collars was a net liability of approximately $6 million. A 10% increase in the index oil price above the December 31, 2013, price would result in a net liability of approximately $83 million, which represents a decrease in the fair value of approximately $77 million; conversely, a 10% decrease in the index oil price below the December 31, 2013, price would result in a net asset of approximately $67 million,

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

which represents an increase in the fair value of approximately $73 million. At December 31, 2013, the Company had no outstanding natural gas derivative instruments.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at March 31, 2014, and December 31, 2013, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flow and ability to pay distributions could be impacted.
Interest Rate Risk
At March 31, 2014, the Company had long-term debt outstanding under its Credit Facility of approximately $1.2 billion which incurred interest at floating rates (see Note 4). A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $12 million increase in annual interest expense.
At December 31, 2013, the Company had long-term debt outstanding under its Credit Facility of approximately $1.2 billion which incurred interest at floating rates. A 1% increase in the LIBOR would result in an estimated $12 million increase in annual interest expense.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value on a recurring basis (see Note 6). The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.
At March 31, 2014, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 0.80%. A 1% increase in the average public bond yield spread would result in an estimated $53,000 increase in net income for the three months ended March 31, 2014. At March 31, 2014, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0.17% and 0.39%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $58,000 decrease in net income for the three months ended March 31, 2014.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, and LINN Energy’s Audit Committee of the Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in the Company’s Internal Control Over Financial Reporting
The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the condensed financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. LINN Energy continues to integrate certain business operations, information systems, processes and related internal control over financial reporting as a result of the acquisition of the Company. The Company will continue to assess the effectiveness of its internal control over financial reporting as integration activities continue.

Part II – Other Information
Item 1.    Legal Proceedings
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
Other
The Company is involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, results of operations or liquidity are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
This item is intentionally omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10‑Q.
Item 3.    Defaults Upon Senior Securities
This item is intentionally omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10‑Q.
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit Number	Description
10.1
Parent Support Agreement dated March 25, 2014 between Berry Petroleum Company, LLC and Linn Energy, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014)

10.2
Eighth Amendment to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated February 21, 2014, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated by reference to Exhibit 10.38 to Linn Energy, LLC’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014)

10.3
Ninth Amendment to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated April 30, 2014, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated by reference to Exhibit 10.4 to Linn Energy, LLC’s Quarterly Report on Form 10-Q filed on May 1, 2014)

10.4*	Agency Agreement and Power of Attorney dated March 5, 2014 between Berry Petroleum Company, LLC and Linn Operating, Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Data Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BERRY PETROLEUM COMPANY, LLC
(Registrant)
Date: May 12, 2014	/s/ David B. Rottino
David B. Rottino Executive Vice President, Business Development and Chief Accounting Officer (As Duly Authorized Officer and Chief Accounting Officer)