Form 10-Q
period 2014-06-30
BERRY PETROLEUM CO
filed 2014-08-13
CIK 778438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
BERRY PETROLEUM COMPANY, LLC
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$2,489	$51,041
Accounts receivable – trade, net	156,577	122,855
Derivative instruments	2,070	5,596
Other current assets	30,235	30,833
Total current assets	191,371	210,325

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	5,126,125	4,813,659
Less accumulated depletion and amortization	(150,631)	(10,394)
	4,975,494	4,803,265

Other property and equipment	89,856	83,126
Less accumulated depreciation	(3,790)	(233)
	86,066	82,893

Derivative instruments	1,210	2,511
Other noncurrent assets	16,204	8,051
	17,414	10,562
Total noncurrent assets	5,078,974	4,896,720
Total assets	$5,270,345	$5,107,045

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$314,108	$264,271
Derivative instruments	31,575	20,393
Other accrued liabilities	19,560	28,993
Current portion of long-term debt	—	211,558
Total current liabilities	365,243	525,215

Noncurrent liabilities:
Credit facility	1,173,175	1,173,175
Senior notes, net	914,680	916,428
Derivative instruments	—	4,649
Other noncurrent liabilities	184,591	192,091
Total noncurrent liabilities	2,272,446	2,286,343

Commitments and contingencies (Note 10)

Member’s equity:
Additional paid-in capital	2,493,923	2,315,460
Accumulated income (deficit)	138,733	(19,973)
	2,632,656	2,295,487
Total liabilities and member’s equity	$5,270,345	$5,107,045
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Revenues and other:
Oil, natural gas and natural gas liquids sales	$360,380	$274,715	$693,496	$541,487
Electricity sales	10,192	9,513	20,161	17,102
Gains (losses) on oil and natural gas derivatives	(25,562)	35,622	(22,097)	34,885
Marketing revenues	2,242	2,255	7,088	4,282
Other revenues	9	233	(7)	705
	347,261	322,338	698,641	598,461
Expenses:
Lease operating expenses	93,354	79,759	183,385	155,027
Electricity generation expenses	7,629	6,337	16,012	11,633
Transportation expenses	7,483	8,293	15,476	15,987
Marketing expenses	2,096	2,198	4,694	4,076
General and administrative expenses	28,322	19,371	71,813	41,597
Exploration costs	—	872	—	4,301
Depreciation, depletion and amortization	77,753	70,272	146,384	138,750
Taxes, other than income taxes	23,479	14,229	46,508	28,199
(Gains) losses on sale of assets and other, net	4,257	—	7,624	(23)
	244,373	201,331	491,896	399,547
Other income and (expenses):
Interest expense, net of amounts capitalized	(23,486)	(24,879)	(47,487)	(49,566)
Other, net	(445)	82	(634)	33
	(23,931)	(24,797)	(48,121)	(49,533)
Income before income taxes	78,957	96,210	158,624	149,381
Income tax expense (benefit)	(51)	34,846	(82)	55,583
Net income	$79,008	$61,364	$158,706	$93,798
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Unaudited)
(in thousands)

	Additional Paid-In Capital	Accumulated Income (Deficit)	Total Member’s Equity

December 31, 2013	$2,315,460	$(19,973)	$2,295,487
Capital contribution from affiliate	220,000	—	220,000
Distribution to affiliate	(41,537)	—	(41,537)
Net income	—	158,706	158,706
June 30, 2014	$2,493,923	$138,733	$2,632,656
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Cash flow from operating activities:
Net income	$158,706	$93,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	146,384	138,750
Stock-based compensation expense	—	5,903
Amortization and write-off of deferred financing fees	(5,492)	3,438
Change in book overdraft	—	(14,885)
Deferred income taxes	(82)	61,639
Other, net	—	5,382
Derivatives activities:
Total (gains) losses	22,097	(34,885)
Cash settlements	(10,472)	4,844
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	(34,294)	(16,518)
Decrease in other assets	1,486	242
Increase (decrease) in accounts payable and accrued expenses	11,869	(11,470)
Decrease in other liabilities	(25,473)	(4,278)
Net cash provided by operating activities	264,729	231,960
Cash flow from investing activities:
Property acquisitions	—	(3,080)
Development of oil and natural gas properties	(269,129)	(302,724)
Purchases of other property and equipment	(5,625)	(3,954)
Proceeds from sale of properties and equipment and other	—	11,511
Net cash used in investing activities	(274,754)	(298,247)
Cash flow from financing activities:
Proceeds from borrowings	—	490,700
Repayments of debt	(206,124)	(407,600)
Dividends paid	—	(8,803)
Financing fees and other, net	(10,866)	(223)
Proceeds from stock option exercises	—	65
Capital contribution from affiliate	220,000	—
Distribution to affiliate	(41,537)	—
Excess tax benefit from stock-based compensation	—	750
Net cash provided by (used in) financing activities	(38,527)	74,889
Net increase (decrease) in cash and cash equivalents	(48,552)	8,602
Cash and cash equivalents:
Beginning	51,041	312
Ending	$2,489	$8,914
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
Berry Petroleum Company, LLC (“Berry” or the “Company”) was formed as a Delaware limited liability company on December 16, 2013, and is an indirect wholly owned subsidiary of Linn Energy, LLC (“LINN Energy”) engaged in the production and development of oil and natural gas. The Company’s predecessor, Berry Petroleum Company, was publicly traded from 1987 until December 2013. On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between LINN Energy, LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and LINN Energy, under which LinnCo contributed Berry to LINN Energy in exchange for LINN Energy units (see Note 2). Linn Acquisition Company, LLC, a direct subsidiary of LINN Energy, is currently the Company’s sole member.
The Company’s properties are located in the United States (“U.S.”), in California, which includes California (South Midway-Sunset (“SMWSS”)—Steam Floods, North Midway-Sunset (“NMWSS”)—Diatomite and NMWSS—New Steam Floods (“NSF”)), Texas (Permian Basin and east Texas), Utah (Uinta Basin) and Colorado (Piceance Basin).
Principles of Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results reported in these unaudited condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
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
The Company’s statements of operations subsequent to the transaction includes depreciation, depletion and amortization expense on the Company’s oil and natural gas properties, and other property and equipment balances resulting from the fair value adjustments made under the new basis of accounting. Certain other items of income and expense were also impacted. Therefore, the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction.
As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the application of different basis of accounting between the periods presented.

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers. The ASU will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years (early adoption prohibited). The Company is currently evaluating the impact, if any, of the adoption of this ASU on its financial statements and related disclosures.
Note 2 – Properties Exchange and LINN Energy Transaction
Properties Exchange – Pending
On May 20, 2014, the Company, along with a subsidiary of its indirect parent LINN Energy, entered into a definitive agreement to trade a portion of its Permian Basin properties to Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc., for operating interests in the Hugoton Basin. The Company anticipates the transaction will close in the third quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
LINN Energy Transaction
On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between LINN Energy, LinnCo, an affiliate of LINN Energy, and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and LINN Energy, under which LinnCo contributed Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares. Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units, after which Berry became an indirect wholly owned subsidiary of LINN Energy. The transaction has a value of approximately $4.6 billion, including the assumption of approximately $2.3 billion of Berry’s debt and net of cash acquired of approximately $451 million.
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

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Note 3 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2014	December 31, 2013
	(in thousands)
Oil and natural gas:
Proved properties	$3,755,393	$3,397,785
Unproved properties	1,370,732	1,415,874
	5,126,125	4,813,659
Less accumulated depletion and amortization	(150,631)	(10,394)
	$4,975,494	$4,803,265

Note 4 – Debt
The following summarizes the Company’s outstanding debt:

	June 30, 2014	December 31, 2013
	(in thousands, except percentages)

Credit facility (1)	$1,173,175	$1,173,175
10.25% senior notes due June 2014	—	205,257
6.75% senior notes due November 2020	299,970	300,000
6.375% senior notes due September 2022	599,163	600,000
Net unamortized premiums	15,547	22,729
Total debt, net	2,087,855	2,301,161
Less current maturities	—	(211,558)
Total long-term debt, net	$2,087,855	$2,089,603

(1)	Variable interest rates of 2.66% and 2.67% at June 30, 2014, and December 31, 2013, respectively.
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

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Credit facility	$1,173,175	$1,173,175	$1,173,175	$1,173,175
Senior notes, net	914,680	948,212	1,127,986	1,128,527
Total debt, net	$2,087,855	$2,121,387	$2,301,161	$2,301,702
Credit Facility
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At June 30, 2014, lender commitments under the facility were $1.2 billion but the Company had less than $1 million of available borrowing capacity, including outstanding letters of credit. In February 2014, the Company entered into an amendment to the Credit Facility to amend the terms of certain financial and reporting covenants, and in April 2014, the Company entered into an amendment to the Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items.
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
Senior Notes Due November 2020
The Company has $300 million in aggregate principal amount of 6.75% senior notes due November 2020 (the “November 2020 Senior Notes”). The November 2020 Senior Notes were recorded at their fair value of $310 million on the acquisition date including a $10 million premium which is being amortized to interest expense over the life of the related notes.
Senior Notes Due September 2022
The Company has $599 million aggregate principal amount of 6.375% senior notes due September 2022 (the “September 2022 Senior Notes”). The September 2022 Senior Notes were recorded at their fair value of $607 million on the acquisition date including a $7 million premium which is being amortized to interest expense over the life of the related notes.
Repurchases of Senior Notes
In February 2014, in accordance with the indentures related to the senior notes, the Company repurchased through cash tender offers $321,000, $30,000 and $837,000 of its 10.25% senior notes due June 2014 (the “June 2014 Senior Notes”), November 2020 Senior Notes and September 2022 Senior Notes, respectively.

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Payment of Senior Notes Due June 2014
On May 30, 2014, in accordance with the provisions of the indenture related to its June 2014 Senior Notes, the Company paid in full the remaining outstanding principal amount of approximately $205 million using a cash capital contribution from LINN Energy (see Note 11).
Senior Notes Covenants
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

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes derivative positions for the periods indicated as of June 30, 2014:

	July 1 - December 31, 2014	2015

Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	2,484	—
Average price ($/Bbl)	$91.26	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	368	—
Average floor price ($/Bbl)	$90.00	$—
Average ceiling price ($/Bbl)	$102.87	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	1,564	1,095
Short put ($/Bbl)	$72.11	$70.00
Long put ($/Bbl)	$93.76	$90.00
Short call ($/Bbl)	$109.79	$101.62
Three-way collars (ICE Brent):
Hedged volume (MBbls)	184	—
Short put ($/Bbl)	$80.00	$—
Long put ($/Bbl)	$100.00	$—
Short call ($/Bbl)	$114.05	$—
Oil basis differential positions:
ICE Brent - NYMEX WTI basis swaps:
Hedged volume (MBbls)	1,840	2,920
Hedged differential ($/Bbl)	$11.60	$11.60
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (1)
Hedged volume (MBbls)	920	—
Hedged differential ($/Bbl)	$0.32	$—

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

Settled derivatives on oil production for the three months and six months ended June 30, 2014, included volumes of 2,275 MBbls and 4,525 MBbls, respectively, at an average contract price of $92.16 per Bbl. The oil derivatives are settled based on the average closing price of NYMEX light crude oil for each day of the delivery month.

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2014	December 31, 2013
	(in thousands)
Assets:
Commodity derivatives	$17,004	$28,291
Liabilities:
Commodity derivatives	$45,299	$45,226
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives. The Credit Facility is secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $17 million at June 30, 2014. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
Gains and losses on oil and natural gas derivatives were net losses of approximately $26 million and $22 million for the three months and six months ended June 30, 2014, respectively. Net losses for the three months and six months ended June 30, 2014, include cash settlement payments of approximately $8 million and $11 million, respectively. Gains and losses on oil and natural gas derivatives were net gains of approximately $36 million and $35 million for the three months and six months ended June 30, 2013, respectively. Net gains for the three months and six months ended June 30, 2013, include cash settlement receipts of approximately $3 million and $5 million, respectively. These amounts are reported on the condensed statements of operations in “gains (losses) on oil and natural gas derivatives.”
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

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$17,004	$(13,724)	$3,280
Liabilities:
Commodity derivatives	$45,299	$(13,724)	$31,575

	December 31, 2013
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$28,291	$(20,184)	$8,107
Liabilities:
Commodity derivatives	$45,226	$(20,184)	$25,042

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 7 – Asset Retirement Obligations
Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other accrued liabilities” and “other noncurrent liabilities” on the balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the six months ended June 30, 2014); and (iv) a credit-adjusted risk-free interest rate (average of 5.4% for the six months ended June 30, 2014). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2013	$94,830
Liabilities added from drilling	2,842
Current year accretion expense	2,649
Settlements	(3,266)
Asset retirement obligations at June 30, 2014	$97,055
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

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 9 – Equity Incentive Compensation Plans
The successor Company does not have any equity incentive compensation (“EIC”) plans under which it grants stock awards and, therefore, recognized no direct stock compensation expense for the six months ended June 30, 2014. Prior to the LINN Energy transaction, the Company granted equity awards to its employees under its EIC plans. The total compensation expense recognized by the predecessor Company in the condensed statements of operations for grants under the Company’s EIC plans was approximately $3 million and $6 million for the three months and six months ended June 30, 2013, respectively. In connection with the LINN Energy transaction, effective December 16, 2013, the predecessor Company’s equity awards were exchanged for LinnCo common shares or LINN Energy equity awards.
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
Carry and Earning Agreement
In January 2011, the Company entered into an amendment relating to certain contractual obligations to a third-party co-owner of certain Piceance Basin assets in Colorado. The amendment waives a $200,000 penalty for each well not spud by February 2011 and requires the Company to reassign to such third party, by January 31, 2020, all of the interest acquired by the Company from the third party in each 160-acre tract in which the Company has not drilled and completed a well that is producing or capable of producing from a designated formation, or deeper formation, on January 1, 2020. The amendment also requires the Company to pay the first $9 million of costs incurred in connection with the construction of either an extension of the existing access road or a new access road, including the third party’s 50% share. Pursuant to the terms of a further amendment entered into in April 2014, if by September 30, 2015, the Company does not expend $9 million on the construction of either the extension of the road or a new road, the Company is obligated to pay the third party 50% of the difference between $12 million and the actual amount expended on road construction as of such date. Under the terms of the 2014 amendment, this deadline is subject to further extension to no later than December 31, 2015. Due to the need to obtain regulatory approvals, among other reasons, the Company has not yet commenced construction of either an extension of the existing access road or a new access road and may be unable to do so by the extended deadline, thus triggering the payment obligation to the third party.
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

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Royalty Class Action
The Company is a defendant in a certain statewide royalty class action case in which the parties have entered into a settlement agreement to settle past claims for approximately $2.4 million. Subject to approval of the settlement agreement by the court, the Company anticipates distribution of settlement funds to begin late in the third quarter or early fourth quarter of 2014.
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
During the three months and six months ended June 30, 2014, and June 30, 2013, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 11 – Related Party Transactions
LINN Energy
All former employees of the Company that were retained after the LINN Energy transaction are now employed by Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, and along with other LOI personnel, provide services and support to the Company in accordance with an agency agreement and power of attorney between the Company and LOI. For the three months and six months ended June 30, 2014, the Company incurred management fee expenses of approximately $24 million and $60 million, respectively, for services provided by LOI.
During the second quarter of 2014, LINN Energy made a cash capital contribution of $220 million to the Company which was used to pay in full the remaining outstanding principal amount of its approximately $205 million June 2014 Senior Notes plus accrued interest. During the same period, the Company made a cash distribution of approximately $42 million to LINN Energy. The Company also has affiliated accounts payable due to LOI of approximately $26 million and $17 million at June 30, 2014, and December 31, 2013, respectively, included in “accounts payable and accrued expenses” on the condensed balance sheets.
Other
One of LINN Energy’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months and six months ended June 30, 2014, the Company paid approximately $98,000 and $176,000, respectively, to Superior or its subsidiaries for services rendered to the Company. The transactions associated with these payments were consummated on terms equivalent to those that prevail in arm’s-length transactions.

BERRY PETROLEUM COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 12 – Supplemental Disclosures to the Condensed Balance Sheets and Condensed Statements of Cash Flows
“Other current assets” reported on the condensed balance sheets primarily consist of inventories. “Other accrued liabilities” reported on the condensed balance sheets include the following:

	June 30, 2014	December 31, 2013
	(in thousands)

Accrued interest	$16,232	$18,926
Accrued compensation	—	6,749
Asset retirement obligations (current portion)	3,318	3,318
Other	10	—
	$19,560	$28,993
Supplemental disclosures to the condensed statements of cash flows are presented below:

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
(in thousands)
Cash payments for interest, net of amounts capitalized	$55,751	$43,197
Cash payments for income taxes	$—	$600

Noncash investing activities:
Accrued capital expenditures	$38,969	$40,607
Asset retirement obligations	$2,842	$10,607

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
Executive Overview
Berry Petroleum Company, LLC (“Berry” or the “Company”) was formed as a Delaware limited liability company on December 16, 2013, and is an indirect wholly owned subsidiary of Linn Energy, LLC (“LINN Energy”) engaged in the production and development of oil and natural gas. The Company’s predecessor, Berry Petroleum Company, was publicly traded from 1987 until being acquired by LINN Energy in December 2013 (see “LINN Energy Transaction” below and Note 2). Linn Acquisition Company, LLC, a direct subsidiary of LINN Energy, is currently the Company’s sole member.
The Company’s principal reserves and producing properties are located in California (South Midway-Sunset (“SMWSS”)—Steam Floods, North Midway-Sunset (“NMWSS”)—Diatomite, NMWSS—New Steam Floods (“NSF”)), Texas (Permian Basin and east Texas), Utah (Uinta Basin) and Colorado (Piceance Basin).
Results for the three months ended June 30, 2014, included the following:

•	oil, natural gas and NGL sales of approximately $360 million compared to $275 million for the second quarter of 2013;

•	average daily production of 49.9 MBOE/d compared to 39.5 MBOE/d for the second quarter of 2013;

•	net income of approximately $79 million compared to $61 million for the second quarter of 2013;

•	capital expenditures, excluding acquisitions, of approximately $138 million compared to $130 million for the second quarter of 2013; and

•	117 wells drilled (all successful) compared to 78 wells drilled (all successful) for the second quarter of 2013.
Results for the six months ended June 30, 2014, included the following:

•	oil, natural gas and NGL sales of approximately $693 million compared to $541 million for the six months ended June 30, 2013;

•	average daily production of 48.7 MBOE/d compared to 39.6 MBOE/d for the six months ended June 30, 2013;

•	net income of approximately $159 million compared to $94 million for the six months ended June 30, 2013;

•	net cash provided by operating activities of approximately $265 million compared to $232 million for the six months ended June 30, 2013;

•	capital expenditures, excluding acquisitions, of approximately $275 million compared to $307 million for the six months ended June 30, 2013; and

•	188 wells drilled (all successful) compared to 158 wells drilled (all successful) for the six months ended June 30, 2013.
LINN Energy Transaction
On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between LINN Energy, LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and LINN Energy, under which LinnCo contributed Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units, after which Berry became an indirect wholly owned subsidiary of LINN Energy. The transaction had a preliminary value of approximately $4.6 billion, including the assumption of approximately $2.3 billion of Berry’s debt and net of cash acquired of approximately $451 million.
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
Properties Exchange – Pending
On May 20, 2014, the Company, along with a subsidiary of its indirect parent LINN Energy, entered into a definitive agreement to trade a portion of its Permian Basin properties to Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc., for operating interests in the Hugoton Basin. The Company anticipates the transaction will close in the third quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
Financing and Liquidity
On May 30, 2014, in accordance with the provisions of the indenture related to its 10.25% senior notes due June 2014 (the “June 2014 Senior Notes”), the Company paid in full the remaining outstanding principal amount of approximately $205 million using a cash capital contribution from LINN Energy.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance
(in thousands)
Revenues and other:
Oil sales	$330,820	$250,106	$80,714
Natural gas sales	24,444	18,033	6,411
NGL sales	5,116	6,576	(1,460)
Total oil, natural gas and NGL sales	360,380	274,715	85,665
Electricity sales	10,192	9,513	679
Gains (losses) on oil and natural gas derivatives	(25,562)	35,622	(61,184)
Marketing and other revenues	2,251	2,488	(237)
	347,261	322,338	24,923
Expenses:
Lease operating expenses	93,354	79,759	13,595
Electricity generation expenses	7,629	6,337	1,292
Transportation expenses	7,483	8,293	(810)
Marketing expenses	2,096	2,198	(102)
General and administrative expenses	28,322	19,371	8,951
Exploration costs	—	872	(872)
Depreciation, depletion and amortization	77,753	70,272	7,481
Taxes, other than income taxes	23,479	14,229	9,250
Losses on sale of assets and other, net	4,257	—	4,257
	244,373	201,331	43,042
Other income and (expenses)	(23,931)	(24,797)	866
Income before income taxes	78,957	96,210	(17,253)
Income tax expense (benefit)	(51)	34,846	(34,897)
Net income	$79,008	$61,364	$17,644

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance

Average daily production:
Oil (MBbls/d)	38.2	29.4	30%
Natural gas (MMcf/d)	61.8	48.4	28%
NGL (MBbls/d)	1.3	2.1	(38)%
Total (MBOE/d)	49.9	39.5	26%

Weighted average price: (1)
Oil (Bbl)	$95.06	$93.54	2%
Natural gas (Mcf)	$4.34	$4.09	6%
NGL (Bbl)	$43.03	$34.87	23%

Average NYMEX prices:
Oil (Bbl)	$102.99	$94.22	9%
Natural gas (MMBtu)	$4.67	$4.09	14%

Costs per BOE of production:
Lease operating expenses	$20.58	$22.17	(7)%
Transportation expenses	$1.65	$2.31	(29)%
General and administrative expenses	$6.24	$5.39	16%
Depreciation, depletion and amortization	$17.14	$19.54	(12)%
Taxes, other than income taxes	$5.18	$3.96	31%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $85 million or 31% to approximately $360 million for the three months ended June 30, 2014, from approximately $275 million for the three months ended June 30, 2013, due to higher production volumes and higher oil, natural gas and NGL prices. Higher oil, natural gas and NGL prices resulted in an increase in revenues of approximately $5 million, $1 million and $1 million, respectively.
Average daily production volumes increased to approximately 49.9 MBOE/d for the three months ended June 30, 2014, from 39.5 MBOE/d for the three months ended June 30, 2013. Higher oil and natural gas production volumes resulted in an increase in revenues of approximately $75 million and $5 million, respectively. Lower NGL production volumes resulted in a decrease in revenues of approximately $2 million.
The following table sets forth average daily production by operating area:

	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance

Average daily production (MBOE/d):
California	26.5	19.8	6.7	34%
Uinta Basin	11.0	7.3	3.7	51%
Permian Basin	8.8	8.0	0.8	10%
Piceance Basin	1.9	2.3	(0.4)	(17)%
East Texas	1.7	2.1	(0.4)	(19)%
	49.9	39.5	10.4	26%
The increase in average daily production volumes in California, the Uinta Basin and Permian Basin operating areas primarily reflect development capital spending. The decrease in average daily production volumes in the Piceance Basin and East Texas operating areas primarily reflect the effects of production declines due to reduced development capital spending.
Electricity Sales
The following table sets forth selected electricity data:

	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance

Electricity sales (in thousands)	$10,192	$9,513	7%
Electricity generation expenses (in thousands)	$7,629	$6,337	20%
Electric power produced (Mwh/d)	2,002	1,957	2%
Electric power sold (Mwh/d)	1,820	1,772	3%
Average sales price per Mwh	$61.47	$58.98	4%
Fuel gas cost per MMBtu (including transportation)	$4.62	$3.95	17%
Estimated natural gas volumes consumed to produce electricity (MMBtu/d) (1)	14,921	14,612	2%

(1)	Estimate is based on the historical allocation of fuel costs to electricity.
Electricity sales increased by approximately $679,000 or 7% to approximately $10 million for the three months ended June 30, 2014, primarily due to an increase in the average sales price of electricity and electric power sold during the period.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $26 million for the three months ended June 30, 2014, compared to gains of approximately $36 million for the three months ended June 30, 2013, representing a variance of approximately $62

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

million. Losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts and lower cash settlements during the period. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues decreased by approximately $237,000 or 10% to approximately $2 million for the three months ended June 30, 2014.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $13 million or 17% to approximately $93 million for the three months ended June 30, 2014, from approximately $80 million for the three months ended June 30, 2013. Lease operating expenses increased primarily due to an increase in steam costs caused by an increase in the price and volume of natural gas used in steam generation. Lease operating expenses per BOE decreased to $20.58 per BOE for the three months ended June 30, 2014, from $22.17 per BOE for the three months ended June 30, 2013, primarily due to higher production volumes.
The following table sets forth steam information:

	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance

Average net volume of steam injected (Bbls/d)	252,001	190,085	33%
Fuel gas cost per MMBtu (including transportation)	$4.62	$3.95	17%
Estimated natural gas volumes consumed to produce steam (MMBtu/d)	89,498	65,313	37%
Electricity Generation Expenses
Electricity generation expenses increased by approximately $2 million or 20% to approximately $8 million for the three months ended June 30, 2014, from approximately $6 million for the three months ended June 30, 2013, primarily due to increases in fuel gas cost and fuel gas volumes purchased.
Transportation Expenses
Transportation expenses decreased by approximately $1 million or 10% to approximately $7 million for the three months ended June 30, 2014, from approximately $8 million for the three months ended June 30, 2013, primarily due to favorable marketing contract adjustments partially offset by higher expenses due to increased production volumes in the Uinta Basin.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses decreased by approximately $102,000 or 5% to approximately $2 million for the three months ended June 30, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses increased by approximately $9 million or 46% to approximately $28 million for the three months ended June 30, 2014, from approximately $19 million for the three months ended June 30, 2013. The increase was primarily due to higher personnel expenses, transition expenses, professional services expenses and various other administrative expenses. General and administrative expenses per BOE also increased to $6.24 per BOE for the three months ended June 30, 2014, from $5.39 per BOE for the three months ended June 30, 2013.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $8 million or 11% to approximately $78 million for the three months ended June 30, 2014, from approximately $70 million for the three months ended June 30, 2013. Higher total production volumes were the primary reason for the increased expense. Depreciation, depletion and amortization per BOE decreased to $17.14 per BOE for the three months ended June 30, 2014, from $19.54 per BOE for the three months ended June 30, 2013, primarily due to a lower oil and natural gas properties basis as a result of the adjustment made to record the properties at fair value on December 16, 2013, the acquisition date.
Taxes, Other Than Income Taxes

	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance
(in thousands)
Severance taxes	$5,823	$4,317	$1,506
Ad valorem taxes	13,112	6,687	6,425
California carbon allowances	4,520	3,225	1,295
Other	24	—	24
	$23,479	$14,229	$9,250
Taxes, other than income taxes increased by approximately $9 million or 65% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Severance taxes, which are a function of revenues generated from production, increased primarily due to higher production volumes and higher oil, natural gas and NGL prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to an adjustment to the taxable property basis in California in connection with the LINN Energy transaction. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed.
Other Income and (Expenses)

	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance
(in thousands)
Interest expense, net of amounts capitalized	$(23,486)	$(24,879)	$1,393
Other, net	(445)	82	(527)
	$(23,931)	$(24,797)	$866
Other income and (expenses) decreased by approximately $1 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Interest expense decreased primarily due to the amortization of premiums related to the Company’s debt being recorded at fair value on December 16, 2013, the acquisition date, partially offset by higher outstanding debt during the period. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
Effective December 16, 2013, the Company became a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and therefore, recognition has not been given to federal and state income taxes for the operations of the Company. Prior to the LINN Energy transaction, the Company

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

was a Subchapter C-corporation subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $51,000 for the three months ended June 30, 2014, compared to income tax expense of approximately $35 million for the three months ended June 30, 2013. The decrease was primarily due to the Company’s conversion from a Subchapter C-corporation to a limited liability company in connection with the LINN Energy transaction.
Net Income
Net income increased by approximately $18 million or 29% to approximately $79 million for the three months ended June 30, 2014, from approximately $61 million for the three months ended June 30, 2013. The increase was primarily due to higher production revenues, partially offset by higher expenses and higher losses on oil and natural gas derivatives. See discussions above for explanations of variances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance
(in thousands)
Revenues and other:
Oil sales	$625,721	$494,561	$131,160
Natural gas sales	53,389	34,028	19,361
NGL sales	14,386	12,898	1,488
Total oil, natural gas and NGL sales	693,496	541,487	152,009
Electricity sales	20,161	17,102	3,059
Gains (losses) on oil and natural gas derivatives	(22,097)	34,885	(56,982)
Marketing and other revenues	7,081	4,987	2,094
	698,641	598,461	100,180
Expenses:
Lease operating expenses	183,385	155,027	28,358
Electricity generation expenses	16,012	11,633	4,379
Transportation expenses	15,476	15,987	(511)
Marketing expenses	4,694	4,076	618
General and administrative expenses	71,813	41,597	30,216
Exploration costs	—	4,301	(4,301)
Depreciation, depletion and amortization	146,384	138,750	7,634
Taxes, other than income taxes	46,508	28,199	18,309
(Gains) losses on sale of assets and other, net	7,624	(23)	7,647
	491,896	399,547	92,349
Other income and (expenses)	(48,121)	(49,533)	1,412
Income before income taxes	158,624	149,381	9,243
Income tax expense (benefit)	(82)	55,583	(55,665)
Net income	$158,706	$93,798	$64,908

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance

Average daily production:
Oil (MBbls/d)	36.9	29.3	26%
Natural gas (MMcf/d)	59.5	49.8	19%
NGL (MBbls/d)	1.8	2.0	(10)%
Total (MBOE/d)	48.7	39.6	23%

Weighted average price: (1)
Oil (Bbl)	$93.72	$93.27	1%
Natural gas (Mcf)	$4.95	$3.78	31%
NGL (Bbl)	$43.04	$35.47	21%

Average NYMEX prices:
Oil (Bbl)	$100.84	$94.30	7%
Natural gas (MMBtu)	$4.80	$3.71	29%

Costs per BOE of production:
Lease operating expenses	$20.82	$21.63	(4)%
Transportation expenses	$1.76	$2.23	(21)%
General and administrative expenses	$8.15	$5.80	41%
Depreciation, depletion and amortization	$16.62	$19.36	(14)%
Taxes, other than income taxes	$5.28	$3.93	34%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $152 million or 28% to approximately $693 million for the six months ended June 30, 2014, from approximately $541 million for the six months ended June 30, 2013, due to higher production volumes and higher natural gas, oil and NGL prices. Higher natural gas, oil and NGL prices resulted in an increase in revenues of approximately $12 million, $3 million and $3 million, respectively.
Average daily production volumes increased to approximately 48.7 MBOE/d for the six months ended June 30, 2014, from 39.6 MBOE/d for the six months ended June 30, 2013. Higher oil and natural gas production volumes resulted in an increase in revenues of approximately $128 million and $7 million, respectively. Lower NGL production volumes resulted in a decrease in revenues of approximately $1 million.
The following table sets forth average daily production by operating area:

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance

Average daily production (MBOE/d):
California	25.3	19.7	5.6	28%
Uinta Basin	10.9	7.3	3.6	49%
Permian Basin	8.8	8.1	0.7	9%
Piceance Basin	2.0	2.4	(0.4)	(17)%
East Texas	1.7	2.1	(0.4)	(19)%
	48.7	39.6	9.1	23%
The increase in average daily production volumes in California, the Uinta Basin and Permian Basin operating areas primarily reflect development capital spending. The decrease in average daily production volumes in the Piceance Basin and East Texas operating areas primarily reflect the effects of production declines due to reduced development capital spending.
Electricity Sales
The following table sets forth selected electricity data:

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance

Electricity sales (in thousands)	$20,161	$17,102	18%
Electricity generation expenses (in thousands)	$16,012	$11,633	38%
Electric power produced (Mwh/d)	2,055	1,996	3%
Electric power sold (Mwh/d)	1,867	1,812	3%
Average sales price per Mwh	$59.62	$51.76	15%
Fuel gas cost per MMBtu (including transportation)	$5.09	$3.75	36%
Estimated natural gas volumes consumed to produce electricity (MMBtu/d) (1)	15,344	14,684	4%

(1)	Estimate is based on the historical allocation of fuel costs to electricity.
Electricity sales increased by approximately $3 million or 18% to approximately $20 million for the six months ended June 30, 2014, from approximately $17 million for the six months ended June 30 2013, primarily due to an increase in the average sales price of electricity and electric power sold during the period.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $22 million for the six months ended June 30, 2014, compared to gains of approximately $35 million for the six months ended June 30, 2013, representing a variance of approximately $57 million. Losses on oil and natural gas derivatives were primarily due to the changes in fair value of the derivative contracts during the period and lower cash settlements during the period. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues increased by approximately $2 million or 42% to approximately $7 million for the six months ended June 30, 2014, from approximately $5 million for the six months ended June 30, 2013, primarily due to an increase in natural gas prices during the first quarter of 2014.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $28 million or 18% to approximately $183 million for the six months ended June 30, 2014, from approximately $155 million for the six months ended June 30, 2013. Lease operating expenses increased primarily due to an increase in steam costs caused by an increase in the price and volume of natural gas used in steam generation. Lease operating expenses per BOE decreased to $20.82 per BOE for the six months ended June 30, 2014, from $21.63 per BOE for the six months ended June 30, 2013, primarily due to higher production volumes.
The following table sets forth steam information:

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance

Average net volume of steam injected (Bbls/d)	241,934	193,936	25%
Fuel gas cost per MMBtu (including transportation)	$5.09	$3.75	36%
Estimated natural gas volumes consumed to produce steam (MMBtu/d)	86,447	65,724	32%
Electricity Generation Expenses
Electricity generation expenses increased by approximately $4 million or 38% to approximately $16 million for the six months ended June 30, 2014, from approximately $12 million for the six months ended June 30, 2013, primarily due to increases in fuel gas cost and fuel gas volumes purchased.
Transportation Expenses
Transportation expenses decreased by approximately $1 million or 3% to approximately $15 million for the six months ended June 30, 2014, from approximately $16 million for the six months ended June 30, 2013, primarily due to favorable marketing contract adjustments partially offset by higher expenses due to increased production volumes in the Uinta Basin.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses increased by approximately $1 million or 15% to approximately $5 million for the six months ended June 30, 2014, from approximately $4 million for the six months ended June 30, 2013, primarily due to an increase in natural gas prices during the first quarter of 2014.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses increased by approximately $30 million or 73% to approximately $72 million for the six months ended June 30, 2014, from approximately $42 million for the six months ended June 30, 2013. The increase was primarily due to higher share-based compensation allocated to the Company by LOI during the first quarter of 2014, which is expected to decrease over the remainder of the year, as well as higher personnel expenses, transition expenses, professional services expenses and various other administrative expenses. General and administrative expenses per BOE also increased to $8.15 million per BOE for the six months ended June 30, 2014, from $5.80 per BOE for the six months ended June 30, 2013.
Exploration Costs
The Company recorded no exploration costs for the six months ended June 30, 2014. For the six months ended June 30, 2013, the Company recorded exploration costs of approximately $4 million primarily related to the expiration of certain undeveloped leases in the Permian Basin.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $7 million or 6% to approximately $146 million for the six months ended June 30, 2014, from approximately $139 million for the six months ended June 30, 2013. Higher total production volumes were the primary reason for the increased expense. Depreciation, depletion and amortization per BOE decreased to $16.62 per BOE for the six months ended June 30, 2014, from $19.36 per BOE for the six months ended June 30, 2013, primarily due to a lower oil and natural gas properties basis as a result of the adjustment made to record the properties at fair value on December 16, 2013, the acquisition date.
Taxes, Other Than Income Taxes

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance
(in thousands)
Severance taxes	$11,242	$8,343	$2,899
Ad valorem taxes	26,353	13,445	12,908
California carbon allowances	8,888	6,411	2,477
Other	25	—	25
	$46,508	$28,199	$18,309
Taxes, other than income taxes increased by approximately $18 million or 65% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Severance taxes, which are a function of revenues generated from production, increased primarily due to higher production volumes and higher natural gas, oil and NGL prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to an adjustment to the taxable property basis in California in connection with the LINN Energy transaction. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance
(in thousands)
Interest expense, net of amounts capitalized	$(47,487)	$(49,566)	$2,079
Other, net	(634)	33	(667)
	$(48,121)	$(49,533)	$1,412
Other income and (expenses) decreased by approximately $1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Interest expense decreased primarily due to the amortization of premiums related to the Company’s debt being recorded at fair value on December 16, 2013, the acquisition date, partially offset by higher outstanding debt during the period. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
Effective December 16, 2013, the Company became a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and therefore, recognition has not been given to federal and state income taxes for the operations of the Company. Prior to the LINN Energy transaction, the Company was a Subchapter C-corporation subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $82,000 for the six months ended June 30, 2014, compared to income tax expense of approximately $56 million for the six months ended June 30, 2013. The decrease was primarily due to the Company’s conversion from a Subchapter C-corporation to a limited liability company in connection with the LINN Energy transaction.
Net Income
Net income increased by approximately $65 million or 69% to approximately $159 million for the six months ended June 30, 2014, from approximately $94 million for the six months ended June 30, 2013. The increase was primarily due to higher production revenues, partially offset by higher expenses and higher losses on oil and natural gas derivatives. See discussions above for explanations of variances.
Liquidity and Capital Resources
The Company has utilized funds from debt offerings, borrowings under its Credit Facility and net cash provided by operating activities for capital resources and liquidity. Historically, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the six months ended June 30, 2014, the Company’s total capital expenditures were approximately $275 million. LINN Energy continually evaluates the capital needs of the Company along with those of its other operating areas. LINN Energy establishes a capital plan each calendar year for all of its operations based on development opportunities and the expected cash flow from operations for that year. The capital plan may be revised during the year as a result of drilling outcomes or significant changes in cash flows. To the extent net cash provided by operating activities is higher or lower than currently anticipated, LINN Energy may adjust the Company’s capital plan accordingly or adjust borrowings under the Company’s Credit Facility, as needed. However, at June 30, 2014, the Company had less than $1 million of available borrowing capacity under its Credit Facility.
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
Any cash generated by the Company is currently being used by the Company to fund its activities and is not currently being distributed to LINN Energy for further distribution to its unitholders. To the extent that the Company generates cash in excess

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

of its needs, the indentures governing its senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and the Company may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Company’s indentures. The Company’s restricted payments basket was approximately $266 million at June 30, 2014, and may be increased in accordance with the terms of the Company’s indentures by, among other things, 50% of the Company’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
On May 30, 2014, in accordance with the provisions of the indenture related to its June 2014 Senior Notes, the Company paid in full the remaining outstanding principal amount of approximately $205 million using a cash capital contribution from LINN Energy (see Note 11).
Statements of Cash Flows
The following is a comparative cash flow summary:

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance
(in thousands)
Net cash:
Provided by operating activities	$264,729	$231,960	$32,769
Used in investing activities	(274,754)	(298,247)	23,493
Provided by (used in) financing activities	(38,527)	74,889	(113,416)
Net increase (decrease) in cash and cash equivalents	$(48,552)	$8,602	$(57,154)
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2014, was approximately $265 million, compared to approximately $232 million for the six months ended June 30, 2013. The increase was primarily due to higher production related revenues principally due to increased oil and natural gas production volumes and higher commodity prices, partially offset by higher expenses and lower cash settlements on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
(in thousands)
Cash flow from investing activities:
Property acquisitions	$—	$(3,080)
Capital expenditures	(274,754)	(306,678)
Proceeds from sale of properties and equipment and other	—	11,511
	$(274,754)	$(298,247)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities during 2014.
Financing Activities
Cash used in financing activities of approximately $39 million for the six months ended June 30, 2014, was primarily related to a cash distribution of approximately $42 million made to LINN Energy during the second quarter of 2014. Cash provided by financing activities for the six months ended June 30, 2013, included net borrowings of approximately $83 million under the Company’s Credit Facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At June 30, 2014, lender commitments under the facility were $1.2 billion but the Company had less than $1 million of available borrowing capacity, including outstanding letters of credit. In February 2014, the Company entered into an amendment to the Credit Facility to amend the terms of certain financial and reporting covenants, and in April 2014, the Company entered into an amendment to the Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items.
As of June 30, 2014, the Company was in compliance with all financial and other covenants of its Credit Facility. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facility, see Note 4.
In February 2014, in accordance with the indentures related to the senior notes, the Company repurchased through cash tender offers $321,000, $30,000 and $837,000 of its June 2014 Senior Notes, November 2020 Senior Notes and September 2022 Senior Notes, respectively.
On May 30, 2014, in accordance with the provisions of the indenture related to its June 2014 Senior Notes, the Company paid in full the remaining outstanding principal amount of approximately $205 million using a cash capital contribution from LINN Energy (see Note 11).
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
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2013 Annual Report on Form 10-K. With the exceptions of: (i) the Company’s payment of the remaining outstanding principal amount of the June 2014 Senior Notes and (ii) an amendment to the Company’s Credit Facility that extended the maturity date from May 2016 to April 2019, there have been no significant changes to the Company’s contractual obligations from December 31, 2013. See Note 4 for additional information about the Company’s debt instruments.
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
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1 of Notes to Condensed Financial Statements.
Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include content about the Company’s:

•	business strategy;

•	financial strategy;

•	ability to obtain additional funding from LINN Energy;

•	effects of legal proceedings;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results;

•	plans, objectives, expectations and intentions; and

•
integration of the business and operations acquired in the properties exchange, which may take longer than anticipated, may be more costly than anticipated as a result of unexpected factors or events and may have an unanticipated adverse effect on the Company’s business.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in commodity

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures. All of the Company’s market risk sensitive instruments were entered into for purposes other than trading.
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
At June 30, 2014, the fair value of fixed price swaps, collars and three-way collars was a net liability of approximately $33 million. A 10% increase in the index oil price above the June 30, 2014, price would result in a net liability of approximately $80 million, which represents a decrease in the fair value of approximately $47 million; conversely, a 10% decrease in the index oil price below the June 30, 2014, price would result in a net asset of approximately $8 million, which represents an increase in the fair value of approximately $41 million. At June 30, 2014, the Company had no outstanding natural gas derivative instruments.
At December 31, 2013, the fair value of fixed price swaps, collars and three-way collars was a net liability of approximately $6 million. A 10% increase in the index oil price above the December 31, 2013, price would result in a net liability of approximately $83 million, which represents a decrease in the fair value of approximately $77 million; conversely, a 10% decrease in the index oil price below the December 31, 2013, price would result in a net asset of approximately $67 million, which represents an increase in the fair value of approximately $73 million. At December 31, 2013, the Company had no outstanding natural gas derivative instruments.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at June 30, 2014, and

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

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
Interest Rate Risk
At June 30, 2014, the Company had long-term debt outstanding under its Credit Facility of approximately $1.2 billion which incurred interest at floating rates (see Note 4). A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $12 million increase in annual interest expense.
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
At June 30, 2014, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 0.87%. A 1% increase in the average public bond yield spread would result in an estimated $71,000 increase in net income for the six months ended June 30, 2014. At June 30, 2014, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0.06% and 0.55%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $13,000 decrease in net income for the six months ended June 30, 2014.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Item 4.    Controls and Procedures - Continued

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
There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. LINN Energy continues to integrate certain business operations, information systems, processes and related internal control over financial reporting as a result of the acquisition of the Company. The Company will continue to assess the effectiveness of its internal control over financial reporting as integration activities continue.

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
Royalty Class Action
The Company is a defendant in a certain statewide royalty class action case in which the parties have entered into a settlement agreement to settle past claims for approximately $2.4 million. Subject to approval of the settlement agreement by the court, the Company anticipates distribution of settlement funds to begin late in the third quarter or early fourth quarter of 2014.
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
2.1†
Exchange Agreement by and among Linn Energy Holdings, LLC, Berry Petroleum Company, LLC, XTO Energy Inc., ExxonMobil Oil Corporation, Mobil E&P U.S. Development Corporation and Exxon Mobil Corporation, dated as of May 20, 2014 (incorporated herein by reference to Exhibit 2.5 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-187458) filed by Linn Energy, LLC on May 28, 2014)

2.2†
First Amendment to Exchange Agreement by and among Linn Energy Holdings, LLC, Berry Petroleum Company, LLC, XTO Energy Inc., ExxonMobil Oil Corporation, Mobil E&P U.S. Development Corporation and Exxon Mobil Corporation, dated as of May 22, 2014 (incorporated herein by reference to Exhibit 2.6 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-187458) filed by Linn Energy, LLC on May 28, 2014)

10.2
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

†
The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.  The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BERRY PETROLEUM COMPANY, LLC
(Registrant)
Date: August 13, 2014	/s/ David B. Rottino
David B. Rottino Executive Vice President, Business Development and Chief Accounting Officer (As Duly Authorized Officer and Chief Accounting Officer)