Form 10-Q
period 2014-09-30
BERRY PETROLEUM CO
filed 2014-11-12
CIK 778438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
On December 16, 2013, the registrant was acquired (see Note 1 of Notes to Condensed Financial Statements), as a result of which 100% of its membership interest is currently held by a single member and the registrant deregistered its equity under the Securities Exchange Act of 1934.

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
BERRY PETROLEUM COMPANY, LLC
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$6,576	$51,041
Accounts receivable – trade, net	133,775	122,855
Derivative instruments	23,290	5,596
Assets held for sale	379,770	—
Other current assets	45,110	30,833
Total current assets	588,521	210,325

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	4,807,794	4,813,659
Less accumulated depletion and amortization	(208,367)	(10,394)
	4,599,427	4,803,265

Other property and equipment	102,496	83,126
Less accumulated depreciation	(6,024)	(233)
	96,472	82,893

Derivative instruments	2,315	2,511
Other noncurrent assets	15,225	8,051
	17,540	10,562
Total noncurrent assets	4,713,439	4,896,720
Total assets	$5,301,960	$5,107,045

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$259,409	$264,271
Derivative instruments	911	20,393
Other accrued liabilities	17,031	28,993
Current portion of long-term debt	—	211,558
Total current liabilities	277,351	525,215

Noncurrent liabilities:
Credit facility	1,173,175	1,173,175
Senior notes, net	914,232	916,428
Derivative instruments	—	4,649
Other noncurrent liabilities	200,123	192,091
Total noncurrent liabilities	2,287,530	2,286,343

Commitments and contingencies (Note 10)

Member’s equity:
Additional paid-in capital	2,483,181	2,315,460
Accumulated income (deficit)	253,898	(19,973)
	2,737,079	2,295,487
Total liabilities and member’s equity	$5,301,960	$5,107,045
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Revenues and other:
Oil, natural gas and natural gas liquids sales	$350,863	$306,183	$1,044,359	$847,670
Electricity sales	11,300	10,046	31,461	27,148
Gains (losses) on oil and natural gas derivatives	44,990	(45,293)	22,893	(10,408)
Marketing revenues	2,018	1,916	9,106	6,198
Other revenues	245	162	238	867
	409,416	273,014	1,108,057	871,475
Expenses:
Lease operating expenses	83,684	79,105	267,069	234,132
Electricity generation expenses	5,892	5,401	21,904	17,034
Transportation expenses	13,326	8,709	28,802	24,696
Marketing expenses	1,811	1,895	6,505	5,971
General and administrative expenses	16,566	17,784	88,379	59,381
Exploration costs	—	1,624	—	5,925
Depreciation, depletion and amortization	79,725	73,467	226,109	212,217
Taxes, other than income taxes	24,830	14,662	71,338	42,861
(Gains) losses on sale of assets and other, net	49,011	—	56,635	(23)
	274,845	202,647	766,741	602,194
Other income and (expenses):
Interest expense, net of amounts capitalized	(19,068)	(24,996)	(66,555)	(74,562)
Other, net	(179)	37	(813)	70
	(19,247)	(24,959)	(67,368)	(74,492)
Income before income taxes	115,324	45,408	273,948	194,789
Income tax expense	159	17,230	77	72,813
Net income	$115,165	$28,178	$273,871	$121,976
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Unaudited)
(in thousands)

	Additional Paid-In Capital	Accumulated Income (Deficit)	Total Member’s Equity

December 31, 2013	$2,315,460	$(19,973)	$2,295,487
Capital contribution from affiliate	220,000	—	220,000
Distributions to affiliate	(52,279)	—	(52,279)
Net income	—	273,871	273,871
September 30, 2014	$2,483,181	$253,898	$2,737,079
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Cash flow from operating activities:
Net income	$273,871	$121,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	226,109	212,217
Stock-based compensation expense	—	8,491
Amortization and write-off of deferred financing fees	(5,174)	5,197
Change in book overdraft	—	(14,885)
Losses on sale of assets and other, net	48,357	9,093
Deferred income taxes	77	85,280
Derivatives activities:
Total (gains) losses	(22,893)	10,408
Cash settlements	(18,130)	(849)
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	(10,611)	(29,975)
Decrease in other assets	4,551	456
Increase (decrease) in accounts payable and accrued expenses	(16,341)	332
Decrease in other liabilities	(36,626)	(2,435)
Net cash provided by operating activities	443,190	405,306
Cash flow from investing activities:
Property acquisitions	—	(3,367)
Development of oil and natural gas properties	(429,940)	(445,869)
Purchases of other property and equipment	(8,316)	(4,754)
Proceeds from sale of properties and equipment and other	256	11,530
Net cash used in investing activities	(438,000)	(442,460)
Cash flow from financing activities:
Proceeds from borrowings	—	559,900
Repayments of debt	(206,124)	(486,800)
Dividends paid	—	(13,204)
Financing fees and other, net	(11,252)	(339)
Proceeds from stock option exercises	—	368
Capital contribution from affiliate	220,000	—
Distributions to affiliate	(52,279)	—
Excess tax benefit from stock-based compensation	—	972
Net cash provided by (used in) financing activities	(49,655)	60,897
Net increase (decrease) in cash and cash equivalents	(44,465)	23,743
Cash and cash equivalents:
Beginning	51,041	312
Ending	$6,576	$24,055
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
The Company’s properties are located in the United States (“U.S.”), in California (South Midway-Sunset (“SMWSS”)—Steam Floods, North Midway-Sunset (“NMWSS”)—Diatomite and NMWSS—New Steam Floods (“NSF”)), Texas (Permian Basin and east Texas), Utah (Uinta Basin), Kansas and the Oklahoma Panhandle (Hugoton Basin) and Colorado (Piceance Basin).
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
The Company’s statements of operations subsequent to the transaction include depreciation, depletion and amortization expense on the Company’s oil and natural gas properties, and other property and equipment balances resulting from the fair value adjustments made under the new basis of accounting. Certain other items of income and expense were also impacted. Therefore, the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction.
As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the application of a different basis of accounting between the periods presented.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers. This ASU will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years (early adoption prohibited). The Company is currently evaluating the impact, if any, of the adoption of this ASU on its financial statements and related disclosures.
In April 2014, the FASB issued an ASU that changes the criteria for reporting discontinued operations and enhances disclosures in this area. This ASU is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. The Company early adopted this ASU on a prospective basis beginning with the third quarter of 2014. The adoption had no effect on the Company’s financial statements.
Note 2 – Properties Exchange and LINN Energy Transaction
Properties Exchange
On August 15, 2014, the Company, along with a subsidiary of its indirect parent LINN Energy, completed the trade of a portion of its Permian Basin properties to Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc., in exchange for properties in the Hugoton Basin. The noncash exchange was accounted for at fair value and the Company recognized a net loss of approximately $49 million, equal to the difference between the carrying value and the fair value of the assets exchanged, which is included in “(gains) losses on sale of assets and other, net” in the condensed statements of operations.
In connection with the exchange, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated fair values on the exchange date, while transaction and integration costs associated with the exchange were expensed as incurred. The initial accounting for the business combination is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the exchange date. The results of operations of the properties received in the exchange have been included in the condensed financial statements since the exchange date.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents changes in net assets as of the exchange date (in thousands):

Assets:
Current	$16,402
Oil and natural gas properties	(49,332)
Other property and equipment	10,142
Total assets acquired	(22,788)

Liabilities:
Current	7,040
Asset retirement obligations	18,789
Total liabilities assumed	25,829
Net assets acquired	$(48,617)
Current assets include receivables and inventory. Current liabilities include payables and environmental liabilities.
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; (iv) estimated future cash flows; and (v) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
Properties Exchange – Pending
On September 18, 2014, the Company, along with a subsidiary of its indirect parent LINN Energy, entered into a definitive agreement to trade a portion of its Permian Basin properties to Exxon Mobil Corporation in exchange for properties in California’s South Belridge Field. The Company anticipates the transaction will close in the fourth quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
Divestiture – Pending
On October 1, 2014, the Company, along with a subsidiary of its indirect parent LINN Energy, entered into a definitive purchase and sale agreement to sell certain of its Wolfberry properties in Ector and Midland counties in the Permian Basin to Fleur de Lis Energy, LLC for a contract price of $350 million, subject to closing adjustments. The sale is anticipated to close in the fourth quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. At September 30, 2014, the Company’s condensed balance sheet included current assets of approximately $380 million included in “assets held for sale” and current liabilities of approximately $2 million included in “other accrued liabilities” classified as “held for sale” related to the sale.
LINN Energy Transaction
On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between LINN Energy, LinnCo, an affiliate of LINN Energy, and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and LINN Energy, under which LinnCo contributed Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares. Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units, after which Berry became an indirect wholly owned subsidiary of LINN Energy. The transaction was valued at

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

approximately $4.6 billion, including the assumption of approximately $2.3 billion of Berry’s debt and net of cash acquired of approximately $451 million.
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
Note 3 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2014	December 31, 2013
	(in thousands)
Oil and natural gas:
Proved properties	$3,897,780	$3,397,785
Unproved properties	910,014	1,415,874
	4,807,794	4,813,659
Less accumulated depletion and amortization	(208,367)	(10,394)
	$4,599,427	$4,803,265

Note 4 – Debt
The following summarizes the Company’s outstanding debt:

	September 30, 2014	December 31, 2013
	(in thousands, except percentages)

Credit facility (1)	$1,173,175	$1,173,175
10.25% senior notes due June 2014	—	205,257
6.75% senior notes due November 2020	299,970	300,000
6.375% senior notes due September 2022	599,163	600,000
Net unamortized premiums	15,099	22,729
Total debt, net	2,087,407	2,301,161
Less current maturities	—	(211,558)
Total long-term debt, net	$2,087,407	$2,089,603

(1)	Variable interest rates of 2.66% and 2.67% at September 30, 2014, and December 31, 2013, respectively.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Credit facility	$1,173,175	$1,173,175	$1,173,175	$1,173,175
Senior notes, net	914,232	884,906	1,127,986	1,128,527
Total debt, net	$2,087,407	$2,058,081	$2,301,161	$2,301,702
Credit Facility
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At September 30, 2014, lender commitments under the Credit Facility were $1.2 billion but the Company had less than $1 million of available borrowing capacity, including outstanding letters of credit. In February 2014, the Company entered into an amendment to the Credit Facility to amend the terms of certain financial and reporting covenants, among other items, and in April 2014, the Company entered into an amendment to the Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items.
Redetermination of the borrowing base under the Credit Facility, based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in April and October. A super-majority of the lenders under the Credit Facility and Berry also have the right to request interim borrowing base redeterminations once between scheduled redeterminations. Significant declines in commodity prices may result in a decrease in the borrowing base. The Company’s obligations under the Credit Facility are secured by mortgages on its oil and natural gas properties and other personal property. The Company is required to maintain mortgages on properties representing at least 80% of the present value of its oil and natural gas proved reserves.
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

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Note 5 – Derivative Instruments
The Company hedges a significant portion of its forecasted oil production to reduce exposure to commodity price fluctuations and provide long-term cash flow predictability to manage its business. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. As a result, currently, the Company does not directly hedge its NGL production. The Company also, from time to time, enters into derivative contracts for a portion of its natural gas consumption. The Company has not entered into any new commodity derivative positions to date in 2014.
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

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes derivative positions for the periods indicated as of September 30, 2014:

	October 1 - December 31, 2014	2015

Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	1,242	—
Average price ($/Bbl)	$91.26	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	184	—
Average floor price ($/Bbl)	$90.00	$—
Average ceiling price ($/Bbl)	$102.87	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	782	1,095
Short put ($/Bbl)	$72.11	$70.00
Long put ($/Bbl)	$93.76	$90.00
Short call ($/Bbl)	$109.79	$101.62
Three-way collars (ICE Brent):
Hedged volume (MBbls)	92	—
Short put ($/Bbl)	$80.00	$—
Long put ($/Bbl)	$100.00	$—
Short call ($/Bbl)	$114.05	$—
Oil basis differential positions:
ICE Brent - NYMEX WTI basis swaps:
Hedged volume (MBbls)	920	2,920
Hedged differential ($/Bbl)	$11.60	$11.60
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (1)
Hedged volume (MBbls)	460	—
Hedged differential ($/Bbl)	$0.32	$—

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

Settled derivatives on oil production for the three months and nine months ended September 30, 2014, included volumes of 2,300 MBbls and 6,825 MBbls, respectively, at an average contract price of $92.16 per Bbl. The oil derivatives are settled based on the average closing price of NYMEX light crude oil for each day of the delivery month.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2014	December 31, 2013
	(in thousands)
Assets:
Commodity derivatives	$28,166	$28,291
Liabilities:
Commodity derivatives	$3,472	$45,226
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives. The Credit Facility is secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $28 million at September 30, 2014. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
Gains and losses on oil and natural gas derivatives were net gains of approximately $45 million and $23 million for the three months and nine months ended September 30, 2014, respectively. Net gains for the three months and nine months ended September 30, 2014, include cash settlement payments of approximately $8 million and $19 million, respectively. Gains and losses on oil and natural gas derivatives were net losses of approximately $45 million and $10 million for the three months and nine months ended September 30, 2013, respectively. Net losses for the three months and nine months ended September 30, 2013, include cash settlement payments of approximately $6 million and $1 million, respectively. These amounts are reported on the condensed statements of operations in “gains (losses) on oil and natural gas derivatives.”
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

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$28,166	$(2,561)	$25,605
Liabilities:
Commodity derivatives	$3,472	$(2,561)	$911

	December 31, 2013
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$28,291	$(20,184)	$8,107
Liabilities:
Commodity derivatives	$45,226	$(20,184)	$25,042

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 7 – Asset Retirement Obligations
Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other accrued liabilities” and “other noncurrent liabilities” on the balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the nine months ended September 30, 2014); and (iv) a credit-adjusted risk-free interest rate (average of 5.3% for the nine months ended September 30, 2014). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2013	$94,830
Liabilities added from acquisitions	20,919
Liabilities added from drilling	4,122
Liabilities associated with assets divested	(2,129)
Current year accretion expense	4,123
Settlements	(4,536)
Asset retirement obligations at September 30, 2014	$117,329
Note 8 – Income Taxes
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

operations of the Company. Prior to the LINN Energy transaction, the Company was a Subchapter C-corporation subject to federal and state income taxes. Amounts recognized for income taxes are reported in “income tax expense” on the condensed statements of operations.
Note 9 – Equity Incentive Compensation Plans
The successor Company does not have any equity incentive compensation (“EIC”) plans under which it grants stock awards and, therefore, recognized no direct stock compensation expense for the nine months ended September 30, 2014. Prior to the LINN Energy transaction, the Company granted equity awards to its employees under its EIC plans. The total compensation expense recognized by the predecessor Company in the condensed statements of operations for grants under the Company’s EIC plans was approximately $3 million and $8 million for the three months and nine months ended September 30, 2013, respectively. In connection with the LINN Energy transaction, effective December 16, 2013, the predecessor Company’s equity awards were exchanged for LinnCo common shares or LINN Energy equity awards.
Note 10 – Commitments and Contingencies
East Texas Gathering System
The Company is party to certain long-term natural gas gathering agreements for its east Texas production. The agreements contain embedded leases and the transaction has been accounted for as a financing obligation. The fair value of the property associated with this transaction was recorded in the amount of approximately $13 million and is being depreciated over the remaining useful life of the asset. Under the agreements, portions of the payments are recorded as gathering expense and interest expense with the balance recorded as a reduction to the financing obligation. There are no minimum payments required under these agreements.
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
Legal Matters
Department of the Interior Notice of Proposed Debarment
In June 2012, the Company received a Notice of Proposed Debarment issued by the United States Department of the Interior (“DOI”). Pursuant to the notice, the DOI’s Office of the Inspector General proposed to debar the Company from participation in certain federal contracts and assistance activities, including oil and natural gas leases, for a period of three years. The basis for the proposed debarment relates to the Company’s purported noncompliance with Bureau of Land Management (“BLM”) regulations relating to the operation of certain equipment, and the submission of related site facility diagrams, in its Uinta operations. In 2011, the Company entered into a settlement agreement with the BLM and paid a $2 million civil penalty relating to the matter. The Company contested the proposed debarment and believes the matter is without merit; nevertheless, in June 2013, the Company entered into an agreement with the DOI to resolve the matter administratively through an independent compliance review. The independent compliance review has concluded and the final compliance review reports

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

have been submitted to the DOI. The Company has been informed that the DOI intends to make follow-up inquiries to the Company in the near future, but has not received any further communications to date.
Royalty Class Action
The Company is a defendant in a certain statewide royalty class action case in which the parties have entered into a settlement agreement to settle past claims for approximately $2.4 million. Subject to approval of the settlement agreement by the court, the Company anticipates distribution of settlement funds to begin in the fourth quarter of 2014.
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
During the three months and nine months ended September 30, 2014, and September 30, 2013, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 11 – Related Party Transactions
LINN Energy
All former employees of the Company that were retained after the LINN Energy transaction are now employed by Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, and along with other LOI personnel, provide services and support to the Company in accordance with an agency agreement and power of attorney between the Company and LOI. For the three months and nine months ended September 30, 2014, the Company incurred management fee expenses of approximately $14 million and $74 million, respectively, for services provided by LOI.
During the second quarter of 2014, LINN Energy made a cash capital contribution of $220 million to the Company which was used to pay in full the remaining outstanding principal amount of its approximately $205 million June 2014 Senior Notes plus accrued interest. For the three months and nine months ended September 30, 2014, the Company made cash distributions of approximately $11 million and $52 million, respectively, to LINN Energy. The Company also has affiliated accounts payable due to LOI of approximately $11 million and $17 million at September 30, 2014, and December 31, 2013, respectively, included in “accounts payable and accrued expenses” on the condensed balance sheets.
Other
One of LINN Energy’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the nine months ended September 30, 2014, the Company paid approximately $176,000 to Superior or its subsidiaries for services rendered to the Company. The transactions associated with these payments were consummated on terms equivalent to those that prevail in arm’s-length transactions. No payments were made during the three months ended September 30, 2014.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 12 – Supplemental Disclosures to the Condensed Balance Sheets and Condensed Statements of Cash Flows
“Other current assets” reported on the condensed balance sheets primarily consist of inventories. “Other accrued liabilities” reported on the condensed balance sheets include the following:

	September 30, 2014	December 31, 2013
	(in thousands)

Accrued interest	$11,572	$18,926
Accrued compensation	—	6,749
Asset retirement obligations	3,318	3,318
Liabilities held for sale	1,899	—
Other	242	—
	$17,031	$28,993
Supplemental disclosures to the condensed statements of cash flows are presented below:

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
(in thousands)
Cash payments for interest, net of amounts capitalized	$79,090	$64,571
Cash payments for income taxes	$—	$622

Noncash investing activities:
Accrued capital expenditures	$17,552	$40,164
Asset retirement obligations	$4,122	$13,222

On August 15, 2014, the Company, along with a subsidiary of its indirect parent LINN Energy, completed a noncash exchange of a portion of its Permian Basin properties to Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc., for properties in the Hugoton Basin. See Note 2 for additional information.

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
The Company’s properties are located in the United States (“U.S.”), in California (South Midway-Sunset (“SMWSS”)—Steam Floods, North Midway-Sunset (“NMWSS”)—Diatomite and NMWSS—New Steam Floods (“NSF”)), Texas (Permian Basin and east Texas), Utah (Uinta Basin), Kansas and the Oklahoma Panhandle (Hugoton Basin) and Colorado (Piceance Basin).
Results for the three months ended September 30, 2014, included the following:

•	oil, natural gas and NGL sales of approximately $351 million compared to $306 million for the third quarter of 2013;

•	average daily production of 54.7 MBOE/d compared to 41.4 MBOE/d for the third quarter of 2013;

•	net income of approximately $115 million compared to $28 million for the third quarter of 2013;

•	capital expenditures, excluding acquisitions, of approximately $163 million compared to $144 million for the third quarter of 2013; and

•	129 wells drilled (all successful) compared to 101 wells drilled (all successful) for the third quarter of 2013.
Results for the nine months ended September 30, 2014, included the following:

•	oil, natural gas and NGL sales of approximately $1.0 billion compared to $848 million for the nine months ended September 30, 2013;

•	average daily production of 50.7 MBOE/d compared to 40.2 MBOE/d for the nine months ended September 30, 2013;

•	net income of approximately $274 million compared to $122 million for the nine months ended September 30, 2013;

•	net cash provided by operating activities of approximately $443 million compared to $405 million for the nine months ended September 30, 2013;

•	capital expenditures, excluding acquisitions, of approximately $438 million compared to $451 million for the nine months ended September 30, 2013; and

•	317 wells drilled (all successful) compared to 259 wells drilled (all successful) for the nine months ended September 30, 2013.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units, after which Berry became an indirect wholly owned subsidiary of LINN Energy. The transaction was valued at approximately $4.6 billion, including the assumption of approximately $2.3 billion of Berry’s debt and net of cash acquired of approximately $451 million.
Predecessor and Successor Reporting
As a result of the impact of pushdown accounting on the acquisition date (see Note 1), the Company’s financial statements and certain note presentations are separated into two distinct periods, the period before the consummation of the LINN Energy transaction (labeled predecessor) and the period after that date (labeled successor), to indicate the application of a different basis of accounting between the periods presented. Despite this separate GAAP presentation, the successor had no independent oil and natural gas operations prior to the acquisition, and, accordingly, there were no operational activities that changed as a result of the acquisition of the predecessor.
Properties Exchange
On August 15, 2014, the Company, along with a subsidiary of its indirect parent LINN Energy, completed the trade of a portion of its Permian Basin properties to Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc. (collectively, “ExxonMobil”), in exchange for properties in the Hugoton Basin. The Company received approximately 514 Bcfe of proved reserves, primarily natural gas, as of the exchange date, while ExxonMobil received approximately 20,000 net acres in the Midland Basin, which are located primarily in Midland, Martin and Glasscock counties, and approximately 154 Bcfe of proved reserves.
Properties Exchange – Pending
On September 18, 2014, the Company, along with a subsidiary of its indirect parent LINN Energy, entered into a definitive agreement to trade a portion of its Permian Basin properties to Exxon Mobil Corporation in exchange for properties in California’s South Belridge Field. The Company anticipates the transaction will close in the fourth quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
Divestiture – Pending
On October 1, 2014, the Company, along with a subsidiary of its indirect parent LINN Energy, entered into a definitive purchase and sale agreement to sell certain of its Wolfberry properties in Ector and Midland counties in the Permian Basin to Fleur de Lis Energy, LLC for a contract price of $350 million, subject to closing adjustments. The sale is anticipated to close in the fourth quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
Financing and Liquidity
On May 30, 2014, in accordance with the provisions of the indenture related to its 10.25% senior notes due June 2014 (the “June 2014 Senior Notes”), the Company paid in full the remaining outstanding principal amount of approximately $205 million using a cash capital contribution from LINN Energy.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance
(in thousands)
Revenues and other:
Oil sales	$310,742	$280,732	$30,010
Natural gas sales	34,950	16,966	17,984
NGL sales	5,171	8,485	(3,314)
Total oil, natural gas and NGL sales	350,863	306,183	44,680
Electricity sales	11,300	10,046	1,254
Gains (losses) on oil and natural gas derivatives	44,990	(45,293)	90,283
Marketing and other revenues	2,263	2,078	185
	409,416	273,014	136,402
Expenses:
Lease operating expenses	83,684	79,105	4,579
Electricity generation expenses	5,892	5,401	491
Transportation expenses	13,326	8,709	4,617
Marketing expenses	1,811	1,895	(84)
General and administrative expenses	16,566	17,784	(1,218)
Exploration costs	—	1,624	(1,624)
Depreciation, depletion and amortization	79,725	73,467	6,258
Taxes, other than income taxes	24,830	14,662	10,168
Losses on sale of assets and other, net	49,011	—	49,011
	274,845	202,647	72,198
Other income and (expenses)	(19,247)	(24,959)	5,712
Income before income taxes	115,324	45,408	69,916
Income tax expense	159	17,230	(17,071)
Net income	$115,165	$28,178	$86,987

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance

Average daily production:
Oil (MBbls/d)	37.8	30.7	23%
Natural gas (MMcf/d)	93.5	50.5	85%
NGL (MBbls/d)	1.2	2.3	(48)%
Total (MBOE/d)	54.7	41.4	32%

Weighted average price: (1)
Oil (Bbl)	$89.24	$99.47	(10)%
Natural gas (Mcf)	$4.06	$3.65	11%
NGL (Bbl)	$45.56	$39.76	15%

Average NYMEX prices:
Oil (Bbl)	$97.17	$105.82	(8)%
Natural gas (MMBtu)	$4.06	$3.58	13%

Costs per BOE of production:
Lease operating expenses	$16.64	$20.76	(20)%
Transportation expenses	$2.65	$2.29	16%
General and administrative expenses	$3.29	$4.67	(30)%
Depreciation, depletion and amortization	$15.85	$19.28	(18)%
Taxes, other than income taxes	$4.94	$3.85	28%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $45 million or 15% to approximately $351 million for the three months ended September 30, 2014, from approximately $306 million for the three months ended September 30, 2013, due to higher production volumes and higher natural gas and NGL prices partially offset by lower oil prices. Higher natural gas and NGL prices resulted in an increase in revenues of approximately $4 million and $1 million, respectively. Lower oil prices resulted in a decrease in revenues of approximately $36 million.
Average daily production volumes increased to approximately 54.7 MBOE/d for the three months ended September 30, 2014, from 41.4 MBOE/d for the three months ended September 30, 2013. Higher oil and natural gas production volumes resulted in an increase in revenues of approximately $66 million and $14 million, respectively. Lower NGL production volumes resulted in a decrease in revenues of approximately $4 million.
The following table sets forth average daily production by operating area:

	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance

Average daily production (MBOE/d):
California	26.6	20.8	5.8	28%
Uinta Basin	11.2	8.1	3.1	38%
Permian Basin	7.6	8.4	(0.8)	(10)%
Piceance Basin	1.9	2.2	(0.3)	(14)%
Hugoton Basin	5.6	—	5.6	—%
East Texas	1.8	1.9	(0.1)	(5)%
	54.7	41.4	13.3	32%
The increase in average daily production volumes in California and the Uinta Basin operating areas primarily reflects development capital spending. The decrease in average daily production volumes in the Permian Basin operating area primarily reflects the production volumes related to the properties relinquished in the exchange with ExxonMobil on August 15, 2014. The decrease in average daily production volumes in the Piceance Basin and East Texas operating areas primarily reflects the effects of production declines due to reduced development capital spending. Average daily production volumes in the Hugoton Basin operating area reflect the impact of the properties received in the exchange with ExxonMobil.
Electricity Sales
The following table sets forth selected electricity data:

	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance

Electricity sales (in thousands)	$11,300	$10,046	12%
Electricity generation expenses (in thousands)	$5,892	$5,401	9%
Electric power produced (Mwh/d)	2,119	1,793	18%
Electric power sold (Mwh/d)	1,933	1,720	12%
Average sales price per Mwh	$71.18	$63.30	12%
Fuel gas cost per MMBtu (including transportation)	$4.17	$3.60	16%
Estimated natural gas volumes consumed to produce electricity (MMBtu/d) (1)	14,557	13,192	10%

(1)	Estimate is based on the historical allocation of fuel costs to electricity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Electricity sales increased by approximately $1 million or 12% to approximately $11 million for the three months ended September 30, 2014, from approximately $10 million for the three months ended September 30, 2013, primarily due to an increase in the average sales price of electricity and electric power sold during the period.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $45 million for the three months ended September 30, 2014, compared to losses of approximately $45 million for the three months ended September 30, 2013, representing a variance of approximately $90 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts partially offset by higher cash settlement payments during the period. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues remained consistent at approximately $2 million for both the three months ended September 30, 2014, and September 30, 2013.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $5 million or 6% to approximately $84 million for the three months ended September 30, 2014, from approximately $79 million for the three months ended September 30, 2013. Lease operating expenses increased primarily due to an increase in steam costs caused by a higher price and volume of natural gas used in steam generation. Lease operating expenses per BOE decreased to $16.64 per BOE for the three months ended September 30, 2014, from $20.76 per BOE for the three months ended September 30, 2013, primarily due to higher production volumes.
The following table sets forth steam information:

	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance

Average net volume of steam injected (Bbls/d)	252,006	198,774	27%
Fuel gas cost per MMBtu (including transportation)	$4.17	$3.60	16%
Estimated natural gas volumes consumed to produce steam (MMBtu/d)	90,348	70,040	29%
Electricity Generation Expenses
Electricity generation expenses increased by approximately $1 million or 9% to approximately $6 million for the three months ended September 30, 2014, from approximately $5 million for the three months ended September 30, 2013, primarily due to increases in fuel gas cost and fuel gas volumes purchased.
Transportation Expenses
Transportation expenses increased by approximately $4 million or 53% to approximately $13 million for the three months ended September 30, 2014, from approximately $9 million for the three months ended September 30, 2013, primarily due to

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

higher expenses due to increased production volumes in the Uinta Basin partially offset by favorable marketing contract adjustments.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses remained consistent at approximately $2 million for both the three months ended September 30, 2014, and September 30, 2013.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses decreased by approximately $1 million or 7% to approximately $17 million for the three months ended September 30, 2014, from approximately $18 million for the three months ended September 30, 2013. The decrease was primarily due to lower share-based compensation allocated to the Company by LOI. General and administrative expenses per BOE also decreased to $3.29 per BOE for the three months ended September 30, 2014, from $4.67 per BOE for the three months ended September 30, 2013.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $7 million or 9% to approximately $80 million for the three months ended September 30, 2014, from approximately $73 million for the three months ended September 30, 2013. Higher total production volumes were the primary reason for the increased expense. Depreciation, depletion and amortization per BOE decreased to $15.85 per BOE for the three months ended September 30, 2014, from $19.28 per BOE for the three months ended September 30, 2013, primarily due to a lower oil and natural gas properties basis as a result of the adjustment made to record the properties at fair value on December 16, 2013, the acquisition date.
Taxes, Other Than Income Taxes

	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance
(in thousands)
Severance taxes	$8,187	$5,191	$2,996
Ad valorem taxes	12,529	5,869	6,660
California carbon allowances	4,114	3,602	512
	$24,830	$14,662	$10,168
Taxes, other than income taxes increased by approximately $10 million or 69% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Severance taxes, which are a function of revenues generated from production, increased primarily due to higher production volumes and higher natural gas and NGL prices partially offset by lower oil prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to an adjustment to the taxable property basis in California in connection with the LINN Energy transaction. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed.
Losses on Sale of Assets and Other, Net
During the three months ended September 30, 2014, the Company recorded a net loss of approximately $49 million on the noncash exchange of a portion of its Permian Basin properties to ExxonMobil for properties in the Hugoton Basin (see Note 2).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance
(in thousands)
Interest expense, net of amounts capitalized	$(19,068)	$(24,996)	$5,928
Other, net	(179)	37	(216)
	$(19,247)	$(24,959)	$5,712
Other income and (expenses) decreased by approximately $6 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Interest expense decreased primarily due to the amortization of premiums related to the Company’s debt being recorded at fair value on December 16, 2013, the acquisition date, partially offset by higher outstanding debt during the period. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense
Effective December 16, 2013, the Company became a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and therefore, recognition has not been given to federal and state income taxes for the operations of the Company. Prior to the LINN Energy transaction, the Company was a Subchapter C-corporation subject to federal and state income taxes. The Company recognized an income tax expense of approximately $159,000 for the three months ended September 30, 2014, compared to income tax expense of approximately $17 million for the three months ended September 30, 2013. The decrease was primarily due to the Company’s conversion from a Subchapter C-corporation to a limited liability company in connection with the LINN Energy transaction.
Net Income
Net income increased by approximately $87 million or 309% to approximately $115 million for the three months ended September 30, 2014, from approximately $28 million for the three months ended September 30, 2013. The increase was primarily due to higher production revenues and higher gains on oil and natural gas derivatives, partially offset by higher expenses. See discussions above for explanations of variances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance
(in thousands)
Revenues and other:
Oil sales	$936,463	$775,293	$161,170
Natural gas sales	88,339	50,994	37,345
NGL sales	19,557	21,383	(1,826)
Total oil, natural gas and NGL sales	1,044,359	847,670	196,689
Electricity sales	31,461	27,148	4,313
Gains (losses) on oil and natural gas derivatives	22,893	(10,408)	33,301
Marketing and other revenues	9,344	7,065	2,279
	1,108,057	871,475	236,582
Expenses:
Lease operating expenses	267,069	234,132	32,937
Electricity generation expenses	21,904	17,034	4,870
Transportation expenses	28,802	24,696	4,106
Marketing expenses	6,505	5,971	534
General and administrative expenses	88,379	59,381	28,998
Exploration costs	—	5,925	(5,925)
Depreciation, depletion and amortization	226,109	212,217	13,892
Taxes, other than income taxes	71,338	42,861	28,477
(Gains) losses on sale of assets and other, net	56,635	(23)	56,658
	766,741	602,194	164,547
Other income and (expenses)	(67,368)	(74,492)	7,124
Income before income taxes	273,948	194,789	79,159
Income tax expense	77	72,813	(72,736)
Net income	$273,871	$121,976	$151,895

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance

Average daily production:
Oil (MBbls/d)	37.2	29.8	25%
Natural gas (MMcf/d)	71.0	50.0	42%
NGL (MBbls/d)	1.6	2.1	(24)%
Total (MBOE/d)	50.7	40.2	26%

Weighted average price: (1)
Oil (Bbl)	$92.19	$95.42	(3)%
Natural gas (Mcf)	$4.56	$3.73	22%
NGL (Bbl)	$43.68	$37.05	18%

Average NYMEX prices:
Oil (Bbl)	$99.61	$98.14	1%
Natural gas (MMBtu)	$4.55	$3.67	24%

Costs per BOE of production:
Lease operating expenses	$19.30	$21.33	(10)%
Transportation expenses	$2.08	$2.25	(8)%
General and administrative expenses	$6.39	$5.41	18%
Depreciation, depletion and amortization	$16.34	$19.33	(15)%
Taxes, other than income taxes	$5.16	$3.90	32%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $197 million or 23% to approximately $1.0 billion for the nine months ended September 30, 2014, from approximately $848 million for the nine months ended September 30, 2013, due to higher production volumes and higher natural gas and NGL prices partially offset by lower oil prices. Higher natural gas and NGL prices resulted in an increase in revenues of approximately $16 million and $3 million, respectively. Lower oil prices resulted in a decrease in revenues of approximately $33 million.
Average daily production volumes increased to approximately 50.7 MBOE/d for the nine months ended September 30, 2014, from 40.2 MBOE/d for the nine months ended September 30, 2013. Higher oil and natural gas production volumes resulted in an increase in revenues of approximately $195 million and $21 million, respectively. Lower NGL production volumes resulted in a decrease in revenues of approximately $5 million.
The following table sets forth average daily production by operating area:

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance

Average daily production (MBOE/d):
California	25.7	20.1	5.6	28%
Uinta Basin	11.0	7.6	3.4	45%
Permian Basin	8.4	8.2	0.2	2%
Piceance Basin	2.0	2.3	(0.3)	(13)%
Hugoton Basin	1.9	—	1.9	—%
East Texas	1.7	2.0	(0.3)	(15)%
	50.7	40.2	10.5	26%
The increase in average daily production volumes in California and the Uinta Basin operating areas primarily reflects development capital spending. The increase in average daily production volumes in the Permian Basin operating area primarily reflects development capital spending partially offset by decreased production volumes related to the properties relinquished in the exchange with ExxonMobil on August 15, 2014. The decrease in average daily production volumes in the Piceance Basin and East Texas operating areas primarily reflects the effects of production declines due to reduced development capital spending. Average daily production volumes in the Hugoton Basin operating area reflect the impact of the properties received in the exchange with ExxonMobil.
Electricity Sales
The following table sets forth selected electricity data:

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance

Electricity sales (in thousands)	$31,461	$27,148	16%
Electricity generation expenses (in thousands)	$21,904	$17,034	29%
Electric power produced (Mwh/d)	2,076	1,922	8%
Electric power sold (Mwh/d)	1,889	1,781	6%
Average sales price per Mwh	$63.61	$55.52	15%
Fuel gas cost per MMBtu (including transportation)	$4.77	$3.70	29%
Estimated natural gas volumes consumed to produce electricity (MMBtu/d) (1)	15,098	14,181	6%

(1)	Estimate is based on the historical allocation of fuel costs to electricity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Electricity sales increased by approximately $4 million or 16% to approximately $31 million for the nine months ended September 30, 2014, from approximately $27 million for the nine months ended September 30 2013, primarily due to an increase in the average sales price of electricity and electric power sold during the period.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $23 million for the nine months ended September 30, 2014, compared to losses of approximately $10 million for the nine months ended September 30, 2013, representing a variance of approximately $33 million. Gains on oil and natural gas derivatives were primarily due to the changes in fair value of the derivative contracts during the period partially offset by higher cash settlement payments during the period. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues increased by approximately $2 million or 32% to approximately $9 million for the nine months ended September 30, 2014, from approximately $7 million for the nine months ended September 30, 2013, primarily due to an increase in natural gas prices during the first quarter of 2014.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $33 million or 14% to approximately $267 million for the nine months ended September 30, 2014, from approximately $234 million for the nine months ended September 30, 2013. Lease operating expenses increased primarily due to an increase in steam costs caused by a higher price and volume of natural gas used in steam generation. Lease operating expenses per BOE decreased to $19.30 per BOE for the nine months ended September 30, 2014, from $21.33 per BOE for the nine months ended September 30, 2013, primarily due to higher production volumes.
The following table sets forth steam information:

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance

Average net volume of steam injected (Bbls/d)	245,329	195,566	25%
Fuel gas cost per MMBtu (including transportation)	$4.77	$3.70	29%
Estimated natural gas volumes consumed to produce steam (MMBtu/d)	87,742	67,179	31%
Electricity Generation Expenses
Electricity generation expenses increased by approximately $5 million or 29% to approximately $22 million for the nine months ended September 30, 2014, from approximately $17 million for the nine months ended September 30, 2013, primarily due to increases in fuel gas cost and fuel gas volumes purchased.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Transportation Expenses
Transportation expenses increased by approximately $4 million or 17% to approximately $29 million for the nine months ended September 30, 2014, from approximately $25 million for the nine months ended September 30, 2013, primarily due to increased production volumes in the Uinta Basin partially offset by favorable marketing contract adjustments.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company purchases third-party natural gas at the market rate in its producing areas and utilizes asset management agreements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses increased by approximately $1 million or 9% to approximately $7 million for the nine months ended September 30, 2014, from approximately $6 million for the nine months ended September 30, 2013, primarily due to an increase in natural gas prices during the first quarter of 2014.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses increased by approximately $29 million or 49% to approximately $88 million for the nine months ended September 30, 2014, from approximately $59 million for the nine months ended September 30, 2013. The increase was primarily due to higher share-based compensation allocated to the Company by LOI during the first quarter of 2014, as well as higher personnel expenses, transition expenses, professional services expenses and various other administrative expenses. General and administrative expenses per BOE also increased to $6.39 per BOE for the nine months ended September 30, 2014, from $5.41 per BOE for the nine months ended September 30, 2013.
Exploration Costs
The Company recorded no exploration costs for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the Company recorded exploration costs of approximately $6 million primarily related to the expiration of certain undeveloped leases in the Permian Basin.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $14 million or 7% to approximately $226 million for the nine months ended September 30, 2014, from approximately $212 million for the nine months ended September 30, 2013. Higher total production volumes were the primary reason for the increased expense. Depreciation, depletion and amortization per BOE decreased to $16.34 per BOE for the nine months ended September 30, 2014, from $19.33 per BOE for the nine months ended September 30, 2013, primarily due to a lower oil and natural gas properties basis as a result of the adjustment made to record the properties at fair value on December 16, 2013, the acquisition date.
Taxes, Other Than Income Taxes

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance
(in thousands)
Severance taxes	$19,429	$13,534	$5,895
Ad valorem taxes	38,882	19,314	19,568
California carbon allowances	13,002	10,013	2,989
Other	25	—	25
	$71,338	$42,861	$28,477
Taxes, other than income taxes increased by approximately $28 million or 66% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Severance taxes, which are a function of revenues generated from production, increased primarily due to higher production volumes and higher natural gas and NGL prices partially offset by lower oil prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to an adjustment to the taxable property basis in California in connection with the LINN Energy transaction. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

(Gains) Losses on Sale of Assets and Other, Net
During the nine months ended September 30, 2014, the Company recorded a net loss of approximately $49 million on the noncash exchange of a portion of its Permian Basin properties to ExxonMobil for properties in the Hugoton Basin (see Note 2).
Other Income and (Expenses)

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance
(in thousands)
Interest expense, net of amounts capitalized	$(66,555)	$(74,562)	$8,007
Other, net	(813)	70	(883)
	$(67,368)	$(74,492)	$7,124
Other income and (expenses) decreased by approximately $7 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Interest expense decreased primarily due to the amortization of premiums related to the Company’s debt being recorded at fair value on December 16, 2013, the acquisition date, partially offset by higher outstanding debt during the period. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense
Effective December 16, 2013, the Company became a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and therefore, recognition has not been given to federal and state income taxes for the operations of the Company. Prior to the LINN Energy transaction, the Company was a Subchapter C-corporation subject to federal and state income taxes. The Company recognized an income tax expense of approximately $77,000 for the nine months ended September 30, 2014, compared to income tax expense of approximately $73 million for the nine months ended September 30, 2013. The decrease was primarily due to the Company’s conversion from a Subchapter C-corporation to a limited liability company in connection with the LINN Energy transaction.
Net Income
Net income increased by approximately $152 million or 125% to approximately $274 million for the nine months ended September 30, 2014, from approximately $122 million for the nine months ended September 30, 2013. The increase was primarily due to higher production revenues and higher gains on oil and natural gas derivatives, partially offset by higher expenses. See discussions above for explanations of variances.
Liquidity and Capital Resources
The Company has utilized funds from debt offerings, borrowings under its Credit Facility and net cash provided by operating activities for capital resources and liquidity. Historically, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the nine months ended September 30, 2014, the Company’s total capital expenditures were approximately $438 million. LINN Energy continually evaluates the capital needs of the Company along with those of its other operating areas. LINN Energy establishes a capital plan each calendar year for all of its operations based on development opportunities and the expected cash flow from operations for that year. The capital plan may be revised during the year as a result of drilling outcomes or significant changes in cash flows. To the extent net cash provided by operating activities is higher or lower than currently anticipated, LINN Energy may adjust the Company’s capital plan accordingly or adjust borrowings under the Company’s Credit Facility, as needed. However, at September 30, 2014, the Company had less than $1 million of available borrowing capacity under its Credit Facility.
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
Any cash generated by the Company is currently being used by the Company to fund its activities and is not currently being distributed to LINN Energy for further distribution to its unitholders. To the extent that the Company generates cash in excess of its needs, the indentures governing its senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and the Company may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Company’s indentures. The Company’s restricted payments basket was approximately $314 million at September 30, 2014, and may be increased in accordance with the terms of the Company’s indentures by, among other things, 50% of the Company’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
On May 30, 2014, in accordance with the provisions of the indenture related to its June 2014 Senior Notes, the Company paid in full the remaining outstanding principal amount of approximately $205 million using a cash capital contribution from LINN Energy (see Note 11).
Statements of Cash Flows
The following is a comparative cash flow summary:

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance
(in thousands)
Net cash:
Provided by operating activities	$443,190	$405,306	$37,884
Used in investing activities	(438,000)	(442,460)	4,460
Provided by (used in) financing activities	(49,655)	60,897	(110,552)
Net increase (decrease) in cash and cash equivalents	$(44,465)	$23,743	$(68,208)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2014, was approximately $443 million, compared to approximately $405 million for the nine months ended September 30, 2013. The increase was primarily due to higher production related revenues principally due to increased oil and natural gas production volumes and higher natural gas and NGL prices, partially offset by higher expenses and higher cash settlement payments on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Successor	Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
(in thousands)
Cash flow from investing activities:
Property acquisitions	$—	$(3,367)
Capital expenditures	(438,256)	(450,623)
Proceeds from sale of properties and equipment and other	256	11,530
	$(438,000)	$(442,460)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities during 2014.
Financing Activities
Cash used in financing activities of approximately $50 million for the nine months ended September 30, 2014, was primarily related to cash distributions of approximately $42 million and $10 million made to LINN Energy during the second and third

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

quarters of 2014, respectively. Cash provided by financing activities for the nine months ended September 30, 2013, included net borrowings of approximately $73 million under the Company’s Credit Facility.
Debt
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At September 30, 2014, lender commitments under the facility were $1.2 billion but the Company had less than $1 million of available borrowing capacity, including outstanding letters of credit. In February 2014, the Company entered into an amendment to the Credit Facility to amend the terms of certain financial and reporting covenants, among other items, and in April 2014, the Company entered into an amendment to the Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items.
As of September 30, 2014, the Company was in compliance with all financial and other covenants of its Credit Facility. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facility, see Note 4.
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

•
integration of the assets and operations acquired in the properties exchanges, which may take longer than anticipated, may be more costly than anticipated as a result of unexpected factors or events and may have an unanticipated adverse effect on the Company’s business.

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
At September 30, 2014, the fair value of fixed price swaps, collars and three-way collars was a net asset of approximately $11 million. A 10% increase in the index oil price above the September 30, 2014, price would result in a net liability of approximately $10 million, which represents a decrease in the fair value of approximately $21 million; conversely, a 10% decrease in the index oil price below the September 30, 2014, price would result in a net asset of approximately $36 million, which represents an increase in the fair value of approximately $25 million. At September 30, 2014, the Company had no outstanding natural gas derivative instruments.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at September 30, 2014, and December 31, 2013, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flow and ability to pay distributions could be impacted.
Interest Rate Risk
At September 30, 2014, and December 31, 2013, the Company had long-term debt outstanding under its Credit Facility of approximately $1.2 billion which incurred interest at floating rates (see Note 4). A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $12 million increase in annual interest expense.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value on a recurring basis (see Note 6). The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.
At September 30, 2014, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 1.84%. A 1% increase in the average public bond yield spread would result in no significant increase or decrease in net income for the nine months ended September 30, 2014. At September 30, 2014, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0.12% and 0.46%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $111,000 decrease in net income for the nine months ended September 30, 2014.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the

Item 4.    Controls and Procedures - Continued

period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
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
There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. LINN Energy continues to integrate certain business operations, information systems, processes and related internal control over financial reporting as a result of the acquisition of the Company. The Company will continue to assess the effectiveness of its internal control over financial reporting as integration activities continue.

Part II – Other Information
Item 1.    Legal Proceedings
Department of the Interior Notice of Proposed Debarment
In June 2012, the Company received a Notice of Proposed Debarment issued by the United States Department of the Interior (“DOI”). Pursuant to the notice, the DOI’s Office of the Inspector General proposed to debar the Company from participation in certain federal contracts and assistance activities, including oil and natural gas leases, for a period of three years. The basis for the proposed debarment relates to the Company’s purported noncompliance with Bureau of Land Management (“BLM”) regulations relating to the operation of certain equipment, and the submission of related site facility diagrams, in its Uinta operations. In 2011, the Company entered into a settlement agreement with the BLM and paid a $2 million civil penalty relating to the matter. The Company contested the proposed debarment and believes the matter is without merit; nevertheless, in June 2013, the Company entered into an agreement with the DOI to resolve the matter administratively through an independent compliance review. The independent compliance review has concluded and the final compliance review reports have been submitted to the DOI. The Company has been informed that DOI intends to make follow-up inquiries to the Company in the near future, but has not received any further communications to date.
Royalty Class Action
The Company is a defendant in a certain statewide royalty class action case in which the parties have entered into a settlement agreement to settle past claims for approximately $2.4 million. Subject to approval of the settlement agreement by the court, the Company anticipates distribution of settlement funds to begin in the fourth quarter of 2014.
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

2.1†
Exchange Agreement by and among Linn Energy Holdings, LLC, Berry Petroleum Company, LLC and Exxon Mobil Corporation, dated as of September 18, 2014 (incorporated herein by reference to Exhibit 2.1 to Linn Energy, LLC’s Quarterly Report on Form 10-Q filed on November 4, 2014)

2.2*†
Purchase and Sale Agreement by and among Berry Petroleum Company, LLC d/b/a in the State of Texas as Berry Oil Company and Linn Operating, Inc., as Seller, and EIGF TE GP Resource Holdings L.P., FDL Capital, LLC, and KNR Resource Holdings I L.P., as Buyers, executed on October 1, 2014

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

†
The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S‑K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BERRY PETROLEUM COMPANY, LLC
(Registrant)
Date: November 12, 2014	/s/ David B. Rottino
David B. Rottino Executive Vice President, Business Development and Chief Accounting Officer (As Duly Authorized Officer and Chief Accounting Officer)