Form 10-Q
period 2015-03-31
Berry Petroleum Company, LLC
filed 2015-05-05
CIK 778438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

600 Travis, Suite 4900
Houston, Texas 77002
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(281) 840-4000
600 Travis, Suite 5100
Houston, Texas 77002
(Former address of principal executive offices)

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
MMcf. One million cubic feet.
MMcf/d. MMcf per day.
Mwh. One thousand kilowatts of electricity used continuously for one hour.
Mwh/d. Mwh per day.
NGL. Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BERRY PETROLEUM COMPANY, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,424	$1,586
Accounts receivable – trade, net	88,881	100,359
Derivative instruments	19,555	43,694
Other current assets	53,229	59,259
Total current assets	163,089	204,898

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	4,928,161	4,872,059
Less accumulated depletion and amortization	(865,266)	(525,007)
	4,062,895	4,347,052

Other property and equipment	117,844	115,999
Less accumulated depreciation	(11,102)	(8,452)
	106,742	107,547

Derivative instruments	81	—
Advance to affiliate	220,571	293,627
Other noncurrent assets	13,343	14,284
	233,995	307,911
Total noncurrent assets	4,403,632	4,762,510
Total assets	$4,566,721	$4,967,408

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$214,795	$242,350
Derivative instruments	899	—
Other accrued liabilities	14,356	19,087
Total current liabilities	230,050	261,437

Noncurrent liabilities:
Credit facility	1,173,175	1,173,175
Senior notes, net	913,315	913,777
Derivative instruments	229	—
Other noncurrent liabilities	197,451	200,015
Total noncurrent liabilities	2,284,170	2,286,967

Commitments and contingencies (Note 7)

Member’s equity:
Additional paid-in capital	2,372,603	2,416,381
Accumulated income (deficit)	(320,102)	2,623
	2,052,501	2,419,004
Total liabilities and member’s equity	$4,566,721	$4,967,408
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$156,586	$333,116
Electricity sales	5,151	9,969
Gains on oil and natural gas derivatives	3,267	3,465
Marketing revenues	2,381	4,846
Other revenues	1,896	(16)
	169,281	351,380
Expenses:
Lease operating expenses	67,189	90,031
Electricity generation expenses	4,570	8,383
Transportation expenses	12,606	7,993
Marketing expenses	1,075	2,598
General and administrative expenses	21,187	43,491
Depreciation, depletion and amortization	72,979	68,631
Impairment of long-lived assets	272,000	—
Taxes, other than income taxes	23,332	23,029
(Gains) losses on sale of assets and other, net	(4,473)	3,367
	470,465	247,523
Other income and (expenses):
Interest expense, net of amounts capitalized	(21,421)	(24,001)
Other, net	(170)	(189)
	(21,591)	(24,190)
Income (loss) before income taxes	(322,775)	79,667
Income tax benefit	(50)	(31)
Net income (loss)	$(322,725)	$79,698
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Unaudited)

	Additional Paid-In Capital	Accumulated Income (Deficit)	Total Member’s Equity
	(in thousands)

December 31, 2014	$2,416,381	$2,623	$2,419,004
Distribution to affiliate	(43,778)	—	(43,778)
Net loss	—	(322,725)	(322,725)
March 31, 2015	$2,372,603	$(320,102)	$2,052,501
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(322,725)	$79,698
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	72,979	68,631
Impairment of long-lived assets	272,000	—
Amortization and write-off of deferred financing fees	259	(3,478)
Gains on sale of assets and other, net	(1,857)	—
Deferred income taxes	(50)	(31)
Derivatives activities:
Total gains	(2,341)	(3,465)
Cash settlements	27,513	(2,655)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	16,392	(15,373)
Increase in other assets	(3,878)	(1,040)
Decrease in accounts payable and accrued expenses	(5,878)	(21,127)
Decrease in other liabilities	(9,925)	(6,330)
Net cash provided by operating activities	42,489	94,830

Cash flow from investing activities:
Development of oil and natural gas properties	(1,609)	(134,750)
Purchases of other property and equipment	(1,092)	(1,833)
Proceeds from sale of properties and equipment and other	3,813	—
Net cash provided by (used in) investing activities	1,112	(136,583)

Cash flow from financing activities:
Repayments of debt	—	(1,188)
Financing fees and other, net	15	(2,581)
Distribution to affiliate	(43,778)	—
Net cash used in financing activities	(43,763)	(3,769)

Net decrease in cash and cash equivalents	(162)	(45,522)
Cash and cash equivalents:
Beginning	1,586	51,041
Ending	$1,424	$5,519
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
The Company’s properties are located in the United States (“U.S.”), in California (San Joaquin Valley and Los Angeles basins), Kansas and the Oklahoma Panhandle (Hugoton Basin), Utah (Uinta Basin), Colorado (Piceance Basin) and east Texas. In August and November of 2014, the Company divested all of its properties located in the Permian Basin.
Principles of Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results reported in these unaudited condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.
The condensed financial statements for previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income (loss), member’s equity or cash flows.
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

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its condensed financial statements and related disclosures.
In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers. This ASU will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years (early adoption prohibited). The Company is currently evaluating the impact, if any, of the adoption of this ASU on its financial statements and related disclosures.
Note 2 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2015	December 31, 2014
	(in thousands)
Oil and natural gas:
Proved properties	$4,088,070	$4,025,595
Unproved properties	840,091	846,464
	4,928,161	4,872,059
Less accumulated depletion and amortization	(865,266)	(525,007)
	$4,062,895	$4,347,052
Impairment of Proved Properties
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
Based on the analysis described above, for the three months ended March 31, 2015, the Company recorded noncash impairment charges, before and after tax, of approximately $272 million associated with proved oil and natural gas properties. The impairment was due to a decline in commodity prices. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed statement of operations. Following are the impairment charges recorded:

•	California operating area – $207 million; and

•	East Texas operating area – $65 million.
The Company recorded no impairment charges for the three months ended March 31, 2014.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 3 – Debt
The following summarizes the Company’s outstanding debt:

	March 31, 2015	December 31, 2014
	(in thousands, except percentages)

Credit facility (1)	$1,173,175	$1,173,175
6.75% senior notes due November 2020	299,970	299,970
6.375% senior notes due September 2022	599,163	599,163
Net unamortized premiums	14,182	14,644
Total debt, net	2,086,490	2,086,952
Less current maturities	—	—
Total long-term debt, net	$2,086,490	$2,086,952

(1)	Variable interest rates of 2.68% and 2.67% at March 31, 2015, and December 31, 2014, respectively.
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

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Credit facility	$1,173,175	$1,173,175	$1,173,175	$1,173,175
Senior notes, net	913,315	710,323	913,777	699,462
Total debt, net	$2,086,490	$1,883,498	$2,086,952	$1,872,637
Credit Facility
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) currently has a borrowing base of $1.4 billion, subject to lender commitments. The maturity date is April 2019. At March 31, 2015, lender commitments under the facility were $1.2 billion but there was less than $1 million of available borrowing capacity, including outstanding letters of credit.
Redetermination of the borrowing base under the Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. A super-majority of the lenders under the Credit Facility and Berry also have the right to request interim borrowing base redeterminations once between scheduled redeterminations. Significant declines in commodity prices may result in a decrease in the borrowing base. The spring 2015 semi-annual redetermination is scheduled for May 2015, and the Company anticipates its lenders will recommend a decrease in the borrowing base under the Credit Facility. In February 2015, LINN Energy and Berry entered into a parent support agreement under which LINN Energy agreed, in the event the borrowing base is reduced below the amount of borrowings outstanding, to either make principal repayments or provide additional collateral to the lenders, including through posting restricted cash on Berry’s behalf, to address the shortfall, subject to LINN Energy’s credit facility.

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
At the Company’s election, interest on borrowings under the Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.5% and 2.5% per annum (depending on the then-current level of borrowings under the Credit Facility) or a Base Rate (as defined in the Credit Facility) plus an applicable margin between 0.5% and 1.5% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the Base Rate and at the end of the applicable interest period for loans bearing interest at the LIBOR. The Company is required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum between 0.375% and 0.5% (depending on the then-current level of utilization under the Credit Facility) on the average daily unused amount of the maximum commitment amount of the lenders.
Senior Notes Due November 2020 and Senior Notes Due September 2022
The Company has $300 million in aggregate principal amount of 6.75% senior notes due November 2020 (the “November 2020 Senior Notes”) and $599 million in aggregate principal amount of 6.375% senior notes due September 2022 (the “September 2022 Senior Notes”).
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
Note 4 – Derivative Instruments
The Company hedges a portion of its forecasted production to reduce exposure to commodity price fluctuations and provide long-term cash flow predictability to manage its business. The Company also, from time to time, enters into derivative contracts for a portion of its natural gas consumption. The direct NGL hedging market has been constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. As a result, the Company has not directly hedged its NGL production. The Company also hedges its exposure to natural gas differentials in certain operating areas but does not currently hedge exposure to oil differentials.
The Company enters into commodity hedging transactions primarily in the form of swap contracts, collars and three-way collars. Swap contracts are designed to provide a fixed price. Collar contracts specify floor and ceiling prices to be received as compared to floating market prices. Three-way collar contracts combine a short put (the lower price), a long put (the middle

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

price) and a short call (the higher price) to provide a higher ceiling price as compared to a regular collar and limit downside risk to the market price plus the difference between the middle price and the lower price if the market price drops below the lower price.
The Company enters into these transactions with respect to a portion of its projected production or consumption to provide an economic hedge of the risk related to the future commodity prices received or paid. The Company does not enter into derivative contracts for trading purposes. The Company did not designate any of its contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings. See Note 5 for fair value disclosures about oil and natural gas commodity derivatives.
The following table summarizes derivative positions for the periods indicated as of March 31, 2015:

	April 1 - December 31, 2015	2016
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	688	—
Average price ($/Bbl)	$56.41	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	825	—
Short put ($/Bbl)	$70.00	$—
Long put ($/Bbl)	$90.00	$—
Short call ($/Bbl)	$101.62	$—
Natural gas basis differential positions: (1)
NWPL Rockies basis swaps: (2)
Hedged volume (MMMBtu)	6,860	11,712
Hedged differential ($/MMBtu)	$(0.34)	$(0.34)
SoCal basis swaps: (3)
Hedged volume (MMMBtu)	22,050	32,940
Hedged differential ($/MMBtu)	$(0.03)	$(0.03)

(1)	Settle on the respective pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

(2)
For positions which hedge exposure to differentials in producing areas, the Company receives the NYMEX Henry Hub natural gas price plus the respective spread and pays the specified index price.  Cash settlements are made on a net basis.

(3)
For positions which hedge exposure to differentials in consuming areas, the Company pays the NYMEX Henry Hub natural gas price plus the respective spread and receives the specified index price. Cash settlements are made on a net basis.

During the three months ended March 31, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2016, to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.
Settled derivatives on oil production for the three months ended March 31, 2015, included volumes of 270 MBbls at an average contract price of $87.21 per Bbl. Settled derivatives on oil production for the three months ended March 31, 2014, included volumes of 2,250 MBbls at an average contract price of $92.16 per Bbl. The oil derivatives are settled based on the average closing price of NYMEX WTI crude oil for each day of the delivery month.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2015	December 31, 2014
	(in thousands)
Assets:
Commodity derivatives	$36,831	$60,843
Liabilities:
Commodity derivatives	$18,323	$17,149
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives. The Credit Facility is secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $37 million at March 31, 2015. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
Gains and losses on derivatives used to hedge production were net gains of approximately $3 million for both the three months ended March 31, 2015, and March 31, 2014, and are reported on the condensed statements of operations in “gains on oil and natural gas derivatives.” Gains and losses on derivatives used to hedge natural gas consumption, entered into in March 2015, were net losses of approximately $1 million for the three months ended March 31, 2015, and are reported on the condensed statement of operations in “lease operating expenses.” For the three months ended March 31, 2015, and March 31, 2014, the Company received net cash settlements of approximately $28 million and paid net cash settlements of approximately $3 million, respectively.
Note 5 – Fair Value Measurements on a Recurring Basis
The Company accounts for its commodity derivatives at fair value (see Note 4) on a recurring basis. The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives.

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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$36,831	$(17,195)	$19,636
Liabilities:
Commodity derivatives	$18,323	$(17,195)	$1,128

	December 31, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$60,843	$(17,149)	$43,694
Liabilities:
Commodity derivatives	$17,149	$(17,149)	$—

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 6 – Asset Retirement Obligations
The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations. Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred. The liabilities are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2% for the three months ended March 31, 2015); and (iv) a credit-adjusted risk-free interest rate (average of 5.6% for the three months ended March 31, 2015). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2014	$121,760
Liabilities added from drilling	616
Current year accretion expense	1,655
Settlements	(89)
Asset retirement obligations at March 31, 2015	$123,942

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 7 – Commitments and Contingencies
East Texas Gathering System
The Company is party to certain long-term natural gas gathering agreements for its East Texas production. The agreements contain embedded leases and the transaction was accounted for as a financing obligation. The asset is being depreciated over the remaining useful life and has a net book value of approximately $12 million at March 31, 2015. There are no minimum payments required under these agreements.
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
Legal Matters
The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
During the three months ended March 31, 2015, and March 31, 2014, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 8 – Income Taxes
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company. Amounts recognized for income taxes are reported in “income tax benefit” on the condensed statements of operations.
Note 9 – Supplemental Disclosures to the Condensed Balance Sheets and Condensed Statements of Cash Flows
“Other current assets” reported on the condensed balance sheets primarily consist of inventories. “Other accrued liabilities” reported on the condensed balance sheets include the following:

	March 31, 2015	December 31, 2014
	(in thousands)

Accrued interest	$11,188	$15,803
Asset retirement obligations	3,101	3,101
Other	67	183
	$14,356	$19,087
Supplemental disclosures to the condensed statements of cash flows are presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Cash payments for interest, net of amounts capitalized	$25,707	$27,163
Cash payments for income taxes	$—	$—

Noncash investing activities:
Accrued capital expenditures	$40,533	$84,540
For the three months ended March 31, 2015, LINN Energy spent approximately $73 million of capital expenditures in respect of Berry’s operations. The Company recorded the $73 million to oil and natural gas properties with an offset to the advance due from LINN Energy.
Note 10 – Related Party Transactions
LINN Energy
The Company has no employees. The employees of Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, provide services and support to the Company in accordance with an agency agreement and power of attorney between the Company and LOI. For the three months ended March 31, 2015, and March 31, 2014, the Company incurred management fee expenses of approximately $20 million and $36 million, respectively, for services provided by LOI. The Company also had affiliated

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

accounts payable due to LINN Energy of approximately $33 million and $13 million at March 31, 2015, and December 31, 2014, respectively, included in “accounts payable and accrued expenses” on the condensed balance sheets.
During the three months ended March 31, 2015, the Company made a cash distribution of approximately $44 million to LINN Energy. The Company made no cash distributions to LINN Energy during the three months ended March 31, 2014. In 2014, the Company advanced approximately $352 million, to a subsidiary of LINN Energy, of net cash proceeds from the sale of certain of the Company’s Wolfberry properties in Ector and Midland counties in the Permian Basin to Fleur de Lis Energy, LLC. These proceeds must be used by LINN Energy on capital expenditures in respect of Berry’s operations, to repay Berry’s indebtedness or as otherwise permitted under the terms of Berry’s indentures and Credit Facility. During the three months ended March 31, 2015, and December 31, 2014, LINN Energy spent approximately $73 million and $58 million, respectively, of capital expenditures in respect of Berry’s operations. At March 31, 2015, the remaining advance balance was approximately $221 million.
In February 2015, LINN Energy and Berry entered into a parent support agreement under which LINN Energy agreed, in the event the borrowing base of Berry’s Credit Facility is reduced below the amount of borrowings outstanding, to either make principal repayments or provide additional collateral to the lenders, including through posting restricted cash on Berry’s behalf, to address the shortfall, subject to LINN Energy’s credit facility.
Other
One of LINN Energy’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months ended March 31, 2015, and March 31, 2014, the Company incurred expenditures of approximately $100,000 and $78,000, respectively, related to services rendered by Superior and its subsidiaries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in the Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The reference to a “Note” herein refers to the accompanying Notes to Condensed Financial Statements contained in Item 1. “Financial Statements.”
Executive Overview
Berry Petroleum Company, LLC (“Berry” or the “Company”) was formed as a Delaware limited liability company on December 16, 2013, and is an indirect wholly owned subsidiary of Linn Energy, LLC (“LINN Energy”) engaged in the production and development of oil and natural gas. The Company’s predecessor, Berry Petroleum Company, was publicly traded from 1987 until being acquired by LINN Energy in December 2013. On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between LINN Energy, LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and LINN Energy, under which LinnCo contributed Berry to LINN Energy in exchange for LINN Energy units. Linn Acquisition Company, LLC, a direct subsidiary of LINN Energy, is currently the Company’s sole member.
The Company currently has five operating areas in the United States (“U.S.”): California, Hugoton Basin, Uinta Basin, Piceance Basin and East Texas. In August and November of 2014, the Company divested all of its properties located in the Permian Basin.
Results for the three months ended March 31, 2015, included the following:

•	oil, natural gas and NGL sales of approximately $157 million compared to $333 million for the first quarter of 2014;

•	average daily production of approximately 50.3 MBOE/d compared to 47.4 MBOE/d for the first quarter of 2014;

•	net loss of approximately $323 million compared to net income of $80 million for the first quarter of 2014;

•	net cash provided by operating activities of approximately $42 million compared to $95 million for the first quarter of 2014;

•	capital expenditures, excluding acquisitions, of approximately $57 million compared to $137 million for the first quarter of 2014; and

•	85 wells drilled (all successful) compared to 71 wells drilled (all successful) for the first quarter of 2014.
Financing Activities
The spring 2015 semi-annual borrowing base redetermination of the Company’s Credit Facility, as defined in Note 3, is scheduled for May 2015. Pending final approval from its bank group, the Company expects the borrowing base under the Credit Facility to decrease from $1.4 billion to approximately $1.2 billion at the upcoming redetermination as a result of lower commodity prices. In February 2015, LINN Energy and Berry entered into a parent support agreement under which LINN Energy agreed, in the event the borrowing base under Berry’s Credit Facility is reduced below the amount of borrowings outstanding, to either make principal repayments or provide additional collateral to the lenders, including through posting restricted cash on Berry’s behalf, to address the shortfall, subject to LINN Energy’s credit facility. In connection with the expected reduction in Berry’s borrowing base, LINN Energy intends to make a contribution to Berry of approximately $250 million, which will be posted as restricted cash with Berry’s lenders and may be returned to LINN Energy in the future if commodity prices improve.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Commodity Derivatives
During the three months ended March 31, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2016, to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.
In April 2015, the Company entered into oil swaps for May 2015 through December 2015. Including these hedges, as of April 1, 2015, the Company had oil swaps of approximately 1,300 MBbls at an average price of approximately $58.12 for the remainder of 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)
Revenues and other:
Oil sales	$123,980	$294,901	$(170,921)
Natural gas sales	25,976	28,945	(2,969)
NGL sales	6,630	9,270	(2,640)
Total oil, natural gas and NGL sales	156,586	333,116	(176,530)
Electricity sales	5,151	9,969	(4,818)
Gains on oil and natural gas derivatives	3,267	3,465	(198)
Marketing and other revenues	4,277	4,830	(553)
	169,281	351,380	(182,099)
Expenses:
Lease operating expenses	67,189	90,031	(22,842)
Electricity generation expenses	4,570	8,383	(3,813)
Transportation expenses	12,606	7,993	4,613
Marketing expenses	1,075	2,598	(1,523)
General and administrative expenses	21,187	43,491	(22,304)
Depreciation, depletion and amortization	72,979	68,631	4,348
Impairment of long-lived assets	272,000	—	272,000
Taxes, other than income taxes	23,332	23,029	303
(Gains) losses on sale of assets and other, net	(4,473)	3,367	(7,840)
	470,465	247,523	222,942
Other income and (expenses)	(21,591)	(24,190)	2,599
Income (loss) before income taxes	(322,775)	79,667	(402,442)
Income tax benefit	(50)	(31)	(19)
Net income (loss)	$(322,725)	$79,698	$(402,423)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2015	2014	Variance
Average daily production:
Oil (MBbls/d)	32.3	35.5	(9)%
Natural gas (MMcf/d)	93.7	57.2	64%
NGL (MBbls/d)	2.4	2.4	—
Total (MBOE/d)	50.3	47.4	6%

Weighted average prices: (1)
Oil (Bbl)	$42.69	$92.27	(54)%
Natural gas (Mcf)	$3.08	$5.62	(45)%
NGL (Bbl)	$30.87	$43.04	(28)%

Average NYMEX prices:
Oil (Bbl)	$48.64	$98.68	(51)%
Natural gas (MMBtu)	$2.98	$4.94	(40)%

Costs per BOE of production:
Lease operating expenses	$14.85	$21.08	(30)%
Transportation expenses	$2.79	$1.87	49%
General and administrative expenses	$4.68	$10.19	(54)%
Depreciation, depletion and amortization	$16.13	$16.07	1%
Taxes, other than income taxes	$5.16	$5.39	(4)%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $176 million or 53% to approximately $157 million for the three months ended March 31, 2015, from approximately $333 million for the three months ended March 31, 2014, due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $144 million, $21 million and $3 million, respectively.
Average daily production volumes increased to approximately 50.3 MBOE/d for the three months ended March 31, 2015, from 47.4 MBOE/d for the three months ended March 31, 2014. Higher natural gas production volumes resulted in an increase in revenues of approximately $19 million. Lower oil production volumes resulted in a decrease in revenues of approximately $27 million.
The following table sets forth average daily production by operating area:

	Three Months Ended March 31,
	2015	2014	Variance
Average daily production (MBOE/d):
California	27.3	24.0	3.3	14%
Hugoton Basin	10.0	—	10.0	—
Uinta Basin	9.7	10.9	(1.2)	(11)%
Piceance Basin	1.7	2.1	(0.4)	(18)%
East Texas	1.6	1.7	(0.1)	(8)%
Permian Basin	—	8.7	(8.7)	(100)%
	50.3	47.4	2.9	6%
The increase in average daily production volumes in California primarily reflects the impact of the properties received in the exchange with Exxon Mobil Corporation on November 21, 2014, and development capital spending. Average daily production volumes in the Hugoton Basin operating area reflect the impact of the properties received in the exchange with Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc., on August 15, 2014. The decrease in average daily production volumes in the Uinta Basin, Piceance Basin and East Texas operating areas primarily reflects the effects of production declines due to reduced development capital spending. The decrease in average daily production volumes in the Permian Basin operating area reflects the properties relinquished in the two exchanges with ExxonMobil and the properties sold to Fleur de Lis Energy, LLC on November 14, 2014. The Company had no Permian Basin properties remaining as of December 31, 2014.
Electricity Sales
The following table sets forth selected electricity data:

	Three Months Ended March 31,
	2015	2014	Variance

Electricity sales (in thousands)	$5,151	$9,969	(48)%
Electricity generation expenses (in thousands)	$4,570	$8,383	(45)%
Electric power produced (Mwh/d)	1,792	2,108	(15)%
Electric power sold (Mwh/d)	1,560	1,914	(18)%
Average sales price per Mwh	$37.48	$57.85	(35)%
Fuel gas cost per MMBtu (including transportation)	$2.70	$5.58	(52)%
Estimated natural gas volumes consumed to produce electricity (MMBtu/d) (1)	12,627	15,768	(20)%

(1)	Estimate is based on the historical allocation of fuel costs to electricity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Electricity sales represent sales to utilities and decreased by approximately $5 million or 48% to approximately $5 million for the three months ended March 31, 2015, from approximately $10 million for the three months ended March 31, 2014, primarily due to decreases in the average sales price of electricity and electric power sold during the period.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives remained consistent at approximately $3 million for both the three months ended March 31, 2015, and March 31, 2014. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 4 and Note 5 for additional information about the Company’s commodity derivatives. For information about the Company’s credit risk related to derivative contracts, see “Counterparty Credit Risk” under “Liquidity and Capital Resources” below.
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize this capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues decreased by approximately $1 million or 11% to approximately $4 million for the three months ended March 31, 2015, from approximately $5 million for the three months ended March 31, 2014, primarily due to a decrease in natural gas prices.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $23 million or 25% to approximately $67 million for the three months ended March 31, 2015, from approximately $90 million for the three months ended March 31, 2014. The decrease was primarily due to lower costs as a result of the properties sold and exchanged during the third and fourth quarters of 2014, as well as a decrease in steam costs caused by a lower price of natural gas used in steam generation and cost savings initiatives. Lease operating expenses per BOE also decreased to $14.85 per BOE for the three months ended March 31, 2015, from $21.08 per BOE for the three months ended March 31, 2014.
The following table sets forth steam information:

	Three Months Ended March 31,
	2015	2014	Variance

Average net volume of steam injected (Bbls/d)	276,693	231,756	19%
Fuel gas cost per MMBtu (including transportation)	$2.70	$5.58	(52)%
Estimated natural gas volumes consumed to produce steam (MMBtu/d)	99,375	83,366	19%
Electricity Generation Expenses
Electricity generation expenses decreased by approximately $3 million or 45% to approximately $5 million for the three months ended March 31, 2015, from approximately $8 million for the three months ended March 31, 2014, primarily due to a decrease in fuel gas cost partially offset by an increase in fuel gas volumes purchased.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Transportation Expenses
Transportation expenses increased by approximately $5 million or 58% to approximately $13 million for the three months ended March 31, 2015, from approximately $8 million for the three months ended March 31, 2014, primarily due to costs associated with Hugoton Basin properties acquired in the exchange with Exxon Mobil Corporation on August 15, 2014.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses decreased by approximately $2 million or 59% to approximately $1 million for the three months ended March 31, 2015, from approximately $3 million for the three months ended March 31, 2014, primarily due to a decrease in natural gas prices.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses decreased by approximately $22 million or 51% to approximately $21 million for the three months ended March 31, 2015, from approximately $43 million for the three months ended March 31, 2014. The decrease was primarily due to lower share-based compensation allocated to the Company by Linn Operating, Inc. General and administrative expenses per BOE also decreased to $4.68 per BOE for the three months ended March 31, 2015, from $10.19 per BOE for the three months ended March 31, 2014.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $4 million or 6% to approximately $73 million for the three months ended March 31, 2015, from approximately $69 million for the three months ended March 31, 2014. The increase was primarily due to higher total production volumes. Depreciation, depletion and amortization per BOE also increased to $16.13 per BOE for the three months ended March 31, 2015, from $16.07 per BOE for the three months ended March 31, 2014.
Impairment of Long-Lived Assets
During the three months ended March 31, 2015, the Company recorded noncash impairment charges, before and after tax, of approximately $272 million associated with proved oil and natural gas properties. The impairment was due to a decline in commodity prices. Following are the impairment charges recorded:

•	California operating area – $207 million; and

•	East Texas operating area – $65 million.
The Company recorded no impairment charges for the three months ended March 31, 2014.
Taxes, Other Than Income Taxes

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)

Severance taxes	$3,105	$5,420	$(2,315)
Ad valorem taxes	14,124	13,241	883
California carbon allowances	6,103	4,368	1,735
	$23,332	$23,029	$303
Taxes, other than income taxes remained consistent at approximately $23 million for both the three months ended March 31, 2015, and March 31, 2014. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas, NGL prices partially offset by higher production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, remained consistent. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(21,421)	$(24,001)	$2,580
Other, net	(170)	(189)	19
	$(21,591)	$(24,190)	$2,599
Other income and (expenses) decreased by approximately $3 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to reduced interest expense resulting from lower outstanding debt during the period. See “Debt” under “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and therefore, recognition has not been given to federal and state income taxes for the operations of the Company. The Company recognized an income tax benefit of approximately $50,000 for the three months ended March 31, 2015, compared to approximately $31,000 for the three months ended March 31, 2014. The increase was primarily due to a decrease in state taxes resulting from changes in the Company’s operations during the three months ended March 31, 2015, compared to the same period in 2014.
Net Income (Loss)
Net income decreased by approximately $403 million or 505% to a net loss of approximately $323 million for the three months ended March 31, 2015, from net income of approximately $80 million for the three months ended March 31, 2014. The decrease was primarily due to higher impairment charges and lower production revenues, partially offset by lower other expenses. See discussions above for explanations of variances.
Liquidity and Capital Resources
The Company has utilized funds from debt offerings, borrowings under its Credit Facility and net cash provided by operating activities for capital resources and liquidity. Historically, the primary use of capital has been for the development of oil and natural gas properties. For the three months ended March 31, 2015, the Company’s total capital expenditures were approximately $57 million. LINN Energy continually evaluates the capital needs of the Company along with those of its other operating areas. LINN Energy establishes a capital plan each calendar year for all of its operations based on development opportunities and the expected cash flow from operations for that year. The capital plan may be revised during the year as a result of drilling outcomes or significant changes in cash flows. To the extent net cash provided by operating activities is higher or lower than currently anticipated, LINN Energy may adjust the Company’s capital plan accordingly or adjust borrowings under the Company’s Credit Facility, as needed. However, at March 31, 2015, the Company had less than $1 million of available borrowing capacity under its Credit Facility.
The spring 2015 semi-annual borrowing base redetermination of the Company’s Credit Facility is scheduled for May 2015. Pending final approval from its bank group, the Company expects the borrowing base under the Credit Facility to decrease from $1.4 billion to approximately $1.2 billion at the upcoming redetermination as a result of lower commodity prices. In February 2015, LINN Energy and Berry entered into a parent support agreement under which LINN Energy agreed, in the event the borrowing base under Berry’s Credit Facility is reduced below the amount of borrowings outstanding, to either make principal repayments or provide additional collateral to the lenders, including through posting restricted cash on Berry’s behalf, to address the shortfall, subject to LINN Energy’s credit facility. In connection with the expected reduction in Berry’s borrowing base, LINN Energy intends to make a contribution to Berry of approximately $250 million, which will be posted as restricted cash with Berry’s lenders and may be returned to LINN Energy in the future if commodity prices improve.

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
Any cash generated by the Company is currently being used by the Company to fund its activities. To the extent that the Company generates cash in excess of its needs and determines to distribute such amounts to LINN Energy, the indentures governing its senior notes limit the amount the Company may distribute to LINN Energy to the amount available under a “restricted payments basket,” and the Company may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Company’s indentures. The Company’s restricted payments basket was approximately $206 million at March 31, 2015, and may be increased in accordance with the terms of the Company’s indentures by, among other things, 50% of the Company’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)
Net cash:
Provided by operating activities	$42,489	$94,830	$(52,341)
Provided by (used in) investing activities	1,112	(136,583)	137,695
Used in financing activities	(43,763)	(3,769)	(39,994)
Net decrease in cash and cash equivalents	$(162)	$(45,522)	$45,360
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2015, was approximately $42 million, compared to approximately $95 million for the three months ended March 31, 2014. The decrease was primarily due to lower production related revenues principally due to lower commodity prices partially offset by higher cash settlements on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(2,701)	$(136,583)
Proceeds from sale of properties and equipment and other	3,813	—
	$1,112	$(136,583)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities during 2015. For the three months ended March 31, 2015, LINN Energy spent approximately $73 million of capital expenditures in respect of Berry’s operations (see Notes 9 and 10).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities
Cash used in financing activities of approximately $44 million for the three months ended March 31, 2015, was primarily related to a cash distribution made to LINN Energy. There was no significant cash flow from financing activities for the three months ended March 31, 2014.
Debt
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) currently has a borrowing base of $1.4 billion, subject to lender commitments. At March 31, 2015, lender commitments under the facility were $1.2 billion but there was less than $1 million of available borrowing capacity, including outstanding letters of credit. For additional information related to the Company’s outstanding debt, see Note 3.
Financial Covenants
The Credit Facility contains requirements and financial covenants, among others, to maintain: 1) a ratio of Adjusted EBITDAX to Interest Expense (as each term is defined in the Credit Facility) (“Interest Coverage Ratio”) for the preceding four quarters of greater than 2.5 to 1.0, and 2) a ratio of Current Assets to Current Liabilities (as each term is defined in the Credit Facility) (“Current Ratio”) as of the last day of any fiscal quarter of greater than 1.0 to 1.0. The Interest Coverage Ratio is intended as a measure of the Company’s ability to make interest payments on its outstanding indebtedness and the Current Ratio is intended as a measure of the Company’s solvency. The Company is required to demonstrate compliance with each of these ratios on a quarterly basis. The following represents the calculations of the Interest Coverage Ratio and the Current Ratio as presented to the lenders under the Credit Facility:

	At or for the Quarter Ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	Twelve Months Ended March 31, 2015

Interest Coverage Ratio	8.1	9.4	6.7	1.9	6.6
Current Ratio (1)	0.6	2.0	0.6	0.6	0.6
Current Ratio (consolidated) (1)	2.5	3.3	2.9	3.2	3.2

(1)	The Credit Facility allows Berry to demonstrate its compliance with the Current Ratio financial covenant on a consolidated basis with LINN Energy for up to three quarters of each calendar year.
The Company has included disclosure of the Interest Coverage Ratio for the twelve months ended March 31, 2015, and the Current Ratio as of March 31, 2015, to demonstrate its compliance for the three months ended March 31, 2015, as well as the Interest Coverage Ratio for each of the preceding four quarters on an individual basis (rather than on a last twelve months basis) and the Current Ratio as of the end of each of the preceding four quarters to provide investors with trend information about the Company’s ongoing compliance with these financial covenants. If the Company fails to demonstrate compliance with either or both of the Interest Coverage Ratio or the Current Ratio as of the end of the quarter and such failure continues beyond applicable cure periods, an event of default would occur and the Company would be unable to make additional borrowings and outstanding indebtedness may be accelerated.
The Company is in compliance with all financial and other covenants of its Credit Facility and senior notes.
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
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2014 Annual Report on Form 10-K. There have been no significant changes to the Company’s contractual obligations since December 31, 2014. See Note 3 for additional information about the Company’s debt instruments.
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based on the condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1 of Notes to Condensed Financial Statements.
Cautionary Statement Regarding Forward-Looking Statements
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2014 Annual Report on Form 10-K. The reference to a “Note” herein refers to the accompanying Notes to Condensed Financial Statements contained in Item 1. “Financial Statements.”
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
The Company entered into these transactions with respect to a portion of its projected production or consumption to provide an economic hedge of the risk related to the future commodity prices received or paid. The Company does not enter into derivative contracts for trading purposes. The appropriate level of production to be hedged is an ongoing consideration and is based on a variety of factors, including current and future expected commodity market prices, cost and availability of derivatives contra

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

cts, the level of LINN Energy’s acquisition activity and overall risk profile, including leverage and size and scale considerations. As a result, the appropriate percentage of production volumes to be hedged may change over time.
At March 31, 2015, the fair value of fixed price swaps and three-way collars was a net asset of approximately $19 million. A 10% increase in the index oil and natural gas prices above the March 31, 2015, prices would result in a net asset of approximately $14 million, which represents a decrease in the fair value of approximately $5 million; conversely, a 10% decrease in the index oil and natural gas prices below the March 31, 2015, prices would result in a net asset of approximately $23 million, which represents an increase in the fair value of approximately $4 million.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at March 31, 2015, and December 31, 2014, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flows could be impacted.
Interest Rate Risk
At March 31, 2015, and December 31, 2014, the Company had long-term debt outstanding under its Credit Facility of approximately $1.2 billion which incurred interest at floating rates (see Note 3). A 1% increase in the London Interbank Offered Rate would result in an estimated $12 million increase in annual interest expense.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value on a recurring basis (see Note 5). The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.
At March 31, 2015, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 1.99%. A 1% increase in the average public bond yield spread would result in an estimated $7,000 increase in net income for the three months ended March 31, 2015. At March 31, 2015, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 0.46%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $75,000 decrease in net income for the three months ended March 31, 2015.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
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
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
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
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Formation of Berry Petroleum Company, LLC (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on December 20, 2013)
3.2	Limited Liability Company Agreement of Berry Petroleum Company, LLC dated December 16, 2013 (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed on December 20, 2013)
10.1
Parent Support Agreement dated February 20, 2015 between Berry Petroleum Company, LLC and Linn Energy, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 5, 2015)

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

BERRY PETROLEUM COMPANY, LLC
(Registrant)

Date: May 5, 2015	/s/ David B. Rottino
David B. Rottino Executive Vice President, Business Development and Chief Accounting Officer (As Duly Authorized Officer and Chief Accounting Officer)