Form 10-Q
period 2015-06-30
Berry Petroleum Company, LLC
filed 2015-08-07
CIK 778438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
600 Travis, Suite 4900
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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BERRY PETROLEUM COMPANY, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,664	$1,586
Accounts receivable – trade, net	83,314	100,359
Derivative instruments	15,534	43,694
Other current assets	43,238	59,259
Total current assets	144,750	204,898

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	4,967,722	4,872,059
Less accumulated depletion and amortization	(923,731)	(525,007)
	4,043,991	4,347,052

Other property and equipment	121,511	115,999
Less accumulated depreciation	(13,749)	(8,452)
	107,762	107,547

Derivative instruments	976	—
Advance to affiliate	171,044	293,627
Restricted cash	250,162	125
Other noncurrent assets	11,587	14,159
	433,769	307,911
Total noncurrent assets	4,585,522	4,762,510
Total assets	$4,730,272	$4,967,408

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$218,534	$242,350
Derivative instruments	3,333	—
Other accrued liabilities	17,798	19,087
Total current liabilities	239,665	261,437

Noncurrent liabilities:
Credit facility	1,173,175	1,173,175
Senior notes, net	860,680	913,777
Derivative instruments	588	—
Other noncurrent liabilities	195,940	200,015
Total noncurrent liabilities	2,230,383	2,286,967

Commitments and contingencies (Note 7)

Member’s equity:
Additional paid-in capital	2,609,158	2,416,381
Accumulated income (deficit)	(348,934)	2,623
	2,260,224	2,419,004
Total liabilities and member’s equity	$4,730,272	$4,967,408
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$173,381	$360,380	$329,967	$693,496
Electricity sales	6,609	10,192	11,760	20,161
Losses on oil and natural gas derivatives	(4,474)	(25,562)	(1,207)	(22,097)
Marketing revenues	839	2,242	3,220	7,088
Other revenues	1,535	9	3,431	(7)
	177,890	347,261	347,171	698,641
Expenses:
Lease operating expenses	49,896	93,354	117,085	183,385
Electricity generation expenses	4,993	7,629	9,563	16,012
Transportation expenses	12,978	7,483	25,584	15,476
Marketing expenses	1,005	2,096	2,080	4,694
General and administrative expenses	37,102	28,322	58,289	71,813
Depreciation, depletion and amortization	63,052	77,753	136,031	146,384
Impairment of long-lived assets	—	—	272,000	—
Taxes, other than income taxes	22,196	23,479	45,528	46,508
(Gains) losses on sale of assets and other, net	(811)	4,257	(5,284)	7,624
	190,411	244,373	660,876	491,896
Other income and (expenses):
Interest expense, net of amounts capitalized	(22,690)	(23,486)	(44,111)	(47,487)
Gain on extinguishment of debt	6,831	—	6,831	—
Other, net	(463)	(445)	(633)	(634)
	(16,322)	(23,931)	(37,913)	(48,121)
Income (loss) before income taxes	(28,843)	78,957	(351,618)	158,624
Income tax benefit	(11)	(51)	(61)	(82)
Net income (loss)	$(28,832)	$79,008	$(351,557)	$158,706
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Unaudited)

	Additional Paid-In Capital	Accumulated Income (Deficit)	Total Member’s Equity
	(in thousands)

December 31, 2014	$2,416,381	$2,623	$2,419,004
Capital contribution from affiliate	250,000	—	250,000
Distributions to affiliate	(57,223)	—	(57,223)
Net loss	—	(351,557)	(351,557)
June 30, 2015	$2,609,158	$(348,934)	$2,260,224
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(351,557)	$158,706
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	136,031	146,384
Impairment of long-lived assets	272,000	—
Gain on extinguishment of debt	(6,831)	—
Amortization and write-off of deferred financing fees	854	(5,492)
Gains on sale of assets and other, net	(2,991)	—
Deferred income taxes	(61)	(82)
Derivatives activities:
Total (gains) losses	(1,853)	22,097
Cash settlements	32,943	(10,472)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	15,281	(34,294)
Decrease in other assets	3,515	1,486
Increase in accounts payable and accrued expenses	11,378	11,869
Decrease in other liabilities	(10,310)	(25,473)
Net cash provided by operating activities	98,399	264,729

Cash flow from investing activities:
Development of oil and natural gas properties	(3,076)	(269,129)
Purchases of other property and equipment	(2,982)	(5,625)
Proceeds from sale of properties and equipment and other	11,302	—
Net cash provided by (used in) investing activities	5,244	(274,754)

Cash flow from financing activities:
Repayments of debt	(45,353)	(206,124)
Financing fees and other, net	11	(10,866)
Capital contribution from affiliate	—	220,000
Distributions to affiliate	(57,223)	(41,537)
Net cash used in financing activities	(102,565)	(38,527)

Net increase (decrease) in cash and cash equivalents	1,078	(48,552)
Cash and cash equivalents:
Beginning	1,586	51,041
Ending	$2,664	$2,489
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

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years (early adoption permitted). The Company does not expect the adoption of this ASU to have a material impact on its financial statements.
In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers. This ASU will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years (early adoption permitted for fiscal years beginning after December 15, 2016, including interim periods within that year). The Company is currently evaluating the impact, if any, of the adoption of this ASU on its financial statements and related disclosures.
Note 2 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2015	December 31, 2014
	(in thousands)
Oil and natural gas:
Proved properties	$4,128,644	$4,025,595
Unproved properties	839,078	846,464
	4,967,722	4,872,059
Less accumulated depletion and amortization	(923,731)	(525,007)
	$4,043,991	$4,347,052
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
Based on the analysis described above, the Company recorded no impairment charges for the three months ended June 30, 2015, or the six months ended June 30, 2014. During the first quarter of 2015, the Company recorded noncash impairment charges, before and after tax, of approximately $272 million associated with proved oil and natural gas properties. The impairment was due to a decline in commodity prices. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. For the six months ended June 30, 2015, the following impairment charges are included in “impairment of long-lived assets” on the condensed statement of operations:

•	California operating area – $207 million; and

•	East Texas operating area – $65 million.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 3 – Debt
The following summarizes the Company’s outstanding debt:

	June 30, 2015	December 31, 2014
	(in thousands, except percentages)

Credit facility (1)	$1,173,175	$1,173,175
6.75% senior notes due November 2020	275,177	299,970
6.375% senior notes due September 2022	572,700	599,163
Net unamortized premiums	12,803	14,644
Total debt, net	2,033,855	2,086,952
Less current maturities	—	—
Total long-term debt, net	$2,033,855	$2,086,952

(1)	Variable interest rates of 2.69% and 2.67% at June 30, 2015, and December 31, 2014, respectively.
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

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Credit facility	$1,173,175	$1,173,175	$1,173,175	$1,173,175
Senior notes, net	860,680	664,672	913,777	699,462
Total debt, net	$2,033,855	$1,837,847	$2,086,952	$1,872,637
Credit Facility
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) currently has a borrowing base of $1.2 billion, subject to lender commitments. The maturity date is April 2019. At June 30, 2015, lender commitments under the facility were $1.2 billion but there was less than $1 million of available borrowing capacity, including outstanding letters of credit.
Redetermination of the borrowing base under the Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. A super-majority of the lenders under the Credit Facility and Berry also have the right to request interim borrowing base redeterminations once between scheduled redeterminations. The spring 2015 semi-annual borrowing base redetermination was completed in May 2015, and the borrowing base under the Credit Facility decreased from $1.4 billion to $1.2 billion as a result of lower commodity prices. Continued low or further declining commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs are expected to result in further decreases in the borrowing base at the October 2015 redetermination and may also impact future redeterminations.
In connection with the reduction in Berry’s borrowing base, LINN Energy contributed $250 million to Berry to post as restricted cash with Berry’s lenders. As directed by LINN Energy, the $250 million was deposited on Berry’s behalf in a

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

security account with the administrative agent subject to a security control agreement. Berry’s ability to withdraw funds from this account is subject to a concurrent reduction of the borrowing base under the Credit Facility or lender consent in connection with a redetermination of such borrowing base. The $250 million may be used to satisfy obligations under the Credit Facility or, subject to restrictions in the indentures governing Berry’s senior notes, may be returned to LINN Energy in the future. The amount is included in “restricted cash” on the condensed balance sheet.
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
Repurchases of Senior Notes
During the six months ended June 30, 2015, the Company repurchased on the open market approximately $51 million of its outstanding senior notes. The Company repurchased approximately $25 million and $26 million of its 6.75% senior notes due November 2020 and 6.375% senior notes due September 2022, respectively. In connection with the repurchases, the Company recorded a gain on extinguishment of debt of approximately $7 million for the six months ended June 30, 2015.
Repurchases of Senior Notes – Subsequent Event
In July 2015, the Company repurchased through a privately negotiated transaction approximately $14 million of its 6.75% senior notes due November 2020.
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

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The following table summarizes derivative positions for the periods indicated as of June 30, 2015:

	July 1 - December 31, 2015	2016
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	1,963	—
Average price ($/Bbl)	$59.97	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	552	—
Short put ($/Bbl)	$70.00	$—
Long put ($/Bbl)	$90.00	$—
Short call ($/Bbl)	$101.62	$—
Natural gas basis differential positions: (1)
NWPL Rockies basis swaps: (2)
Hedged volume (MMMBtu)	5,152	11,712
Hedged differential ($/MMBtu)	$(0.34)	$(0.34)
SoCal basis swaps: (3)
Hedged volume (MMMBtu)	16,560	32,940
Hedged differential ($/MMBtu)	$(0.03)	$(0.03)

(1)	Settle on the respective pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

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

During the six months ended June 30, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2016, to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Settled derivatives on oil production for the three months and six months ended June 30, 2015, included volumes of 1,074 MBbls and 1,344 MBbls, respectively, at average contract prices of $66.75 per Bbl and $70.86 per Bbl. Settled derivatives on oil production for the three months and six months ended June 30, 2014, included volumes of 2,275 MBbls and 4,525 MBbls, respectively, at an average contract price of $92.16 per Bbl. The oil derivatives are settled based on the average closing price of NYMEX WTI crude oil for each day of the delivery month.
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2015	December 31, 2014
	(in thousands)
Assets:
Commodity derivatives	$23,636	$60,843
Liabilities:
Commodity derivatives	$11,047	$17,149
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives. The Credit Facility is secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $24 million at June 30, 2015. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
A summary of gains and losses on derivatives included on the condensed statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Losses on oil and natural gas derivatives	$(4,474)	$(25,562)	$(1,207)	$(22,097)
Lease operating expenses (1)	3,986	—	3,060	—
Total gains (losses) on oil and natural gas derivatives	$(488)	$(25,562)	$1,853	$(22,097)

(1)	Consists of gains and losses on derivatives used to hedge natural gas consumption which were entered into in March 2015.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

For the three months and six months ended June 30, 2015, the Company received net cash settlements of approximately $5 million and $33 million, respectively. For the three months and six months ended June 30, 2014, the Company paid net cash settlements of approximately $8 million and $11 million, respectively.
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$23,636	$(7,126)	$16,510
Liabilities:
Commodity derivatives	$11,047	$(7,126)	$3,921

	December 31, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$60,843	$(17,149)	$43,694
Liabilities:
Commodity derivatives	$17,149	$(17,149)	$—

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 6 – Asset Retirement Obligations
The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations. Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred. The liabilities are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2% for the six months ended June 30, 2015); and (iv) a credit-adjusted risk-free interest rate

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

(average of 5.5% for the six months ended June 30, 2015). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2014	$121,760
Liabilities added from drilling	1,030
Current year accretion expense	3,340
Settlements	(284)
Asset retirement obligations at June 30, 2015	$125,846
Note 7 – Commitments and Contingencies
East Texas Gathering System
The Company is party to certain long-term natural gas gathering agreements for its East Texas production. The agreements contain embedded leases and the transaction was accounted for as a financing obligation. The asset is being depreciated over the remaining useful life and has a net book value of approximately $12 million at June 30, 2015. There are no minimum payments required under these agreements.
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
During the six months ended June 30, 2015, and June 30, 2014, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 8 – Income Taxes
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

	June 30, 2015	December 31, 2014
	(in thousands)

Accrued interest	$14,643	$15,803
Asset retirement obligations	3,101	3,101
Other	54	183
	$17,798	$19,087
Supplemental disclosures to the condensed statements of cash flows are presented below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)

Cash payments for interest, net of amounts capitalized	$44,608	$55,751
Cash payments for income taxes	$—	$—

Noncash investing activities:
Accrued capital expenditures	$28,468	$114,145
For the six months ended June 30, 2015, LINN Energy spent approximately $123 million of capital expenditures in respect of Berry’s operations. The Company recorded the $123 million to oil and natural gas properties with an offset to the advance due from LINN Energy. In addition, in May 2015, LINN Energy made a capital contribution of $250 million to Berry which was deposited on Berry’s behalf and posted as restricted cash with Berry’s lenders in connection with the reduction in its borrowing base (see Note 3).
Note 10 – Related Party Transactions
LINN Energy
The Company has no employees. The employees of Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, provide services and support to the Company in accordance with an agency agreement and power of attorney between the Company and LOI. For the three months and six months ended June 30, 2015, the Company incurred management fee expenses of approximately $33 million and $53 million, respectively, for services provided by LOI. For the three months and six months ended June 30, 2014, the Company incurred management fee expenses of approximately $24 million and $60 million, respectively, for services provided by LOI. The Company also had affiliated accounts payable due to LINN Energy of approximately $29 million and $13 million at June 30, 2015, and December 31, 2014, respectively, included in “accounts payable and accrued expenses” on the condensed balance sheets.
During the three months and six months ended June 30, 2015, the Company made cash distributions of approximately $13 million and $57 million, respectively, to LINN Energy. In 2014, the Company advanced approximately $352 million, to a

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

subsidiary of LINN Energy, of net cash proceeds from the sale of certain of the Company’s Wolfberry properties in Ector and Midland counties in the Permian Basin to Fleur de Lis Energy, LLC. These proceeds must be used by LINN Energy on capital expenditures in respect of Berry’s operations, to repay Berry’s indebtedness or as otherwise permitted under the terms of Berry’s indentures and Credit Facility. During the six months ended June 30, 2015, and three months ended December 31, 2014, LINN Energy spent approximately $123 million and $58 million, respectively, of capital expenditures in respect of Berry’s operations. At June 30, 2015, the remaining advance balance was approximately $171 million.
In May 2015, Linn Energy made a capital contribution of $250 million to Berry which was deposited on Berry’s behalf and posted as restricted cash with Berry’s lenders in connection with the reduction in its borrowing base (see Note 3).  The $250 million may be used to satisfy obligations under the Credit Facility or may be returned to LINN Energy in the future if commodity prices improve.
Other
One of LINN Energy’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months and six months ended June 30, 2015, the Company incurred expenditures of approximately $218,000 and $318,000, respectively, and for the three months and six months ended June 30, 2014, the Company incurred expenditures of approximately $98,000 and $176,000, respectively, related to services rendered by Superior and its subsidiaries.

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
Results for the three months ended June 30, 2015, included the following:

•	oil, natural gas and NGL sales of approximately $173 million compared to $360 million for the second quarter of 2014;

•	average daily production of approximately 48.7 MBOE/d compared to 49.9 MBOE/d for the second quarter of 2014;

•	net loss of approximately $29 million compared to net income of $79 million for the second quarter of 2014;

•	capital expenditures, excluding acquisitions, of approximately $44 million compared to $138 million for the second quarter of 2014; and

•	34 wells drilled (all successful) compared to 117 wells drilled (all successful) for the second quarter of 2014.
Results for the six months ended June 30, 2015, included the following:

•	oil, natural gas and NGL sales of approximately $330 million compared to $693 million for the six months ended June 30, 2014;

•	average daily production of approximately 49.5 MBOE/d compared to 48.7 MBOE/d for the six months ended June 30, 2014;

•	net loss of approximately $352 million compared to net income of $159 million for the six months ended June 30, 2014;

•	net cash provided by operating activities of approximately $98 million compared to $265 million for the six months ended June 30, 2014;

•	capital expenditures, excluding acquisitions, of approximately $101 million compared to $275 million for the six months ended June 30, 2014; and

•	119 wells drilled (all successful) compared to 188 wells drilled (all successful) for the six months ended June 30, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities
The spring 2015 semi-annual borrowing base redetermination of the Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) was completed in May 2015, and the borrowing base under the Credit Facility decreased from $1.4 billion to $1.2 billion as a result of lower commodity prices. Continued low or further declining commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs are expected to result in further decreases in the borrowing base at the October 2015 redetermination and may also impact future redeterminations.
In connection with the reduction in Berry’s borrowing base, LINN Energy contributed $250 million to Berry to post as restricted cash with Berry’s lenders. As directed by LINN Energy, the $250 million was deposited on Berry’s behalf in a security account with the administrative agent subject to a security control agreement. Berry’s ability to withdraw funds from this account is subject to a concurrent reduction of the borrowing base under the Credit Facility or lender consent in connection with a redetermination of such borrowing base. The $250 million may be used to satisfy obligations under the Credit Facility or, subject to restrictions in the indentures governing Berry’s senior notes, may be returned to LINN Energy in the future.
During the six months ended June 30, 2015, the Company repurchased on the open market approximately $51 million of its outstanding senior notes. In addition, in July 2015, the Company repurchased through a privately negotiated transaction approximately $14 million of its outstanding senior notes. See Note 3 for additional details.
Commodity Derivatives
During the six months ended June 30, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2016, to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Revenues and other:
Oil sales	$144,678	$330,820	$(186,142)
Natural gas sales	22,528	24,444	(1,916)
NGL sales	6,175	5,116	1,059
Total oil, natural gas and NGL sales	173,381	360,380	(186,999)
Electricity sales	6,609	10,192	(3,583)
Losses on oil and natural gas derivatives	(4,474)	(25,562)	21,088
Marketing and other revenues	2,374	2,251	123
	177,890	347,261	(169,371)
Expenses:
Lease operating expenses	49,896	93,354	(43,458)
Electricity generation expenses	4,993	7,629	(2,636)
Transportation expenses	12,978	7,483	5,495
Marketing expenses	1,005	2,096	(1,091)
General and administrative expenses	37,102	28,322	8,780
Depreciation, depletion and amortization	63,052	77,753	(14,701)
Taxes, other than income taxes	22,196	23,479	(1,283)
(Gains) losses on sale of assets and other, net	(811)	4,257	(5,068)
	190,411	244,373	(53,962)
Other income and (expenses)	(16,322)	(23,931)	7,609
Income (loss) before income taxes	(28,843)	78,957	(107,800)
Income tax benefit	(11)	(51)	40
Net income (loss)	$(28,832)	$79,008	$(107,840)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2015	2014	Variance
Average daily production:
Oil (MBbls/d)	30.5	38.2	(20)%
Natural gas (MMcf/d)	93.6	61.8	51%
NGL (MBbls/d)	2.6	1.3	100%
Total (MBOE/d)	48.7	49.9	(2)%

Weighted average prices: (1)
Oil (Bbl)	$52.15	$95.06	(45)%
Natural gas (Mcf)	$2.64	$4.34	(39)%
NGL (Bbl)	$25.72	$43.03	(40)%

Average NYMEX prices:
Oil (Bbl)	$57.94	$102.99	(44)%
Natural gas (MMBtu)	$2.64	$4.67	(43)%

Costs per BOE of production:
Lease operating expenses	$11.25	$20.58	(45)%
Transportation expenses	$2.93	$1.65	78%
General and administrative expenses	$8.37	$6.24	34%
Depreciation, depletion and amortization	$14.22	$17.14	(17)%
Taxes, other than income taxes	$5.01	$5.18	(3)%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $187 million or 52% to approximately $173 million for the three months ended June 30, 2015, from approximately $360 million for the three months ended June 30, 2014, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $119 million, $15 million and $4 million, respectively.
Average daily production volumes decreased to approximately 48.7 MBOE/d for the three months ended June 30, 2015, from 49.9 MBOE/d for the three months ended June 30, 2014. Higher natural gas and NGL production volumes resulted in an increase in revenues of approximately $13 million and $5 million, respectively. Lower oil production volumes resulted in a decrease in revenues of approximately $67 million.
The following table sets forth average daily production by operating area:

	Three Months Ended June 30,
	2015	2014	Variance
Average daily production (MBOE/d):
California	26.0	26.5	(0.5)	(2)%
Hugoton Basin	10.3	—	10.3	—
Uinta Basin	8.4	11.0	(2.6)	(24)%
Piceance Basin	2.5	1.9	0.6	32%
East Texas	1.5	1.7	(0.2)	(12)%
Permian Basin	—	8.8	(8.8)	(100)%
	48.7	49.9	(1.2)	(2)%
The decrease in average daily production volumes in California primarily reflects reduced development capital spending, partially offset by the impact of the properties received in the exchange with Exxon Mobil Corporation (“ExxonMobil”) on November 21, 2014. Average daily production volumes in the Hugoton Basin operating area reflect the impact of the properties received in the exchange with Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc. (“Exxon XTO”) on August 15, 2014. The decrease in average daily production volumes in the Uinta Basin and East Texas operating areas primarily reflects the effects of production declines due to reduced development capital spending. The increase in average daily production volumes in the Piceance Basin operating area primarily reflects development capital spending. The decrease in average daily production volumes in the Permian Basin operating area reflects the properties relinquished in the two exchanges with ExxonMobil and Exxon XTO and the properties sold to Fleur de Lis Energy, LLC on November 14, 2014. The Company had no Permian Basin properties remaining as of December 31, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Electricity Sales
The following table sets forth selected electricity data:

	Three Months Ended June 30,
	2015	2014	Variance

Electricity sales (in thousands)	$6,609	$10,192	(35)%
Electricity generation expenses (in thousands)	$4,993	$7,629	(35)%
Electric power produced (Mwh/d)	2,106	2,002	5%
Electric power sold (Mwh/d)	1,876	1,820	3%
Average sales price per Mwh	$38.96	$61.47	(37)%
Fuel gas cost per MMBtu (including transportation)	$2.62	$4.62	(43)%
Estimated natural gas volumes consumed to produce electricity (MMBtu/d) (1)	14,654	14,921	(2)%

(1)	Estimate is based on the historical allocation of fuel costs to electricity.
Electricity sales represent sales to utilities and decreased by approximately $3 million or 35% to approximately $7 million for the three months ended June 30, 2015, from approximately $10 million for the three months ended June 30, 2014, primarily due to a decrease in the average sales price of electricity during the period.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $4 million for the three months ended June 30, 2015, compared to losses of approximately $26 million for the three months ended June 30, 2014, representing a variance of approximately $22 million. Losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize this capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues remained consistent at approximately $2 million for both the three months ended June 30, 2015, and June 30, 2014.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $43 million or 47% to approximately $50 million for the three months ended June 30, 2015, from approximately $93 million for the three months ended June 30, 2014. The decrease was primarily due to a decrease in steam costs caused by a lower price of natural gas used in steam generation, cost savings initiatives and lower costs as a result of the properties sold and exchanged during the third and fourth quarters of 2014. Lease operating expenses per BOE also decreased to $11.25 per BOE for the three months ended June 30, 2015, from $20.58 per BOE for the three months ended June 30, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table sets forth steam information:

	Three Months Ended June 30,
	2015	2014	Variance

Average net volume of steam injected (Bbls/d)	288,569	252,001	15%
Fuel gas cost per MMBtu (including transportation)	$2.62	$4.62	(43)%
Estimated natural gas volumes consumed to produce steam (MMBtu/d)	102,498	89,498	15%
Electricity Generation Expenses
Electricity generation expenses decreased by approximately $3 million or 35% to approximately $5 million for the three months ended June 30, 2015, from approximately $8 million for the three months ended June 30, 2014, primarily due to a decrease in fuel gas cost partially offset by an increase in fuel gas volumes purchased.
Transportation Expenses
Transportation expenses increased by approximately $6 million or 73% to approximately $13 million for the three months ended June 30, 2015, from approximately $7 million for the three months ended June 30, 2014, primarily due to costs associated with Hugoton Basin properties acquired in the exchange with Exxon XTO on August 15, 2014.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses decreased by approximately $1 million or 52% to approximately $1 million for the three months ended June 30, 2015, from approximately $2 million for the three months ended June 30, 2014, primarily due to a decrease in natural gas prices.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses increased by approximately $9 million or 31% to approximately $37 million for the three months ended June 30, 2015, from approximately $28 million for the three months ended June 30, 2014. The increase was primarily due to higher costs allocated to the Company by Linn Operating, Inc., primarily driven by higher salaries and benefits related expenses, principally driven by severance costs. General and administrative expenses per BOE also increased to $8.37 per BOE for the three months ended June 30, 2015, from $6.24 per BOE for the three months ended June 30, 2014.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $15 million or 19% to approximately $63 million for the three months ended June 30, 2015, from approximately $78 million for the three months ended June 30, 2014. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2015 as well as lower total production volumes. Depreciation, depletion and amortization per BOE also decreased to $14.22 per BOE for the three months ended June 30, 2015, from $17.14 per BOE for the three months ended June 30, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes

	Three Months Ended June 30,
	2015	2014	Variance
	(in thousands)

Severance taxes	$2,671	$5,823	$(3,152)
Ad valorem taxes	14,148	13,112	1,036
California carbon allowances	5,365	4,520	845
Other	12	24	(12)
	$22,196	$23,479	$(1,283)
Taxes, other than income taxes decreased by approximately $1 million or 5% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to the properties received in the two exchanges with ExxonMobil and Exxon XTO. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed and higher costs for acquired allowances.
Other Income and (Expenses)

	Three Months Ended June 30,
	2015	2014	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(22,690)	$(23,486)	$796
Gain on extinguishment of debt	6,831	—	6,831
Other, net	(463)	(445)	(18)
	$(16,322)	$(23,931)	$7,609
Other income and (expenses) decreased by approximately $8 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to reduced interest expense resulting from lower outstanding debt during the period. In addition, for the three months ended June 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $7 million as a result of the repurchases of a portion its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and therefore, recognition has not been given to federal and state income taxes for the operations of the Company. The Company recognized an income tax benefit of approximately $11,000 for the three months ended June 30, 2015, compared to approximately $51,000 for the three months ended June 30, 2014. The decrease was primarily due to an increase in state tax expense resulting from changes in the Company’s operations during the three months ended June 30, 2015, compared to the same period in 2014.
Net Income (Loss)
Net income decreased by approximately $108 million or 136% to a net loss of approximately $29 million for the three months ended June 30, 2015, from net income of approximately $79 million for the three months ended June 30, 2014. The decrease was primarily due to lower production revenues, partially offset by lower expenses. See discussions above for explanations of variances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Revenues and other:
Oil sales	$268,658	$625,721	$(357,063)
Natural gas sales	48,504	53,389	(4,885)
NGL sales	12,805	14,386	(1,581)
Total oil, natural gas and NGL sales	329,967	693,496	(363,529)
Electricity sales	11,760	20,161	(8,401)
Losses on oil and natural gas derivatives	(1,207)	(22,097)	20,890
Marketing and other revenues	6,651	7,081	(430)
	347,171	698,641	(351,470)
Expenses:
Lease operating expenses	117,085	183,385	(66,300)
Electricity generation expenses	9,563	16,012	(6,449)
Transportation expenses	25,584	15,476	10,108
Marketing expenses	2,080	4,694	(2,614)
General and administrative expenses	58,289	71,813	(13,524)
Depreciation, depletion and amortization	136,031	146,384	(10,353)
Impairment of long-lived assets	272,000	—	272,000
Taxes, other than income taxes	45,528	46,508	(980)
(Gains) losses on sale of assets and other, net	(5,284)	7,624	(12,908)
	660,876	491,896	168,980
Other income and (expenses)	(37,913)	(48,121)	10,208
Income (loss) before income taxes	(351,618)	158,624	(510,242)
Income tax benefit	(61)	(82)	21
Net income (loss)	$(351,557)	$158,706	$(510,263)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2015	2014	Variance
Average daily production:
Oil (MBbls/d)	31.4	36.9	(15)%
Natural gas (MMcf/d)	93.7	59.5	57%
NGL (MBbls/d)	2.5	1.8	39%
Total (MBOE/d)	49.5	48.7	2%

Weighted average prices: (1)
Oil (Bbl)	$47.31	$93.72	(50)%
Natural gas (Mcf)	$2.86	$4.95	(42)%
NGL (Bbl)	$28.15	$43.04	(35)%

Average NYMEX prices:
Oil (Bbl)	$53.29	$100.84	(47)%
Natural gas (MMBtu)	$2.81	$4.80	(41)%

Costs per BOE of production:
Lease operating expenses	$13.07	$20.82	(37)%
Transportation expenses	$2.86	$1.76	63%
General and administrative expenses	$6.51	$8.15	(20)%
Depreciation, depletion and amortization	$15.18	$16.62	(9)%
Taxes, other than income taxes	$5.08	$5.28	(4)%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $363 million or 52% to approximately $330 million for the six months ended June 30, 2015, from approximately $693 million for the six months ended June 30, 2014, due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $263 million, $35 million and $7 million, respectively.
Average daily production volumes increased to approximately 49.5 MBOE/d for the six months ended June 30, 2015, from 48.7 MBOE/d for the six months ended June 30, 2014. Higher natural gas and NGL production volumes resulted in an increase in revenues of approximately $31 million and $5 million, respectively. Lower oil production volumes resulted in a decrease in revenues of approximately $94 million.
The following table sets forth average daily production by operating area:

	Six Months Ended June 30,
	2015	2014	Variance
Average daily production (MBOE/d):
California	26.7	25.3	1.4	6%
Hugoton Basin	10.2	—	10.2	—
Uinta Basin	9.0	10.9	(1.9)	(17)%
Piceance Basin	2.1	2.0	0.1	5%
East Texas	1.5	1.7	(0.2)	(12)%
Permian Basin	—	8.8	(8.8)	(100)%
	49.5	48.7	0.8	2%
The increase in average daily production volumes in California primarily reflects the impact of the properties received in the exchange with ExxonMobil on November 21, 2014, partially offset by reduced development capital spending. Average daily production volumes in the Hugoton Basin operating area reflect the impact of the properties received in the exchange with Exxon XTO on August 15, 2014. The decrease in average daily production volumes in the Uinta Basin and East Texas operating areas primarily reflects the effects of production declines due to reduced development capital spending. The increase in average daily production volumes in the Piceance Basin operating area primarily reflects development capital spending. The decrease in average daily production volumes in the Permian Basin operating area reflects the properties relinquished in the two exchanges with ExxonMobil and Exxon XTO and the properties sold to Fleur de Lis Energy, LLC on November 14, 2014. The Company had no Permian Basin properties remaining as of December 31, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Electricity Sales
The following table sets forth selected electricity data:

	Six Months Ended June 30,
	2015	2014	Variance

Electricity sales (in thousands)	$11,760	$20,161	(42)%
Electricity generation expenses (in thousands)	$9,563	$16,012	(40)%
Electric power produced (Mwh/d)	1,950	2,055	(5)%
Electric power sold (Mwh/d)	1,717	1,867	(8)%
Average sales price per Mwh	$37.85	$59.62	(37)%
Fuel gas cost per MMBtu (including transportation)	$2.67	$5.09	(48)%
Estimated natural gas volumes consumed to produce electricity (MMBtu/d) (1)	13,646	15,344	(11)%

(1)	Estimate is based on the historical allocation of fuel costs to electricity.
Electricity sales represent sales to utilities and decreased by approximately $8 million or 42% to approximately $12 million for the six months ended June 30, 2015, from approximately $20 million for the six months ended June 30, 2014, primarily due to decreases in the average sales price of electricity and electric power sold during the period.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $1 million for the six months ended June 30, 2015, compared to losses of approximately $22 million for the six months ended June 30, 2014, representing a variance of approximately $21 million. Losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize this capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues remained consistent at approximately $7 million for both the six months ended June 30, 2015, and June 30, 2014.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $66 million or 36% to approximately $117 million for the six months ended June 30, 2015, from approximately $183 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in steam costs caused by a lower price of natural gas used in steam generation, cost savings initiatives and lower costs as a result of the properties sold and exchanged during the third and fourth quarters of 2014. Lease operating expenses per BOE also decreased to $13.07 per BOE for the six months ended June 30, 2015, from $20.82 per BOE for the six months ended June 30, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table sets forth steam information:

	Six Months Ended June 30,
	2015	2014	Variance

Average net volume of steam injected (Bbls/d)	282,664	241,934	17%
Fuel gas cost per MMBtu (including transportation)	$2.67	$5.09	(48)%
Estimated natural gas volumes consumed to produce steam (MMBtu/d)	100,720	86,447	17%
Electricity Generation Expenses
Electricity generation expenses decreased by approximately $6 million or 40% to approximately $10 million for the six months ended June 30, 2015, from approximately $16 million for the six months ended June 30, 2014, primarily due to a decrease in fuel gas cost partially offset by an increase in fuel gas volumes purchased.
Transportation Expenses
Transportation expenses increased by approximately $11 million or 65% to approximately $26 million for the six months ended June 30, 2015, from approximately $15 million for the six months ended June 30, 2014, primarily due to costs associated with Hugoton Basin properties acquired in the exchange with Exxon XTO on August 15, 2014.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses decreased by approximately $3 million or 56% to approximately $2 million for the six months ended June 30, 2015, from approximately $5 million for the six months ended June 30, 2014, primarily due to a decrease in natural gas prices.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses decreased by approximately $14 million or 19% to approximately $58 million for the six months ended June 30, 2015, from approximately $72 million for the six months ended June 30, 2014. The decrease was primarily due to lower costs allocated to the Company by Linn Operating, Inc., as well as lower transition expenses and professional services expenses. General and administrative expenses per BOE also decreased to $6.51 per BOE for the six months ended June 30, 2015, from $8.15 per BOE for the six months ended June 30, 2014.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $10 million or 7% to approximately $136 million for the six months ended June 30, 2015, from approximately $146 million for the six months ended June 30, 2014. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2015, partially offset by higher total production volumes. Depreciation, depletion and amortization per BOE also decreased to $15.18 per BOE for the six months ended June 30, 2015, from $16.62 per BOE for the six months ended June 30, 2014.
Impairment of Long-Lived Assets
The Company recorded no impairment charges for the three months ended June 30, 2015, or the six months ended June 30, 2014. During the first quarter of 2015, the Company recorded noncash impairment charges, before and after tax, of approximately $272 million associated with proved oil and natural gas properties. The impairment was due to a decline in commodity prices. Following are the impairment charges recorded:

•	California operating area – $207 million; and

•	East Texas operating area – $65 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes

	Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)

Severance taxes	$5,776	$11,242	$(5,466)
Ad valorem taxes	28,272	26,353	1,919
California carbon allowances	11,468	8,888	2,580
Other	12	25	(13)
	$45,528	$46,508	$(980)
Taxes, other than income taxes decreased by approximately $1 million or 2% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to the properties received in the two exchanges with ExxonMobil and Exxon XTO. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed and higher costs for acquired allowances.
Other Income and (Expenses)

	Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(44,111)	$(47,487)	$3,376
Gain on extinguishment of debt	6,831	—	6,831
Other, net	(633)	(634)	1
	$(37,913)	$(48,121)	$10,208
Other income and (expenses) decreased by approximately $10 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to reduced interest expense resulting from lower outstanding debt during the period. In addition, for the six months ended June 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $7 million as a result of the repurchases of a portion its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and therefore, recognition has not been given to federal and state income taxes for the operations of the Company. The Company recognized an income tax benefit of approximately $61,000 for the six months ended June 30, 2015, compared to approximately $82,000 for the six months ended June 30, 2014. The decrease was primarily due to an increase in state tax expense resulting from changes in the Company’s operations during the six months ended June 30, 2015, compared to the same period in 2014.
Net Income (Loss)
Net income decreased by approximately $511 million or 322% to a net loss of approximately $352 million for the six months ended June 30, 2015, from net income of approximately $159 million for the six months ended June 30, 2014. The decrease was primarily due to lower production revenues and higher impairment charges, partially offset by lower other expenses. See discussions above for explanations of variances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources
The Company has utilized funds from debt offerings, borrowings under its Credit Facility and net cash provided by operating activities for capital resources and liquidity. Historically, the primary use of capital has been for the development of oil and natural gas properties. For the six months ended June 30, 2015, the Company’s total capital expenditures were approximately $101 million. LINN Energy continually evaluates the capital needs of the Company along with those of its other operating areas. LINN Energy establishes a capital plan each calendar year for all of its operations based on development opportunities and the expected cash flow from operations for that year. The capital plan may be revised during the year as a result of drilling outcomes or significant changes in cash flows. To the extent net cash provided by operating activities is higher or lower than currently anticipated, LINN Energy may adjust the Company’s capital plan accordingly or adjust borrowings under the Company’s Credit Facility, as needed. However, at June 30, 2015, the Company had less than $1 million of available borrowing capacity under its Credit Facility.
The spring 2015 semi-annual borrowing base redetermination of the Company’s Credit Facility was completed in May 2015, and the borrowing base under the Credit Facility decreased from $1.4 billion to $1.2 billion as a result of lower commodity prices. In connection with the reduction in Berry’s borrowing base, LINN Energy contributed $250 million to Berry to post as restricted cash with Berry’s lenders. As directed by LINN Energy, the $250 million was deposited on Berry’s behalf in a security account with the administrative agent subject to a security control agreement. Berry’s ability to withdraw funds from this account is subject to a concurrent reduction of the borrowing base under the Credit Facility or lender consent in connection with a redetermination of such borrowing base. The $250 million may be used to satisfy obligations under the Credit Facility or, subject to restrictions in the indentures governing Berry’s senior notes, may be returned to LINN Energy in the future.
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
Any cash generated by the Company is currently being used by the Company to fund its activities. To the extent that the Company generates cash in excess of its needs and determines to distribute such amounts to LINN Energy, the indentures governing its senior notes limit the amount the Company may distribute to LINN Energy to the amount available under a “restricted payments basket,” and the Company may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Company’s indentures. The Company’s restricted payments basket was approximately $431 million at June 30, 2015, and may be increased in accordance with the terms of the Company’s indentures by, among other things, 50% of the Company’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Net cash:
Provided by operating activities	$98,399	$264,729	$(166,330)
Provided by (used in) investing activities	5,244	(274,754)	279,998
Used in financing activities	(102,565)	(38,527)	(64,038)
Net increase (decrease) in cash and cash equivalents	$1,078	$(48,552)	$49,630

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating Activities
Cash provided by operating activities for the six months ended June 30, 2015, was approximately $98 million, compared to approximately $265 million for the six months ended June 30, 2014. The decrease was primarily due to lower production related revenues principally due to lower commodity prices partially offset by higher cash settlements on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(6,058)	$(274,754)
Proceeds from sale of properties and equipment and other	11,302	—
	$5,244	$(274,754)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities during 2015. For the six months ended June 30, 2015, LINN Energy spent approximately $123 million of capital expenditures in respect of Berry’s operations (see Note 9 and Note 10).
Financing Activities
Cash used in financing activities of approximately $103 million for the six months ended June 30, 2015, was primarily related to cash distributions to LINN Energy and repurchases of senior notes. In addition, in May 2015, LINN Energy made a capital contribution of $250 million to Berry which was deposited on Berry’s behalf and posted as restricted cash with Berry’s lenders in connection with the reduction in its borrowing base (see Note 3). Cash used in financing activities of approximately $39 million for the six months ended June 30, 2014, was primarily related to a cash distribution of approximately $42 million made to LINN Energy during the second quarter of 2014.
Debt
During the six months ended June 30, 2015, the Company repurchased on the open market approximately $51 million of its outstanding senior notes. The Company repurchased approximately $25 million and $26 million of its 6.75% senior notes due November 2020 and 6.375% senior notes due September 2022, respectively.
The Company’s Credit Facility currently has a borrowing base of $1.2 billion, subject to lender commitments. At June 30, 2015, lender commitments under the facility were $1.2 billion but there was less than $1 million of available borrowing capacity, including outstanding letters of credit. For additional information related to the Company’s outstanding debt, see Note 3.
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

	At or for the Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	Twelve Months Ended June 30, 2015

Interest Coverage Ratio	9.4	6.7	1.9	2.7	5.2
Current Ratio (1)	2.0	0.6	0.6	0.5	0.5
Current Ratio (consolidated) (1)	3.3	2.9	3.2	2.9	2.9

(1)	The Credit Facility allows Berry to demonstrate its compliance with the Current Ratio financial covenant on a consolidated basis with LINN Energy for up to three quarters of each calendar year.
The Company has included disclosure of the Interest Coverage Ratio for the twelve months ended June 30, 2015, and the Current Ratio as of June 30, 2015, to demonstrate its compliance for the three months ended June 30, 2015, as well as the Interest Coverage Ratio for each of the preceding four quarters on an individual basis (rather than on a last twelve months basis) and the Current Ratio as of the end of each of the preceding four quarters to provide investors with trend information about the Company’s ongoing compliance with these financial covenants. If the Company fails to demonstrate compliance with either or both of the Interest Coverage Ratio or the Current Ratio as of the end of the quarter and such failure continues beyond applicable cure periods, an event of default would occur and the Company would be unable to make additional borrowings and outstanding indebtedness may be accelerated.
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
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2014 Annual Report on Form 10-K. With the exception of the open market repurchases of approximately $51 million of its outstanding senior notes, there have been no significant changes to the Company’s contractual obligations since December 31, 2014. See Note 3 for additional information about the Company’s debt instruments.

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

•
integration of the assets and operations acquired in the exchanges of properties and commencement of activities in LINN Energy’s strategic alliances with GSO and Quantum, which may take longer than anticipated, may be more costly than anticipated as a result of unexpected factors or events and may have an unanticipated adverse effect on the Company’s business.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in this Quarterly

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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
At June 30, 2015, the fair value of fixed price swaps and three-way collars was a net asset of approximately $10 million. A 10% increase in the index oil and natural gas prices above the June 30, 2015, prices would result in a net liability of approximately $3 million, which represents a decrease in the fair value of approximately $13 million; conversely, a 10% decrease in the index oil and natural gas prices below the June 30, 2015, prices would result in a net asset of approximately $22 million, which represents an increase in the fair value of approximately $12 million.
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
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets.
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at June 30, 2015, and December 31, 2014, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flows could be impacted.
Interest Rate Risk
At June 30, 2015, and December 31, 2014, the Company had long-term debt outstanding under its Credit Facility of approximately $1.2 billion which incurred interest at floating rates (see Note 3). A 1% increase in the London Interbank Offered Rate would result in an estimated $12 million increase in annual interest expense.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value on a recurring basis (see Note 5). The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.
At June 30, 2015, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 1.55%. A 1% increase in the average public bond yield spread would result in an estimated $20,000 increase in net income for the six months ended June 30, 2015. At June 30, 2015, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 0.59%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $48,000 decrease in net income for the six months ended June 30, 2015.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Any further reduction of the borrowing base under our Credit Facility, as defined in Note 3, may require us to repay indebtedness under our Credit Facility earlier than anticipated, which would adversely impact our liquidity.
At June 30, 2015, there was less than $1 million available under the Credit Facility. Our Credit Facility is subject to scheduled redeterminations, semi-annually in April and October, of its borrowing base, based primarily on reserve reports using lender commodity price expectations at such time. As a result of lower commodity prices, in May 2015 the borrowing base under the Credit Facility decreased from $1.4 billion to $1.2 billion. Continued low or further declining commodity prices, reductions in our capital budget and the resulting reserve write-downs are expected to result in further decreases in the borrowing base at the October 2015 redetermination and may also impact future redeterminations.
To the extent our borrowing base is reduced to or below the amount of borrowings outstanding, any excess borrowings may become due within a short time span. We may not have the financial resources to make mandatory prepayments and our liquidity would be significantly impacted.
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
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Formation of Berry Petroleum Company, LLC (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)
3.2
Limited Liability Company Agreement of Berry Petroleum Company, LLC dated December 16, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 20, 2013)

10.1
Tenth Amendment and Borrowing Base Agreement to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated as of May 12, 2015, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated herein by reference to Exhibit 10.2 to Linn Energy, LLC’s Current Report on Form 8-K filed on May 15, 2015)

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

BERRY PETROLEUM COMPANY, LLC
(Registrant)

Date: August 7, 2015	/s/ David B. Rottino
David B. Rottino Executive Vice President, Business Development and Chief Accounting Officer (As Duly Authorized Officer and Chief Accounting Officer)