Form 10-Q
period 2016-03-31
Berry Petroleum Company, LLC
filed 2016-05-12
CIK 778438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BERRY PETROLEUM COMPANY, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,334	$1,023
Accounts receivable – trade, net	40,755	46,053
Derivative instruments	295	13,218
Other current assets	19,582	20,897
Total current assets	67,966	81,191

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	5,019,579	5,011,061
Less accumulated depletion and amortization	(2,682,011)	(1,596,165)
	2,337,568	3,414,896

Other property and equipment	113,947	111,495
Less accumulated depreciation	(14,617)	(12,522)
	99,330	98,973

Restricted cash	250,612	250,359
Other noncurrent assets	16,836	16,057
	267,448	266,416
Total noncurrent assets	2,704,346	3,780,285
Total assets	$2,772,312	$3,861,476

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$148,681	$125,748
Derivative instruments	1,190	2,241
Current portion of long-term debt	873,175	873,175
Other accrued liabilities	29,996	16,735
Total current liabilities	1,053,042	1,017,899

Noncurrent liabilities:
Long-term debt, net	844,927	845,368
Other noncurrent liabilities	213,003	212,050
Total noncurrent liabilities	1,057,930	1,057,418

Commitments and contingencies (Note 8)

Member’s equity:
Additional paid-in capital	2,798,713	2,798,713
Accumulated deficit	(2,137,373)	(1,012,554)
	661,340	1,786,159
Total liabilities and member’s equity	$2,772,312	$3,861,476
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$83,466	$156,586
Electricity sales	4,211	5,151
Gains on oil and natural gas derivatives	508	3,267
Marketing revenues	1,033	2,381
Other revenues	2,048	1,896
	91,266	169,281
Expenses:
Lease operating expenses	50,093	67,189
Electricity generation expenses	3,802	4,570
Transportation expenses	12,929	12,606
Marketing expenses	653	1,075
General and administrative expenses	25,172	21,187
Depreciation, depletion and amortization	58,843	72,979
Impairment of long-lived assets	1,030,588	272,000
Taxes, other than income taxes	14,313	23,332
Gains on sale of assets and other, net	(192)	(4,473)
	1,196,201	470,465
Other income and (expenses):
Interest expense, net of amounts capitalized	(19,952)	(21,421)
Other, net	66	(170)
	(19,886)	(21,591)
Loss before income taxes	(1,124,821)	(322,775)
Income tax benefit	(2)	(50)
Net loss	$(1,124,819)	$(322,725)
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Unaudited)

	Additional Paid-In Capital	Accumulated Deficit	Total Member’s Equity
	(in thousands)

December 31, 2015	$2,798,713	$(1,012,554)	$1,786,159
Net loss	—	(1,124,819)	(1,124,819)
March 31, 2016	$2,798,713	$(2,137,373)	$661,340
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,124,819)	$(322,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	58,843	72,979
Impairment of long-lived assets	1,030,588	272,000
Amortization and write-off of deferred financing fees	182	259
Gains on sale of assets and other, net	(310)	(1,857)
Deferred income taxes	(2)	(50)
Derivatives activities:
Total (gains) losses	2,861	(2,341)
Cash settlements	9,011	27,513
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	5,298	16,392
Increase in other assets	(64)	(3,878)
Increase (decrease) in accounts payable and accrued expenses	28,000	(5,878)
Increase (decrease) in other liabilities	11,053	(9,925)
Net cash provided by operating activities	20,641	42,489

Cash flow from investing activities:
Development of oil and natural gas properties	(11,019)	(1,609)
Purchases of other property and equipment	(3,327)	(1,092)
Proceeds from sale of properties and equipment and other	16	3,813
Net cash provided by (used in) investing activities	(14,330)	1,112

Cash flow from financing activities:
Financing fees and other, net	—	15
Distribution to affiliate	—	(43,778)
Net cash used in financing activities	—	(43,763)

Net increase (decrease) in cash and cash equivalents	6,311	(162)
Cash and cash equivalents:
Beginning	1,023	1,586
Ending	$7,334	$1,424
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
Principles of Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results reported in these unaudited condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
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

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its financial statements and related disclosures.
In November 2015, the FASB issued an ASU that is intended to simplify the presentation of deferred taxes by requiring that all deferred taxes be classified as noncurrent, presented as a single noncurrent amount for each tax-paying component of an entity. The ASU is effective for fiscal years beginning after December 15, 2016; however, the Company early adopted it on January 1, 2016, on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements or related disclosures.
In April 2015, the FASB issued an ASU that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this ASU on January 1, 2016, on a retrospective basis. The adoption of this ASU had no impact on the Company’s financial statements or related disclosures, as the Company’s only debt issuance costs relate to the Credit Facility, as defined in Note 4, which were not reclassified.
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
Note 2 – Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations
Voluntary Reorganization Under Chapter 11
On May 11, 2016, the Company, LINN Energy and LinnCo (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases.
Prior to the filing of the Bankruptcy Petitions, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) and (ii) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in cases commenced under Chapter 11 of the Bankruptcy Code.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Restructuring Support Agreement provides that the Consenting Creditors will support the use of Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the bankruptcy filing. There can be no assurances that the Restructuring Transactions will be consummated.
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Ability to Continue as a Going Concern
Continued low commodity prices are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited the Company’s ability to access the capital markets. In addition, the Company’s Credit Facility is subject to scheduled redeterminations of its borrowing base, semi-annually in April and October, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs are expected to adversely impact upcoming redeterminations and will likely have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions described above accelerated the Company’s obligations under its Credit Facility and its senior notes.
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believes that even after taking these actions, it will not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code.
Covenant Violations
As of March 31, 2016, the Company was in default under certain of its debt instruments, which have subsequently been cured or a forbearance has been received. The Company’s filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of its senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 4 for additional details about the Company’s debt.
Credit Facility
The Company’s Credit Facility contains the requirement to deliver audited financial statements without a going concern or like qualification or exception. Consequently, the filing of the Company’s 2015 Annual Report on Form 10-K which included such explanatory paragraph resulted in a default under the Credit Facility as of the filing date, March 28, 2016, subject to a 30 day grace period.
On April 12, 2016, the Company entered into an amendment to the Credit Facility. The amendment provided for, among other things, an agreement that (i) certain events (the “Specified Events”) would not become defaults or events of default until May 11, 2016, (ii) the borrowing base would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales, (iii) the Company would have access to $45 million in cash that is currently restricted in order to fund ordinary course operations and (iv) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company.
Pursuant to the amendment, the Specified Events are:

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on the Company’s financial statements for the year ended December 31, 2015;

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on LINN Energy’s consolidated financial statements for the year ended December 31, 2015;

•	The failure of the Company or LINN Energy to make certain interest payments on their unsecured notes;

•	The failure to maintain the ratio of Adjusted EBITDAX to Interest Expense (as each term is defined in the Credit Facility) (“Interest Coverage Ratio”);

•	Any cross-defaults that may arise on account of any of the foregoing, provided that no event of default is continuing under any document giving rise to such cross default; and

•	Any failure to provide notice of any of the events described above.
As a condition to closing the amendment, the Company provided control agreements over certain deposit accounts.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Credit Facility. However, under the Bankruptcy Code, the creditors under this debt agreement are stayed from taking any action against the Company as a result of the default.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Senior Notes
The Company deferred making an interest payment totaling approximately $18 million due March 15, 2016, on the Company’s 6.375% senior notes due September 2022, which resulted in the Company being in default under these senior notes. The indenture governing the notes permits the Company a 30 day grace period to make the interest payment.
On April 14, 2016, within the 30 day interest payment grace period provided for in the indenture governing the notes, the Company made an interest payment of approximately $18 million in satisfaction of its obligations.
Furthermore, the Company decided to defer making an interest payment of approximately $9 million due May 1, 2016, on the Company’s 6.75% senior notes due November 2020, which, as of the payment due date, resulted in the Company being in default under these senior notes. The indenture governing the notes permits the Company a 30 day grace period to make the interest payment.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Note 3 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2016	December 31, 2015
	(in thousands)
Oil and natural gas:
Proved properties	$4,246,049	$4,231,836
Unproved properties	773,530	779,225
	5,019,579	5,011,061
Less accumulated depletion and amortization	(2,682,011)	(1,596,165)
	$2,337,568	$3,414,896
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

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Based on the analysis described above, the Company recorded the following noncash impairment charges (before and after tax) associated with proved oil and natural gas properties:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

California operating area	$984,288	$207,200
Uinta Basin operating area	26,677	—
East Texas operating area	6,387	64,800
	$1,017,352	$272,000
The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed statements of operations.
Impairment of Unproved Properties
The Company evaluates the impairment of its unproved oil and natural gas properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of unproved properties are reduced to fair value based on management’s experience in similar situations and other factors such as the lease terms of the properties and the relative proportion of such properties on which proved reserves have been found in the past. For the three months ended March 31, 2016, the Company recorded noncash impairment charges (before and after tax) of approximately $13 million associated with unproved oil and natural gas properties in California.  The Company recorded no impairment charges for unproved properties for the three months ended March 31, 2015.
The impairment charges in 2016 were due to a decline in commodity prices and changes in expected capital development. The carrying values of the impaired unproved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed statement of operations.
Note 4 – Debt
The following summarizes the Company’s outstanding debt:

	March 31, 2016	December 31, 2015
	(in thousands, except percentages)

Credit facility (1)	$873,175	$873,175
6.75% senior notes due November 2020	261,100	261,100
6.375% senior notes due September 2022	572,700	572,700
Net unamortized premiums	11,127	11,568
Total debt, net	1,718,102	1,718,543
Less current portion, net (2)	(873,175)	(873,175)
Long-term debt, net	$844,927	$845,368

(1)	Variable interest rates of 5.25% and 3.17% at March 31, 2016, and December 31, 2015, respectively.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

(2)	Due to existing and anticipated covenant violations, the Company’s credit facility was classified as current at March 31, 2016, and December 31, 2015.
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

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Senior notes, net	$844,927	$158,548	$845,368	$200,249
Credit Facility
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) had a borrowing base of $900 million, subject to lender commitments, as of March 31, 2016. The maturity date is April 2019. At March 31, 2016, lender commitments under the facility were also $900 million but there was less than $1 million of available borrowing capacity, including outstanding letters of credit.
In April 2016, the Company entered into an amendment to the Credit Facility to provide for, among other things, an agreement that (i) certain Specified Events would not become defaults or events of default until May 11, 2016, (ii) the borrowing base would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales, (iii) the Company would have access to $45 million in cash that is currently restricted in order to fund ordinary course operations and (iv) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company.
Pursuant to the amendment, the Specified Events are:

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on the Company’s financial statements for the year ended December 31, 2015;

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on LINN Energy’s consolidated financial statements for the year ended December 31, 2015;

•	The failure of the Company or LINN Energy to make certain interest payments on their unsecured notes;

•	The failure to maintain the Interest Coverage Ratio;

•	Any cross-defaults that may arise on account of any of the foregoing, provided that no event of default is continuing under any document giving rise to such cross default; and

•	Any failure to provide notice of any of the events described above.
As a condition to closing the amendment, the Company provided control agreements over certain deposit accounts.
Redetermination of the borrowing base under the Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The lenders under the Credit Facility have agreed to defer the April 2016 borrowing base redetermination to May 11, 2016.
The Company’s obligations under the Credit Facility are secured by mortgages on its oil and natural gas properties and other personal property. Berry is required to maintain: 1) mortgages on properties representing at least 90% of the present value of oil and natural gas properties included on its most recent reserve report, and 2) an EBITDAX to Interest Expense ratio of at

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

least 2.0 to 1.0 currently, 2.25 to 1.0 from March 31, 2017 through June 30, 2017 and 2.5 to 1.0 thereafter. In accordance with the amendment described above, the lenders have agreed that the failure to maintain the EBITDAX to Interest Expense ratio would not be a default or event of default until May 11, 2016.
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
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Credit Facility. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default.
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
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Covenant Violations
As of March 31, 2016, the Company was in default under certain of its debt instruments, which have subsequently been cured or a forbearance has been received. The Company’s filing of the Bankruptcy Petitions described in Note 2 constitutes an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of its senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.
Note 5 – Derivatives
Historically, the Company has hedged a portion of its forecasted production to reduce exposure to fluctuations in oil and natural gas prices. The Company also, from time to time, has entered into derivative contracts for a portion of its natural gas

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The following table presents derivative positions for the period indicated as of March 31, 2016:

April 1 - December 31, 2016
Natural gas basis differential positions: (1)
NWPL Rockies basis swaps: (2)
Hedged volume (MMMBtu)	8,800
Hedged differential ($/MMBtu)	$(0.34)
SoCal basis swaps: (3)
Hedged volume (MMMBtu)	24,750
Hedged differential ($/MMBtu)	$(0.03)

(1)	Settle on the respective pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

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

The Company did not enter into commodity derivative contracts during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2016 to hedge exposure to differentials in certain producing areas and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed balance sheets. The following table summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2016	December 31, 2015
	(in thousands)
Assets:
Commodity derivatives	$2,026	$13,807
Liabilities:
Commodity derivatives	$2,921	$2,830
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives. The Credit Facility is secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $2 million at March 31, 2016. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
A summary of gains and losses on the derivatives included on the condensed statements of operations is presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Gains on oil and natural gas derivatives	$508	$3,267
Lease operating expenses (1)	(3,369)	(926)
Total gains (losses) on oil and natural gas derivatives	$(2,861)	$2,341

(1)	Consists of gains and (losses) on derivatives entered into in March 2015 to hedge exposure to differentials in consuming areas.
For the three months ended March 31, 2016, and March 31, 2015, the Company received net cash settlements of approximately $9 million and $28 million, respectively.
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

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$2,026	$(1,731)	$295
Liabilities:
Commodity derivatives	$2,921	$(1,731)	$1,190

	December 31, 2015
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$13,807	$(589)	$13,218
Liabilities:
Commodity derivatives	$2,830	$(589)	$2,241

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 7 – Asset Retirement Obligations
The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations. Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred. The liabilities are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2% for the three months ended March 31, 2016); and (iv) a credit-adjusted risk-free interest rate (average of 5.9% for the three months ended March 31, 2016). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2015	$137,563
Liabilities added from drilling	100
Current year accretion expense	1,836
Settlements	(1,447)
Revision of estimates	1,545
Asset retirement obligations at March 31, 2016	$139,597
Note 8 – Commitments and Contingencies
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
During the three months ended March 31, 2016, and March 31, 2015, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See Note 2 for additional information.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 9 – Income Taxes
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. Limited liability companies are subject to Texas margin tax. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and recognition has not been given to federal and state income taxes for the operations of the Company. Amounts recognized for income taxes are reported in “income tax benefit” on the condensed statements of operations.
Note 10 – Supplemental Disclosures to the Condensed Balance Sheets and Condensed Statements of Cash Flows
“Other current assets” reported on the condensed balance sheets include the following:

	March 31, 2016	December 31, 2015
	(in thousands)

California carbon allowance inventories	$6,605	$7,073
Oil inventories	3,583	3,446
Deferred financing fees	7,484	8,108
Prepaid expenses and other	1,910	2,270
	$19,582	$20,897
Supplemental disclosures to the condensed statements of cash flows are presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Cash payments for interest, net of amounts capitalized	$6,404	$25,707
Cash payments for income taxes	$—	$—

Noncash investing activities:
Accrued capital expenditures	$5,530	$40,533
For the three months ended March 31, 2015, LINN Energy spent approximately $73 million of capital expenditures in respect of Berry’s operations. Berry recorded the $73 million to oil and natural gas properties with an offset to the advance due from LINN Energy.
Note 11 – Related Party Transactions
LINN Energy
The Company has no employees. The employees of Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, provide services and support to the Company in accordance with an agency agreement and power of attorney between the Company and LOI. For the three months ended March 31, 2016, and March 31, 2015, the Company incurred management fee expenses of approximately $23 million and $20 million, respectively, for services provided by LOI. The Company also had affiliated accounts payable due to LINN Energy of approximately $51 million and $9 million at March 31, 2016, and December 31, 2015, respectively, included in “accounts payable and accrued expenses” on the condensed balance sheets.
The Company made no cash distributions to LINN Energy during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company made a cash distribution of approximately $44 million to LINN Energy.

BERRY PETROLEUM COMPANY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Other
One of LINN Energy’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. The Company incurred no significant expenditures related to services rendered by Superior and its subsidiaries for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company incurred expenditures of approximately $100,000 related to services rendered by Superior and its subsidiaries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains forward-looking statements based on expectations, estimates and assumptions. Actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in the Annual Report.
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
The Company has five operating areas in the United States (“U.S.”): California, Hugoton Basin, Uinta Basin, Piceance Basin and East Texas.
Results for the three months ended March 31, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $83 million compared to $157 million for the first quarter of 2015;

•	average daily production of approximately 42.5 MBOE/d compared to 50.3 MBOE/d for the first quarter of 2015;

•	net loss of approximately $1.1 billion compared to $323 million for the first quarter of 2015;

•	net cash provided by operating activities of approximately $21 million compared to $42 million for the first quarter of 2015;

•	capital expenditures, excluding acquisitions, of approximately $9 million compared to $57 million for the first quarter of 2015; and

•	14 wells drilled (all successful) compared to 85 wells drilled (all successful) for the first quarter of 2015.
Voluntary Reorganization Under Chapter 11
On May 11, 2016, the Company, LINN Energy and LinnCo (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases.
Prior to the filing of the Bankruptcy Petitions, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) and (ii) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in cases commenced under Chapter 11 of the Bankruptcy Code.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company expects ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 proceedings. The Restructuring Support Agreement provides that the Consenting Creditors will support the use of Berry’s cash collateral under specified terms and conditions, including adequate protection terms.
Certain principal terms of the Plan are outlined below. See Item 1A. “Risk Factors” for risks relating to Chapter 11 proceedings, including the risk that the Company may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

•
The Restructuring Support Agreement contemplates that Berry will separate from LINN Energy under the Plan. Claims under the Credit Facility will receive participation in a new Berry exit facility, if any, and a to-be-determined allocation of equity in reorganized Berry (“New Berry Common Stock”).

•
Unsecured claims against Berry, including under Berry’s unsecured notes, will receive a to-be-determined allocation of New Berry Common Stock up to the full amount of Berry’s unencumbered collateral and/or collateral value in excess of amounts outstanding under the Berry Credit Facility.

•
Cash payments under the Plan may be funded by rights offerings or other new-money investments. The Restructuring Support Agreement contemplates that Berry may undertake a marketing process for the opportunity to sponsor its Plan.

•	All existing equity interests of Berry will be extinguished without recovery.
The Plan will provide for the establishment of a customary management incentive plan at the Company under which no less than 10% of the New Berry Common Stock will be reserved for grants made from time to time to the officers and other key employees of the reorganized entity. The Plan will provide for releases of specified claims held by the Debtors, the Consenting Creditors and certain other specified parties against one another and for customary exculpations and injunctions.
The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the bankruptcy filing. There can be no assurances that the Restructuring Transactions will be consummated.
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.
In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Ability to Continue as a Going Concern
Continued low commodity prices are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited the Company’s ability to access the capital markets. In addition, the Company’s Credit Facility is subject to scheduled redeterminations of its borrowing base, semi-annually in April and October, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs are expected to adversely impact upcoming redeterminations and will likely have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions described above accelerated the Company’s obligations under its Credit Facility and its senior notes.
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believes that even after taking these actions, it will not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As previously disclosed, the Company has engaged financial and legal advisors to assist with, among other things, analyzing various strategic alternatives to address its liquidity and capital structure. The Company believes a filing under Chapter 11 may provide the most expeditious manner in which to effect a capital structure solution. There can be no assurances that the Company will be able to reorganize its capital structure on terms acceptable to the Company, its creditors, or at all.
Covenant Violations
As of March 31, 2016, the Company was in default under certain of its debt instruments, which have subsequently been cured or a forbearance has been received. The Company’s filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of its senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 4 for additional details about the Company’s debt.
Credit Facility
The Company’s Credit Facility contains the requirement to deliver audited financial statements without a going concern or like qualification or exception. Consequently, the filing of the Company’s 2015 Annual Report on Form 10-K which included such explanatory paragraph resulted in a default under the Credit Facility as of the filing date, March 28, 2016, subject to a 30 day grace period.
On April 12, 2016, the Company entered into an amendment to the Credit Facility. The amendment provided for, among other things, an agreement that (i) certain events (the “Specified Events”) would not become defaults or events of default until May 11, 2016, (ii) the borrowing base would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales, (iii) the Company would have access to $45 million in cash that is currently restricted in order

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

to fund ordinary course operations and (iv) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company.
Pursuant to the amendment, the Specified Events are:

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on the Company’s financial statements for the year ended December 31, 2015;

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on LINN Energy’s consolidated financial statements for the year ended December 31, 2015;

•	The failure of the Company or LINN Energy to make certain interest payments on their unsecured notes;

•	The failure to maintain the ratio of Adjusted EBITDAX to Interest Expense (as each term is defined in the Credit Facility) (“Interest Coverage Ratio”);

•	Any cross-defaults that may arise on account of any of the foregoing, provided that no event of default is continuing under any document giving rise to such cross default; and

•	Any failure to provide notice of any of the events described above.
As a condition to closing the amendment, the Company provided control agreements over certain deposit accounts.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Credit Facility. However, under the Bankruptcy Code, the creditors under this debt agreement are stayed from taking any action against the Company as a result of the default.
Senior Notes
The Company deferred making an interest payment totaling approximately $18 million due March 15, 2016, on the Company’s 6.375% senior notes due September 2022, which resulted in the Company being in default under these senior notes. The indenture governing the notes permits the Company a 30 day grace period to make the interest payment.
On April 14, 2016, within the 30 day interest payment grace period provided for in the indenture governing the notes, the Company made an interest payment of approximately $18 million in satisfaction of its obligations.
Furthermore, the Company decided to defer making an interest payment of approximately $9 million due May 1, 2016, on the Company’s 6.75% senior notes due November 2020, which, as of the payment due date, resulted in the Company being in default under these senior notes. The indenture governing the notes permits the Company a 30 day grace period to make the interest payment.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Oil sales	$64,145	$123,980	$(59,835)
Natural gas sales	14,372	25,976	(11,604)
NGL sales	4,949	6,630	(1,681)
Total oil, natural gas and NGL sales	83,466	156,586	(73,120)
Electricity sales	4,211	5,151	(940)
Gains on oil and natural gas derivatives	508	3,267	(2,759)
Marketing and other revenues	3,081	4,277	(1,196)
	91,266	169,281	(78,015)
Expenses:
Lease operating expenses	50,093	67,189	(17,096)
Electricity generation expenses	3,802	4,570	(768)
Transportation expenses	12,929	12,606	323
Marketing expenses	653	1,075	(422)
General and administrative expenses	25,172	21,187	3,985
Depreciation, depletion and amortization	58,843	72,979	(14,136)
Impairment of long-lived assets	1,030,588	272,000	758,588
Taxes, other than income taxes	14,313	23,332	(9,019)
Gains on sale of assets and other, net	(192)	(4,473)	4,281
	1,196,201	470,465	725,736
Other income and (expenses)	(19,886)	(21,591)	1,705
Loss before income taxes	(1,124,821)	(322,775)	(802,046)
Income tax benefit	(2)	(50)	48
Net loss	$(1,124,819)	$(322,725)	$(802,094)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2016	2015	Variance
Average daily production:
Oil (MBbls/d)	25.6	32.3	(21)%
Natural gas (MMcf/d)	80.3	93.7	(14)%
NGL (MBbls/d)	3.5	2.4	46%
Total (MBOE/d)	42.5	50.3	(16)%

Weighted average prices: (1)
Oil (Bbl)	$27.58	$42.69	(35)%
Natural gas (Mcf)	$1.97	$3.08	(36)%
NGL (Bbl)	$15.48	$30.87	(50)%

Average NYMEX prices:
Oil (Bbl)	$33.45	$48.64	(31)%
Natural gas (MMBtu)	$2.09	$2.98	(30)%

Costs per BOE of production:
Lease operating expenses	$12.96	$14.85	(13)%
Transportation expenses	$3.35	$2.79	20%
General and administrative expenses	$6.51	$4.68	39%
Depreciation, depletion and amortization	$15.23	$16.13	(6)%
Taxes, other than income taxes	$3.70	$5.16	(28)%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $74 million or 47% to approximately $83 million for the three months ended March 31, 2016, from approximately $157 million for the three months ended March 31, 2015, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $36 million, $8 million and $5 million, respectively.
Average daily production volumes decreased to approximately 42.5 MBOE/d for the three months ended March 31, 2016, from 50.3 MBOE/d for the three months ended March 31, 2015. Lower oil and natural gas production volumes resulted in a decrease in revenues of approximately $25 million and $3 million, respectively. Higher NGL production volumes resulted in an increase in revenues of approximately $3 million
The following table sets forth average daily production by operating area:

	Three Months Ended March 31,
	2016	2015	Variance
Average daily production (MBOE/d):
California	22.6	27.3	(4.7)	(17)%
Hugoton Basin	9.2	10.0	(0.8)	(8)%
Uinta Basin	5.8	9.7	(3.9)	(40)%
Piceance Basin	3.4	1.7	1.7	100%
East Texas	1.5	1.6	(0.1)	(6)%
	42.5	50.3	(7.8)	(16)%
The decreases in average daily production volumes primarily reflect lower production volumes as a result of reduced development capital spending throughout the Company’s various operating areas, as well as marginal well shut-ins, driven by continued low commodity prices. The decrease in average daily production volumes in California also reflects recent operational challenges in the Company’s Diatomite development program, where the Company is pursuing various remedies to address wells performance and has temporarily curtailed capital spending in this program. The decrease in average daily production volumes in the Uinta Basin operating area also reflects lower production volumes as a result of wells that are uneconomic to return to production. The increase in average daily production volumes in the Piceance Basin operating area primarily reflects development capital spending during 2015.
Electricity Sales
Electricity sales represent sales to utilities and decreased by approximately $1 million or 18% to approximately $4 million for the three months ended March 31, 2016, from approximately $5 million for the three months ended March 31, 2015, primarily due to decreases in the average sales price of electricity partially offset by an increase in electric power sold during the period.
Gains on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $508,000 and $3 million, for the three months ended March 31, 2016, and March 31, 2015, respectively, representing a decrease of approximately $3 million. Gains on oil and natural gas derivatives decreased primarily due to changes in fair value of the derivative contracts, and the comparison from period to period is impacted by the declining maturity schedule of the Company’s hedges. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 5 and Note 6 for additional details about the Company’s commodity derivatives. For information about the Company’s credit risk related to derivative contracts, see “Counterparty Credit Risk” under “Liquidity and Capital Resources” below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize this capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues decreased by approximately $1 million or 28% to approximately $3 million for the three months ended March 31, 2016, from approximately $4 million for the three months ended March 31, 2015. The decrease was primarily due to lower marketing revenues principally due to a decrease in natural gas prices partially offset by higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $17 million or 25% to approximately $50 million for the three months ended March 31, 2016, from approximately $67 million for the three months ended March 31, 2015. The decrease was primarily due to cost savings initiatives, as well as a decrease in steam costs caused by lower prices for natural gas used in steam generation and a decrease in steam injection volumes. Lease operating expenses per BOE also decreased to $12.96 per BOE for the three months ended March 31, 2016, from $14.85 per BOE for the three months ended March 31, 2015.
Electricity Generation Expenses
Electricity generation expenses decreased by approximately $1 million or 17% to approximately $4 million for the three months ended March 31, 2016, from approximately $5 million for the three months ended March 31, 2015, primarily due to a decrease in fuel gas cost partially offset by an increase in fuel gas volumes purchased.
Transportation Expenses
Transportation expenses remained consistent at approximately $13 million for both the three months ended March 31, 2016, and March 31, 2015.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses remained consistent at approximately $1 million for both the three months ended March 31, 2016, and March 31, 2015.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses increased by approximately $4 million or 19% to approximately $25 million for the three months ended March 31, 2016, from approximately $21 million for the three months ended March 31, 2015. The increase was primarily due to higher costs allocated to the Company by Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, as well as higher professional services expenses principally related to the Company’s strategic alternatives activities. General and administrative expenses per BOE also increased to $6.51 per BOE for the three months ended March 31, 2016, from $4.68 per BOE for the three months ended March 31, 2015.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $14 million or 19% to approximately $59 million for the three months ended March 31, 2016, from approximately $73 million for the three months ended March 31, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and lower total production volumes. Depreciation, depletion and amortization per BOE also decreased to $15.23 per BOE for the three months ended March 31, 2016, from $16.13 per BOE for the three months ended March 31, 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved and unproved oil and natural gas properties:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

California operating area	$984,288	$207,200
Uinta Basin operating area	26,677	—
East Texas operating area	6,387	64,800
Proved oil and natural gas properties	1,017,352	272,000
California operating area unproved oil and natural gas properties	13,236	—
Impairment of long-lived assets	$1,030,588	$272,000
The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices.
Taxes, Other Than Income Taxes

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)

Severance taxes	$1,476	$3,105	$(1,629)
Ad valorem taxes	9,678	14,124	(4,446)
California carbon allowances	3,159	6,103	(2,944)
	$14,313	$23,332	$(9,019)
Taxes, other than income taxes decreased by approximately $9 million or 39% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of reduced capital spending levels and a decrease in steam injection volumes.
Other Income and (Expenses)

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(19,952)	$(21,421)	$1,469
Other, net	66	(170)	236
	$(19,886)	$(21,591)	$1,705

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other income and (expenses) decreased by approximately $2 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Interest expense decreased primarily due to lower debt outstanding during the period and lower amortization of financing fees and expenses related to the senior notes that were repurchased during 2015, partially offset by a decrease in capitalized interest. See “Debt” under “Liquidity and Capital Resources” below for additional details.
Income Tax Benefit
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. Limited liability companies are subject to Texas margin tax. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and recognition has not been given to federal and state income taxes for the operations of the Company. The Company recognized an income tax benefit of approximately $2,000 and $50,000 for the three months ended March 31, 2016, and March 31, 2015, respectively. The decrease was primarily due to an increase in state taxes resulting from changes in the Company’s operations during the three months ended March 31, 2016, compared to the same period in 2015.
Net Loss
Net loss increased by approximately $802 million to approximately $1.1 billion for the three months ended March 31, 2016, from approximately $323 million for the three months ended March 31, 2015. The increase was primarily due to higher impairment charges and lower production revenues, partially offset by lower expenses. See discussions above for explanations of variances.
Liquidity and Capital Resources
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described under “Executive Overview” raise substantial doubt about the Company’s ability to continue as a going concern.
As of March 31, 2016, the Company was in default under certain of its debt instruments, which have subsequently been cured or a forbearance has been received. The Company’s filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of its senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See above under “Executive Overview – Voluntary Reorganization Under Chapter 11” for a description of these and other developments.
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believes that even after taking these actions, it will not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As previously disclosed, the Company has engaged financial and legal advisors to assist with, among other things, analyzing various strategic alternatives to address its liquidity and capital structure. The Company believes a filing under Chapter 11 may provide the most expeditious manner in which to effect a capital structure solution. There can be no assurances that the Company will be able to reorganize its capital structure on terms acceptable to the Company, its creditors, or at all.
The Company has utilized funds from debt offerings, borrowings under its Credit Facility, net cash provided by operating activities and funding from LINN Energy for capital resources and liquidity. Historically, the primary use of capital has been for the development of oil and natural gas properties. For the three months ended March 31, 2016, the Company’s total capital expenditures were approximately $9 million. LINN Energy continually evaluates the capital needs of the Company along with those of its other operating areas. LINN Energy establishes a capital plan each calendar year for all of its operations based on development opportunities and the expected cash flow from operations for that year. The capital plan may be revised during the year as a result of drilling outcomes or significant changes in cash flows. To the extent net cash provided by operating activities is higher or lower than currently anticipated, LINN Energy may adjust the Company’s capital plan accordingly or adjust borrowings under the Company’s Credit Facility, as needed. However, at March 31, 2016, the Company had less than $1 million of available borrowing capacity under its Credit Facility.

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
LINN Energy continually monitors the capital resources available to meet future financial obligations and planned capital expenditures. The Company’s future success in growing reserves and production volumes will be highly dependent on the capital resources available and its success in adding reserves from its drilling program. The Company’s Credit Facility and indentures governing its senior notes impose certain restrictions on the Company’s ability to obtain additional debt financing. The Company does not intend to obtain additional borrowing capacity under its Credit Facility or access the capital markets separately from LINN Energy. The Company intends to finance its operations, including its future capital expenditures, with net cash provided by operating activities and funding from LINN Energy, to the extent LINN Energy elects to provide such funding. See Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2015, for risks relating to liquidity and Chapter 11 proceedings.
Any cash generated by the Company is currently being used by the Company to fund its activities. To the extent that the Company generates cash in excess of its needs and determines to distribute such amounts to LINN Energy, the indentures governing the Company’s senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and the Company may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Company’s indentures. The Company’s restricted payments basket was approximately $483 million at March 31, 2016, and may be increased in accordance with the terms of the Company’s indentures by, among other things, 50% of the Company’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Net cash:
Provided by operating activities	$20,641	$42,489	$(21,848)
Provided by (used in) investing activities	(14,330)	1,112	(15,442)
Used in financing activities	—	(43,763)	43,763
Net increase (decrease) in cash and cash equivalents	$6,311	$(162)	$6,473
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2016, was approximately $21 million, compared to approximately $42 million for the three months ended March 31, 2015. The decrease was primarily due to lower production related revenues principally due to lower commodity prices and lower production volumes, as well as lower cash settlements on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(14,346)	$(2,701)
Proceeds from sale of properties and equipment and other	16	3,813
	$(14,330)	$1,112
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures increased primarily due to the Company funding its development operations, rather that LINN Energy spending on the Company’s behalf. For the three months ended March 31, 2015, LINN Energy spent approximately $73 million of capital expenditures in respect of Berry’s operations (see Note 10 and Note 11).
Financing Activities
There was no cash flow from financing activities for the three months ended March 31, 2016. Cash used in financing activities of approximately $44 million for the three months ended March 31, 2015, was primarily related to a cash distribution made to LINN Energy.
Debt
The Company’s Credit Facility had a borrowing base of $900 million, subject to lender commitments, as of March 31, 2016. At March 31, 2016, lender commitments under the facility were also $900 million but there was less than $1 million of available borrowing capacity, including outstanding letters of credit. For additional information related to the Company’s outstanding debt, see Note 4.
Financial Covenants
The Credit Facility contains requirements and financial covenants, among others, to maintain: 1) a ratio of Adjusted EBITDAX to Interest Expense (as each term is defined in the Credit Facility) (“Interest Coverage Ratio”) for the preceding four quarters of at least 2.5 to 1.0 through September 30, 2015, 2.0 to 1.0 currently, 2.25 to 1.0 from March 31, 2017 through June 30, 2017, and returning to 2.5 to 1.0 thereafter, and 2) a ratio of Current Assets to Current Liabilities (as each term is defined in the Credit Facility) (“Current Ratio”) as of the last day of any fiscal quarter of at least 1.0 to 1.0. The Interest Coverage Ratio is intended as a measure of the Company’s ability to make interest payments on its outstanding indebtedness and the Current Ratio is intended as a measure of the Company’s solvency. The Company is required to demonstrate compliance with each of these ratios on a quarterly basis. The following represents the calculations of the Interest Coverage Ratio and the Current Ratio as presented to the lenders under the Credit Facility:

	At or for the Quarter Ended				Twelve Months Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	March 31, 2016

Interest Coverage Ratio	2.6	2.2	1.6	(0.8)	1.4
Current Ratio (1)	0.5	2.0	0.4	0.3	0.3
Current Ratio (consolidated) (1)	2.9	2.6	1.7	2.0	2.0

(1)	The Credit Facility allows Berry to demonstrate its compliance with the Current Ratio financial covenant on a consolidated basis with LINN Energy for up to three quarters of each calendar year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company has included disclosure of the Interest Coverage Ratio for the twelve months ended March 31, 2016, and the Current Ratio as of March 31, 2016, to demonstrate its compliance for the quarter ended March 31, 2016, as well as the Interest Coverage Ratio for each of the preceding four quarters on an individual basis (rather than on a last twelve months basis) and the Current Ratio as of the end of each of the preceding four quarters to provide investors with trend information about the Company’s ongoing compliance with these financial covenants. If the Company fails to demonstrate compliance with either or both of the Interest Coverage Ratio or the Current Ratio as of the end of the quarter and such failure continues beyond applicable cure periods, an event of default would occur and the Company would be unable to make additional borrowings and outstanding indebtedness may be accelerated. The Company did not meet the Interest Coverage Ratio requirement under the Credit Facility for the twelve months ended March 31, 2016; however, in accordance with the amendment to the Berry Credit Facility entered into in April 2016 (see Note 4), the lenders agreed that the failure to maintain the Interest Coverage Ratio would not be a default or event of default until May 11, 2016.
See above under “Executive Overview – Covenant Violations” for information about certain covenant violations.
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
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2015 Annual Report on Form 10-K. There have been no significant changes to the Company’s contractual obligations since December 31, 2015. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Credit Facility and the senior notes. See Note 4 for additional information about the Company’s debt instruments.
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

•
potential adverse impact of restructuring transactions on the Company’s operations and management, as well as the risks associated with operating the business during the anticipated Chapter 11 proceedings;

•	ability to consummate restructuring transactions;

•	large or multiple customer defaults on contractual obligations, including defaults resulting from actual or potential insolvencies;

•	effects of legal proceedings;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results;

•	plans, objectives, expectations and intentions; and

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The forward-looking statements related to the Plan involve known and unknown risks, uncertainties, assumptions and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by other forward-looking statements contained in this Quarterly Report on Form 10-Q, including but not limited to potential adverse effects related to the following: potential restructuring of the Company’s outstanding debt; potential effects of the industry downturn on the Company’s business, financial condition and results of operations; potential limitations on the Company’s ability to maintain contracts and other critical business relationships; requirements for adequate liquidity to fund the Company’s operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the potential restructuring and the Company’s indebtedness, including any defaults related thereto.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risks are attributable to fluctuations in commodity prices and interest rates. These risks can affect the Company’s business, financial condition, operating results and cash flows. See below for quantitative and qualitative information about these risks.
The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2015 Annual Report on Form 10-K. The reference to a “Note” herein refers to the accompanying Notes to Condensed Financial Statements contained in Item 1. “Financial Statements.”
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
The appropriate level of production to be hedged is an ongoing consideration and is based on a variety of factors, including current and future expected commodity market prices, cost and availability of put option contracts, the level of LINN Energy’s acquisition activity, the Company’s overall risk profile, including leverage and size and scale considerations and an actively traded market for hedging transactions, including counterparty willingness to enter into derivative contracts with the Company. In addition, when commodity prices are depressed and forward commodity price curves are flat or in backwardation, the Company may determine that the benefit of hedging its anticipated production at these levels is outweighed by its resultant inability to obtain higher revenues for its production if commodity prices recover during the duration of the contracts. As a result, the appropriate percentage of production volumes to be hedged may change over time.
As of March 31, 2016, the Company had 33,550 MMMBtu of natural gas basis swaps for 2016, and no derivative contracts for years subsequent to 2016. As of December 31, 2015, the Company had 44,652 MMMBtu of natural gas basis swaps for 2016, and no derivative contracts for years subsequent to 2016. See Note 5 for details about the Company’s derivative instruments.
Counterparties under the Company’s derivative contracts may terminate such contracts upon certain specified events, including a filing by the Company for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company’s derivative contracts may be terminated unilaterally by the counterparty as a result of the bankruptcy filing or, if not automatically terminated, the Company may elect to monetize or terminate its derivative contracts.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

Interest Rate Risk
At March 31, 2016, and December 31, 2015, the Company had debt outstanding under its Credit Facility of approximately $873 million which incurred interest at floating rates (see Note 4). A 1% increase in the respective market rate would result in an estimated $9 million increase in annual interest expense.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
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
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect pre-petition liabilities or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Voluntary Reorganization Under Chapter 11” for information about the Company’s entry into the Restructuring Support Agreement.
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth below, as of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;

•	our ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be

Item 1A.    Risk Factors - Continued

required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.
Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The Chapter 11 proceedings may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Plan.
Prior to filing the Chapter 11 cases, we entered into the Restructuring Support Agreement with certain of our creditors. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through the Plan. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims).
If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the anticipated Chapter 11 proceedings, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.
If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the Restructuring Support Agreement. Such termination may result in the loss of support for the Plan by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan.

Item 1A.    Risk Factors - Continued

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent financial statements may materially change relative to historical financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to May 12, 2016, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the Plan. Any claims not ultimately discharged through the Plan could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
LINN Energy may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.
We do not have any employees. All of our former employees that were retained after the LINN Energy transaction became employees of Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, and along with other LOI personnel, provide services and support to us in accordance with an agency agreement and power of attorney between us and LOI. We depend on the services of these individuals. As a result of the Chapter 11 proceedings, LINN Energy may experience increased levels of employee attrition, and its employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. LINN Energy’s ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with LINN Energy through the pendency of the Chapter 11 proceedings is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of LINN Energy’s senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
In certain instances, a Chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings.

Item 1A.    Risk Factors - Continued

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our anticipated Chapter 11 bankruptcy case to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
We have significant exposure to fluctuations in commodity prices since none of our estimated future production is covered by commodity derivatives and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all.
During the Chapter 11 proceedings, our ability to enter into new commodity derivatives covering estimated future production will be dependent upon either entering into unsecured hedges or obtaining Bankruptcy Court approval to enter into secured hedges. As a result, we may not be able to enter into additional commodity derivatives covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivatives in the future, we could be more affected by changes in commodity prices than our competitors who engage in hedging arrangements. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
This item is intentionally omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10‑Q.
Item 3.    Defaults Upon Senior Securities
See Part I. Item 1. Note 2 to the Company’s condensed financial statements entitled “Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations” which is incorporated in this item by reference.
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Formation of Berry Petroleum Company, LLC (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)
3.2*	Amended and Restated Limited Liability Company Agreement of Berry Petroleum Company, LLC dated March 28, 2016
10.1
Twelfth Amendment to Second Amended and Restated Credit Agreement, dated as of April 12, 2016, among Berry Petroleum Company, LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to Linn Energy, LLC’s Current Report on Form 8-K filed on April 15, 2016)

10.2
Restructuring Support Agreement, dated as of May 10, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016)

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

BERRY PETROLEUM COMPANY, LLC
(Registrant)

Date: May 12, 2016	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: May 12, 2016	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)