Form 10-Q
period 2016-06-30
Berry Petroleum Company, LLC
filed 2016-08-11
CIK 778438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,008	$1,023
Accounts receivable – trade, net	51,304	46,053
Derivative instruments	185	13,218
Other current assets	19,213	20,897
Total current assets	85,710	81,191

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	5,019,722	5,011,061
Less accumulated depletion and amortization	(2,719,219)	(1,596,165)
	2,300,503	3,414,896

Other property and equipment	118,875	111,495
Less accumulated depreciation	(16,571)	(12,522)
	102,304	98,973

Restricted cash	197,418	250,359
Other noncurrent assets	17,548	16,057
	214,966	266,416
Total noncurrent assets	2,617,773	3,780,285
Total assets	$2,703,483	$3,861,476

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,892	$125,748
Derivative instruments	1,694	2,241
Current portion of long-term debt	874,959	873,175
Other accrued liabilities	2,810	16,735
Total current liabilities	1,002,355	1,017,899

Long-term debt, net	—	845,368
Other noncurrent liabilities	180,522	212,050
Liabilities subject to compromise	852,426	—

Commitments and contingencies (Note 8)

Member’s equity:
Additional paid-in capital	2,798,713	2,798,713
Accumulated deficit	(2,130,533)	(1,012,554)
	668,180	1,786,159
Total liabilities and member’s equity	$2,703,483	$3,861,476
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$99,831	$173,381	$183,297	$329,967
Electricity sales	5,118	6,609	9,329	11,760
Gains (losses) on oil and natural gas derivatives	1,026	(4,474)	1,534	(1,207)
Marketing revenues	851	839	1,884	3,220
Other revenues	1,813	1,535	3,861	3,431
	108,639	177,890	199,905	347,171
Expenses:
Lease operating expenses	42,416	49,896	92,509	117,085
Electricity generation expenses	3,941	4,993	7,743	9,563
Transportation expenses	10,945	12,978	23,874	25,584
Marketing expenses	637	1,005	1,290	2,080
General and administrative expenses	24,748	37,102	49,920	58,289
Depreciation, depletion and amortization	41,186	63,052	100,029	136,031
Impairment of long-lived assets	—	—	1,030,588	272,000
Taxes, other than income taxes	9,995	22,196	24,308	45,528
(Gains) losses on sale of assets and other, net	425	(811)	233	(5,284)
	134,293	190,411	1,330,494	660,876
Other income and (expenses):
Interest expense, net of amounts capitalized	(16,352)	(22,690)	(36,304)	(44,111)
Gain on extinguishment of debt	—	6,831	—	6,831
Other, net	(76)	(463)	(10)	(633)
	(16,428)	(16,322)	(36,314)	(37,913)
Reorganization items, net	49,086	—	49,086	—
Income (loss) before income taxes	7,004	(28,843)	(1,117,817)	(351,618)
Income tax expense (benefit)	164	(11)	162	(61)
Net income (loss)	$6,840	$(28,832)	$(1,117,979)	$(351,557)
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Unaudited)

	Additional Paid-In Capital	Accumulated Deficit	Total Member’s Equity
	(in thousands)

December 31, 2015	$2,798,713	$(1,012,554)	$1,786,159
Net loss	—	(1,117,979)	(1,117,979)
June 30, 2016	$2,798,713	$(2,130,533)	$668,180
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,117,979)	$(351,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	100,029	136,031
Impairment of long-lived assets	1,030,588	272,000
Gain on extinguishment of debt	—	(6,831)
Amortization and write-off of deferred financing fees	602	854
Gains on sale of assets and other, net	(642)	(2,991)
Deferred income taxes	71	(61)
Reorganization items, net	(56,968)	—
Derivatives activities:
Total (gains) losses	2,871	(1,853)
Cash settlements	8,022	32,943
Cash settlements on canceled derivatives	1,593	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(8,296)	15,281
(Increase) decrease in other assets	(1,035)	3,515
Increase in accounts payable and accrued expenses	25,677	11,378
Decrease in other liabilities	(2,556)	(10,310)
Net cash provided by (used in) operating activities	(18,023)	98,399

Cash flow from investing activities:
Development of oil and natural gas properties	(12,360)	(3,076)
Purchases of other property and equipment	(7,599)	(2,982)
Decrease in restricted cash	53,418	—
Proceeds from sale of properties and equipment and other	142	11,302
Net cash provided by investing activities	33,601	5,244

Cash flow from financing activities:
Repayments of debt	(1,593)	(45,353)
Financing fees and other, net	—	11
Distribution to affiliate	—	(57,223)
Net cash used in financing activities	(1,593)	(102,565)

Net increase in cash and cash equivalents	13,985	1,078
Cash and cash equivalents:
Beginning	1,023	1,586
Ending	$15,008	$2,664
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
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
Bankruptcy Accounting
As discussed further in Note 2, on May 11, 2016 (the “Petition Date”), the Company, LINN Energy and LinnCo (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
The condensed financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed balance sheet at June 30, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
The accompanying condensed financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the condensed financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

or contingencies, or the status and priority thereof; (iii) the effect on member’s equity accounts of any changes that may be made to the Company’s capitalization; or (iv) the effect on operations of any changes that may be made to the Company’s business. While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected on its condensed financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications on the Company’s historical condensed financial statements.
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

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Note 2 – Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations
Chapter 11 Proceedings
On the Petition Date, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Linn Energy, LLC., et al., Case No. 16‑60040.
The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted certain relief requested by the Debtors, allowing the Company to use its cash to fund the Chapter 11 proceedings, pursuant to an agreement with the first lien lenders, and giving the Company the authority to, among other things, continue to utilize its current cash management system and to make royalty payments. During the pendency of the Chapter 11 proceedings, all transactions outside the ordinary course of the Company’s business require prior approval of the Bankruptcy Court. For goods and services provided following the Petition Date, the Company intends to pay vendors in full under normal terms.
Restructuring Support Agreement
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) and (ii) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in the Chapter 11 proceedings.
The Restructuring Support Agreement provides that the Consenting Creditors will support the use of Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of breaches by the parties of certain provisions of the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the Restructuring Transactions will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims will be required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases. The court has not yet confirmed the claims deadlines. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Liabilities Subject to Compromise
The Company’s condensed balance sheet includes amounts classified as “liabilities subject to compromise,” which represent prepetition liabilities that have been allowed, or that the Company anticipates will be allowed, as claims in its Chapter 11 cases. The amounts represent the Company’s current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings. The differences between the liabilities the Company has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.
The following table summarizes the components of liabilities subject to compromise included on the condensed balance sheet:

June 30, 2016
(in thousands)

Accounts payable and accrued expenses	$3,388
Accrued interest payable	15,238
Debt	833,800
Liabilities subject to compromise	$852,426
Reorganization Items, Net
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
The following table summarizes the components of reorganization items included on the condensed statements of operations:

Three Months and Six Months Ended June 30, 2016
(in thousands)

Legal and other professional advisory fees	$(7,059)
Unamortized premiums	10,923
Terminated contracts	45,109
Other	113
Reorganization items, net	$49,086
Effect of Filing on Creditors
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Company did not record interest expense on its senior notes for the period from May 12, 2016, through June 30, 2016. For that period, contractual interest on the senior notes was approximately $7 million.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The ultimate recovery to creditors, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of settlements, if any, they will receive. A plan of reorganization could result in holders of the Debtors’ liabilities receiving no settlement on account of their interests and cancellation of their holdings.
Appointment of Creditors Committee
On May 23, 2016, the Bankruptcy Court appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.
Rejection of Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with any of the Debtors in this Quarterly Report on Form 10-Q, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the applicable Debtor, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Process for Plan of Reorganization
In order to successfully exit bankruptcy, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a Plan that satisfies the requirements of the Bankruptcy Code. A Plan would, among other things, resolve the Debtors’ prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
The Debtors have an exclusive right to file a Plan within 120 days from the Petition Date, subject to an extension for cause. If the Debtors’ exclusive filing period lapses, any party in interest may file a Plan for any of the Debtors.
In addition to being voted on by holders of impaired claims, a Plan must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A Plan would be accepted by holders of claims against the Debtors if at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the Plan have voted to accept the Plan. A class of claims that does not receive or retain any property under the Plan on account of such claims or interests is deemed to have voted to reject the Plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a Plan even if such Plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming a Plan notwithstanding its rejection by one or more impaired classes of claims depends upon a number of factors, including the status and seniority of the claims in the rejecting class (i.e., unsecured or secured claims, subordinated or senior claims).
The timing of filing a Plan by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the Debtors expect to file a Plan that provides for emergence from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such Plan will be implemented successfully.
As of August 11, 2016, the Debtors have not yet filed a Plan.
Ability to Continue as a Going Concern
Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Company’s ability to access the capital markets. In addition, the Company’s Credit Facility is subject to scheduled redeterminations of its borrowing base, semi-annually in April and October, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs were expected to adversely impact upcoming redeterminations and have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes.
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
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, the Company did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.
Covenant Violations
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of the Company’s senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 4 for additional details about the Company’s debt.
Credit Facility
The Company’s Credit Facility contains a requirement to deliver audited financial statements without a going concern or like qualification or exception. Consequently, the filing of the Company’s 2015 Annual Report on Form 10-K which included such explanatory paragraph resulted in a default under the Credit Facility as of the filing date, March 28, 2016, subject to a 30 day grace period.
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

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Pursuant to the amendment, the Specified Events consisted of:

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
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facility. However, under the Bankruptcy Code, the creditors under this debt agreement are stayed from taking any action against the Company as a result of the default.
Senior Notes
The Company deferred making an interest payment totaling approximately $18 million due March 15, 2016, on the Company’s 6.375% senior notes due September 2022, which resulted in the Company being in default under these senior notes. The indenture governing the notes provided the Company a 30 day grace period to make the interest payment.
On April 14, 2016, within the 30 day interest payment grace period provided for in the indenture governing the notes, the Company made an interest payment of approximately $18 million in satisfaction of its obligations.
The Company failed to make an interest payment of approximately $9 million due May 1, 2016, on the Company’s 6.75% senior notes due November 2020.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Note 3 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2016	December 31, 2015
	(in thousands)
Oil and natural gas:
Proved properties	$4,246,192	$4,231,836
Unproved properties	773,530	779,225
	5,019,722	5,011,061
Less accumulated depletion and amortization	(2,719,219)	(1,596,165)
	$2,300,503	$3,414,896

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

	Six Months Ended June 30,
	2016	2015
	(in thousands)

California operating area	$984,288	$207,200
Uinta Basin operating area	26,677	—
East Texas operating area	6,387	64,800
	$1,017,352	$272,000
The Company recorded no impairment charges for proved properties for the three months ended June 30, 2016, or June 30, 2015. The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed statements of operations.
Impairment of Unproved Properties
The Company evaluates the impairment of its unproved oil and natural gas properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of unproved properties are reduced to fair value based on management’s experience in similar situations and other factors such as the lease terms of the properties and the relative proportion of such properties on which proved reserves have been found in the past. For the six months ended June 30, 2016, the Company recorded noncash impairment charges (before and after tax) of approximately $13 million associated with unproved oil and natural gas properties in California.  The Company recorded no impairment charges for unproved properties for the three months ended June 30, 2016, or the six months ended June 30, 2015.
The impairment charges in 2016 were due to a decline in commodity prices and changes in expected capital development. The carrying values of the impaired unproved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed statement of operations.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 4 – Debt
The following summarizes the Company’s outstanding debt:

	June 30, 2016	December 31, 2015
	(in thousands, except percentages)

Credit facility (1)	$874,959	$873,175
6.75% senior notes due November 2020	261,100	261,100
6.375% senior notes due September 2022	572,700	572,700
Net unamortized premiums (2)	—	11,568
Total debt, net	1,708,759	1,718,543
Less current portion (3)	(874,959)	(873,175)
Less liabilities subject to compromise (4)	(833,800)	—
Long-term debt, net	$—	$845,368

(1)	Variable interest rates of 5.25% and 3.17% at June 30, 2016, and December 31, 2015, respectively.

(2)	Approximately $11 million in premiums were written off to reorganization items in connection with the filing of the Bankruptcy Petitions.

(3)	Due to existing and anticipated covenant violations, the Company’s credit facility was classified as current at June 30, 2016, and December 31, 2015.

(4)	The Company’s senior notes were classified as liabilities subject to compromise at June 30, 2016.
Fair Value
The Company’s debt is recorded at the carrying amount on the condensed balance sheets. The carrying amount of the Company’s Credit Facility, as defined below, approximates fair value because the interest rate is variable and reflective of market rates. The Company uses a market approach to determine the fair value of its senior notes using estimates based on prices quoted from third-party financial institutions, which is a Level 2 fair value measurement.

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Senior notes, net	$833,800	$280,365	$845,368	$200,249
Credit Facility
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) provides for a senior secured revolving credit facility, subject to the then-effective borrowing base. The maturity date is April 2019. At June 30, 2016, the Company had approximately $898 million in total borrowings outstanding (including outstanding letters of credit) under the Credit Facility and there was no remaining availability.
See Note 2 for additional details on the amendment to the Credit Facility entered into on April 12, 2016.
Redetermination of the borrowing base under the Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The lenders under the Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company’s obligations under the Credit Facility are secured by mortgages on its oil and natural gas properties and other personal property. Berry is required to maintain: 1) mortgages on properties representing at least 90% of the present value of oil and natural gas properties included on its most recent reserve report, and 2) an EBITDAX to Interest Expense ratio of at least 2.0 to 1.0 currently, 2.25 to 1.0 from March 31, 2017 through June 30, 2017 and 2.5 to 1.0 thereafter. In accordance with the amendment described in Note 2, the lenders had agreed that the failure to maintain the EBITDAX to Interest Expense ratio would not result in a default or event of default until May 11, 2016.
At the Company’s election, interest on borrowings under the Credit Facility is determined by reference to either the LIBOR plus an applicable margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowings under the Credit Facility) or a Base Rate (as defined in the Credit Facility) plus an applicable margin between 0.75% and 1.75% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the Base Rate and at the end of the applicable interest period for loans bearing interest at the LIBOR. The Company is required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the maximum commitment amount of the lenders.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facility. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default. The automatic stay under the Bankruptcy Code does not apply to letters of credit issued under the prepetition Credit Facility and third parties may draw on their letters of credit if the terms of a particular letter of credit so provide. During the three months and six months ended June 30, 2016, approximately $3 million in letters of credit draws were made from the Credit Facility.
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
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Covenant Violations
The Company’s filing of the Bankruptcy Petitions described in Note 2 constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of the Company’s senior notes and the receipt of

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.
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
The following table presents derivative positions for the period indicated as of June 30, 2016:

July 1 - December 31, 2016
Natural gas basis differential positions: (1)
SoCal basis swaps: (2)
Hedged volume (MMMBtu)	1,840
Hedged differential ($/MMBtu)	$(0.03)

(1)	Settle on the respective pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

(2)
For positions which hedge exposure to differentials in consuming areas, the Company pays the NYMEX Henry Hub natural gas price plus the respective spread and receives the specified index price. Cash settlements are made on a net basis.

The Company did not enter into commodity derivative contracts during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2016 to hedge exposure to differentials in certain producing areas and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.
In May 2016, as a result of the Chapter 11 proceedings, the Company’s counterparties canceled (prior to the contract settlement dates) all of the Company’s derivative contracts (with the exception of a contract consisting of 1,840 MMMBtu of natural gas basis swaps for 2016) and the Company received net cash proceeds of approximately $2 million. The net cash proceeds received were used to make permanent repayments of a portion of the borrowings outstanding under the Credit Facility. In July 2016, the Company’s remaining derivative contract was canceled by the counterparty.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed balance sheets. The following table summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2016	December 31, 2015
	(in thousands)
Assets:
Commodity derivatives	$200	$13,807
Liabilities:
Commodity derivatives	$1,709	$2,830
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimized the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
A summary of gains and losses on the derivatives included on the condensed statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Gains (losses) on oil and natural gas derivatives	$1,026	$(4,474)	$1,534	$(1,207)
Lease operating expenses (1)	(1,036)	3,986	(4,405)	3,060
Total gains (losses) on oil and natural gas derivatives	$(10)	$(488)	$(2,871)	$1,853

(1)	Consists of gains and (losses) on derivatives entered into in March 2015 to hedge exposure to differentials in consuming areas.
For the three months and six months ended June 30, 2016, the Company received net cash settlements of approximately $1 million and $10 million, respectively. For the three months and six months ended June 30, 2015, the Company received net cash settlements of approximately $5 million and $33 million, respectively.
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

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$200	$(15)	$185
Liabilities:
Commodity derivatives	$1,709	$(15)	$1,694

	December 31, 2015
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$13,807	$(589)	$13,218
Liabilities:
Commodity derivatives	$2,830	$(589)	$2,241

(1)	Represents counterparty netting under agreements governing such derivatives.
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
The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2015	$137,563
Liabilities added from drilling	100
Current year accretion expense	3,690
Settlements	(3,293)
Revision of estimates	1,545
Asset retirement obligations at June 30, 2016	$139,605

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
During the six months ended June 30, 2016, and June 30, 2015, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See Note 2 for additional information.
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

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 10 – Supplemental Disclosures to the Condensed Balance Sheets and Condensed Statements of Cash Flows
“Other current assets” reported on the condensed balance sheets include the following:

	June 30, 2016	December 31, 2015
	(in thousands)

California carbon allowance inventories	$6,096	$7,073
Oil inventories	3,049	3,446
Deferred financing fees	6,861	8,108
Prepaid expenses and other	3,207	2,270
	$19,213	$20,897
Supplemental disclosures to the condensed statements of cash flows are presented below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)

Cash payments for interest, net of amounts capitalized	$34,307	$44,608
Cash payments for income taxes	$—	$—

Noncash investing activities:
Accrued capital expenditures	$3,088	$28,468
For the six months ended June 30, 2015, LINN Energy spent approximately $123 million of capital expenditures in respect of Berry’s operations. Berry recorded the $123 million to oil and natural gas properties with an offset to the advance due from LINN Energy. At June 30, 2016, and December 31, 2015, “restricted cash” on the condensed balance sheets includes approximately $197 million and $250 million, respectively, related to the $250 million that LINN Energy contributed to Berry in May 2015 to post with Berry’s lenders in connection with the reduction in the Credit Facility’s borrowing base, as well as associated interest income.
During the three months and six months ended June 30, 2016, approximately $3 million in letters of credit draws were made from the Credit Facility as requested by certain vendors owed prepetition amounts from the Company.
Note 11 – Related Party Transactions
LINN Energy
The Company has no employees. The employees of Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, provide services and support to the Company in accordance with an agency agreement and power of attorney between the Company and LOI. For the three months and six months ended June 30, 2016, the Company incurred management fee expenses of approximately $18 million and $41 million, respectively, for services provided by LOI. For the three months and six months ended June 30, 2015, the Company incurred management fee expenses of approximately $33 million and $53 million, respectively, for services provided by LOI. The Company also had affiliated accounts payable due to LINN Energy of approximately $39 million and $9 million at June 30, 2016, and December 31, 2015, respectively, included in “accounts payable and accrued expenses” on the condensed balance sheets.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company made no cash distributions to LINN Energy during the three months or six months ended June 30, 2016. During the three months and six months ended June 30, 2015, the Company made cash distributions of approximately $13 million and $57 million, respectively, to LINN Energy.
In May 2015, LINN Energy made a capital contribution of $250 million to Berry which was deposited on Berry’s behalf and posted as restricted cash with Berry’s lenders in connection with the reduction in its borrowing base.
Other
One of LINN Energy’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. The Company incurred no significant expenditures related to services rendered by Superior and its subsidiaries for the three months or six months ended June 30, 2016. For the three months and six months ended June 30, 2015, the Company incurred expenditures of approximately $218,000 and $318,000, respectively, related to services rendered by Superior and its subsidiaries.

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
The Company has five operating areas in the United States (“U.S.”): California, Hugoton Basin, Uinta Basin, Piceance Basin and East Texas.
Results for the three months ended June 30, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $100 million compared to $173 million for the three months ended June 30, 2015;

•	average daily production of approximately 40.7 MBOE/d compared to 48.7 MBOE/d for the three months ended June 30, 2015;

•	net income of approximately $7 million compared to net loss of $29 million for the three months ended June 30, 2015;

•	capital expenditures of approximately $5 million compared to $44 million for the three months ended June 30, 2015; and

•	2 wells drilled (both successful) compared to 34 wells drilled (all successful) for the three months ended June 30, 2015.
Results for the six months ended June 30, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $183 million compared to $330 million for the six months ended June 30, 2015;

•	average daily production of approximately 41.6 MBOE/d compared to 49.5 MBOE/d for the six months ended June 30, 2015;

•	net loss of approximately $1.1 billion compared to $352 million for the six months ended June 30, 2015;

•	net cash used in operating activities of approximately $18 million compared to net cash provided by operating activities of $98 million for the six months ended June 30, 2015;

•	capital expenditures of approximately $15 million compared to $101 million for the six months ended June 30, 2015; and

•	16 wells drilled (all successful) compared to 119 wells drilled (all successful) for the six months ended June 30, 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Chapter 11 Proceedings
On May 11, 2016 (the “Petition Date”), the Company, LINN Energy and LinnCo (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Linn Energy, LLC., et al., Case No. 16‑60040.
The condensed financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed balance sheet at June 30, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted certain relief requested by the Debtors, allowing the Company to use its cash to fund the Chapter 11 proceedings, pursuant to an agreement with the first lien lenders, and giving the Company the authority to, among other things, continue to utilize its current cash management system and to make royalty payments. During the pendency of the Chapter 11 proceedings, all transactions outside the ordinary course of the Company’s business require prior approval of the Bankruptcy Court. For goods and services provided following the Petition Date, the Company intends to pay vendors in full under normal terms.
Restructuring Support Agreement
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) and (ii) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in the Chapter 11 proceedings.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Restructuring Support Agreement provides that the Consenting Creditors will support the use of Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of breaches by the parties of certain provisions of the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the Restructuring Transactions will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims will be required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases. The court has not yet confirmed the claims deadlines. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.
Effect of Filing on Creditors
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Company did not record interest expense on its senior notes for the period from May 12, 2016, through June 30, 2016. For that period, contractual interest on the senior notes was approximately $7 million.
The ultimate recovery to creditors, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of settlements, if any, they will receive. A plan of reorganization could result in holders of the Debtors’ liabilities receiving no settlement on account of their interests and cancellation of their holdings.
Appointment of Creditors Committee
On May 23, 2016, the Bankruptcy Court appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.
Rejection of Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with any of the Debtors in this Quarterly Report on Form 10-Q, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the applicable Debtor, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Process for Plan of Reorganization
In order to successfully exit bankruptcy, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a Plan that satisfies the requirements of the Bankruptcy Code. A Plan would, among other things, resolve the Debtors’ prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
The Debtors have an exclusive right to file a Plan within 120 days from the Petition Date, subject to an extension for cause. If the Debtors’ exclusive filing period lapses, any party in interest may file a Plan for any of the Debtors.
In addition to being voted on by holders of impaired claims, a Plan must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A Plan would be accepted by holders of claims against the Debtors if at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the Plan have voted to accept the Plan. A class of claims that does not receive or retain any property under the Plan on account of such claims or interests is deemed to have voted to reject the Plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a Plan even if such Plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming a Plan notwithstanding its rejection by one or more impaired classes of claims depends upon a number of factors, including the status and seniority of the claims in the rejecting class (i.e., unsecured or secured claims, subordinated or senior claims).
The timing of filing a Plan by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the Debtors expect to file a Plan that provides for emergence from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such Plan will be implemented successfully.
As of August 11, 2016, the Debtors have not yet filed a Plan.
For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the Company’s, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.
Ability to Continue as a Going Concern
Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Company’s ability to access the capital markets. In addition, the Company’s Credit Facility is subject to scheduled redeterminations of its borrowing base, semi-annually in April and October, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs were expected to adversely impact upcoming redeterminations and have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes.
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
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, the Company did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.
Covenant Violations
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of the Company’s senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 4 for additional details about the Company’s debt.
Credit Facility
The Company’s Credit Facility contains a requirement to deliver audited financial statements without a going concern or like qualification or exception. Consequently, the filing of the Company’s 2015 Annual Report on Form 10-K which included such explanatory paragraph resulted in a default under the Credit Facility as of the filing date, March 28, 2016, subject to a 30 day grace period.
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
Pursuant to the amendment, the Specified Events consisted of:

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
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facility. However, under the Bankruptcy Code, the creditors under this debt agreement are stayed from taking any action against the Company as a result of the default.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Senior Notes
The Company deferred making an interest payment totaling approximately $18 million due March 15, 2016, on the Company’s 6.375% senior notes due September 2022, which resulted in the Company being in default under these senior notes. The indenture governing the notes provided the Company a 30 day grace period to make the interest payment.
On April 14, 2016, within the 30 day interest payment grace period provided for in the indenture governing the notes, the Company made an interest payment of approximately $18 million in satisfaction of its obligations.
The Company failed to make an interest payment of approximately $9 million due May 1, 2016, on the Company’s 6.75% senior notes due November 2020.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Commodity Derivatives
In May 2016, as a result of the Chapter 11 proceedings, the Company’s counterparties canceled (prior to the contract settlement dates) all of the Company’s derivative contracts (with the exception of a contract consisting of 1,840 MMMBtu of natural gas basis swaps for 2016) and the Company received net cash proceeds of approximately $2 million. The net cash proceeds received were used to make permanent repayments of a portion of the borrowings outstanding under the Credit Facility. In July 2016, the Company’s remaining derivative contract was canceled by the counterparty.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Oil sales	$80,913	$144,678	$(63,765)
Natural gas sales	12,662	22,528	(9,866)
NGL sales	6,256	6,175	81
Total oil, natural gas and NGL sales	99,831	173,381	(73,550)
Electricity sales	5,118	6,609	(1,491)
Gains (losses) on oil and natural gas derivatives	1,026	(4,474)	5,500
Marketing and other revenues	2,664	2,374	290
	108,639	177,890	(69,251)
Expenses:
Lease operating expenses	42,416	49,896	(7,480)
Electricity generation expenses	3,941	4,993	(1,052)
Transportation expenses	10,945	12,978	(2,033)
Marketing expenses	637	1,005	(368)
General and administrative expenses	24,748	37,102	(12,354)
Depreciation, depletion and amortization	41,186	63,052	(21,866)
Taxes, other than income taxes	9,995	22,196	(12,201)
(Gains) losses on sale of assets and other, net	425	(811)	1,236
	134,293	190,411	(56,118)
Other income and (expenses)	(16,428)	(16,322)	(106)
Reorganization items, net	49,086	—	49,086
Income (loss) before income taxes	7,004	(28,843)	35,847
Income tax expense (benefit)	164	(11)	175
Net income (loss)	$6,840	$(28,832)	$35,672

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2016	2015	Variance
Average daily production:
Oil (MBbls/d)	23.8	30.5	(22)%
Natural gas (MMcf/d)	76.6	93.6	(18)%
NGL (MBbls/d)	4.2	2.6	62%
Total (MBOE/d)	40.7	48.7	(16)%

Weighted average prices: (1)
Oil (Bbl)	$37.43	$52.15	(28)%
Natural gas (Mcf)	$1.82	$2.64	(31)%
NGL (Bbl)	$16.33	$25.72	(37)%

Average NYMEX prices:
Oil (Bbl)	$45.59	$57.94	(21)%
Natural gas (MMBtu)	$1.95	$2.64	(26)%

Costs per BOE of production:
Lease operating expenses	$11.44	$11.25	2%
Transportation expenses	$2.95	$2.93	1%
General and administrative expenses	$6.68	$8.37	(20)%
Depreciation, depletion and amortization	$11.11	$14.22	(22)%
Taxes, other than income taxes	$2.70	$5.01	(46)%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $73 million or 42% to approximately $100 million for the three months ended June 30, 2016, from approximately $173 million for the three months ended June 30, 2015, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $31 million, $6 million and $4 million, respectively.
Average daily production volumes decreased to approximately 40.7 MBOE/d for the three months ended June 30, 2016, from 48.7 MBOE/d for the three months ended June 30, 2015. Lower oil and natural gas production volumes resulted in a decrease in revenues of approximately $32 million and $4 million, respectively. Higher NGL production volumes resulted in an increase in revenues of approximately $4 million.
The following table sets forth average daily production by operating area:

	Three Months Ended June 30,
	2016	2015	Variance
Average daily production (MBOE/d):
California	20.8	26.0	(5.2)	(20)%
Hugoton Basin	9.6	10.3	(0.7)	(7)%
Uinta Basin	6.0	8.4	(2.4)	(29)%
Piceance Basin	3.0	2.5	0.5	20%
East Texas	1.3	1.5	(0.2)	(13)%
	40.7	48.7	(8.0)	(16)%
The decreases in average daily production volumes primarily reflect lower production volumes as a result of reduced development capital spending throughout the Company’s various operating areas, as well as marginal well shut-ins, driven by continued low commodity prices. The decrease in average daily production volumes in California also reflects operational challenges in the Company’s Diatomite development program, where the Company is pursuing various remedies to address wells performance and has temporarily curtailed capital spending in this program. The decrease in average daily production volumes in the Uinta Basin operating area also reflects lower production volumes as a result of wells that are uneconomic to return to production. The increase in average daily production volumes in the Piceance Basin operating area primarily reflects development capital spending during 2015.
Electricity Sales
Electricity sales represent sales to utilities and decreased by approximately $2 million or 23% to approximately $5 million for the three months ended June 30, 2016, from approximately $7 million for the three months ended June 30, 2015, primarily due to decreases in the average sales price of electricity.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $1 million for the three months ended June 30, 2016, compared to losses of approximately $4 million for the three months ended June 30, 2015, representing a variance of approximately $5 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts, and the comparison from period to period was impacted by the declining maturity schedule of the Company’s hedges. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize this capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues increased by approximately $1 million or 12% to approximately $3 million for the three months ended June 30, 2016, from approximately $2 million for the three months ended June 30, 2015. The increase was primarily due to higher marketing revenues principally due to higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $8 million or 15% to approximately $42 million for the three months ended June 30, 2016, from approximately $50 million for the three months ended June 30, 2015. The decrease was primarily due to cost savings initiatives and lower workover activities, as well as a decrease in steam costs caused by lower prices for natural gas used in steam generation and a decrease in steam injection volumes. Lease operating expenses per BOE increased to $11.44 per BOE for the three months ended June 30, 2016, from $11.25 per BOE for the three months ended June 30, 2015.
Electricity Generation Expenses
Electricity generation expenses decreased by approximately $1 million or 21% to approximately $4 million for the three months ended June 30, 2016, from approximately $5 million for the three months ended June 30, 2015, primarily due to a decrease in fuel gas cost.
Transportation Expenses
Transportation expenses decreased by approximately $2 million or 16% to approximately $11 million for the three months ended June 30, 2016, from approximately $13 million for the three months ended June 30, 2015. The decrease was primarily due to lower production volumes and reduced costs as a result of certain contracts terminated in the Chapter 11 proceedings.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses remained consistent at approximately $1 million for both the three months ended June 30, 2016, and June 30, 2015.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses decreased by approximately $12 million or 33% to approximately $25 million for the three months ended June 30, 2016, from approximately $37 million for the three months ended June 30, 2015. The decrease was primarily due to lower costs allocated to the Company by Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, partially offset by higher professional services expenses principally related to the Company’s prepetition strategic alternatives activities. General and administrative expenses per BOE decreased to $6.68 per BOE for the three months ended June 30, 2016, from $8.37 per BOE for the three months ended June 30, 2015.
Professional services expenses of approximately $7 million for the three months ended June 30, 2016, related to the Chapter 11 proceedings that were incurred since the Petition Date, have been recorded in “reorganization items, net” on the condensed statements of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $22 million or 35% to approximately $41 million for the three months ended June 30, 2016, from approximately $63 million for the three months ended June 30, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per BOE also decreased to $11.11 per BOE for the three months ended June 30, 2016, from $14.22 per BOE for the three months ended June 30, 2015.
Taxes, Other Than Income Taxes

	Three Months Ended June 30,
	2016	2015	Variance
	(in thousands)

Severance taxes	$(814)	$2,671	$(3,485)
Ad valorem taxes	7,588	14,148	(6,560)
California carbon allowances	3,127	5,365	(2,238)
Other	94	12	82
	$9,995	$22,196	$(12,201)
Taxes, other than income taxes decreased by approximately $12 million or 55% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of reduced capital spending levels and a decrease in steam injection volumes.
Other Income and (Expenses)

	Three Months Ended June 30,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(16,352)	$(22,690)	$6,338
Gain on extinguishment of debt	—	6,831	(6,831)
Other, net	(76)	(463)	387
	$(16,428)	$(16,322)	$(106)
Other income and (expenses) remained consistent at approximately $16 million for both the three months ended June 30, 2016, and June 30, 2015. Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes for the period from May 12, 2016 through June 30, 2016, as a result of the Chapter 11 proceedings, and lower outstanding debt during the period. For the period from May 12, 2016, through June 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $7 million. In addition, for the three months ended June 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $7 million as a result of the repurchases of a portion of its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details.
Reorganization Items, Net
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
The following table summarizes the components of reorganization items included on the condensed statement of operations:

Three Months Ended June 30, 2016
(in thousands)

Legal and other professional advisory fees	$(7,059)
Unamortized premiums	10,923
Terminated contracts	45,109
Other	113
Reorganization items, net	$49,086
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. Limited liability companies are subject to Texas margin tax. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and recognition has not been given to federal and state income taxes for the operations of the Company. The Company recognized income tax expense of approximately $164,000 for the three months ended June 30, 2016, compared to an income tax benefit of $11,000 for the three months ended June 30, 2015. The income tax expense was primarily due to an increase in state taxes for the three months ended June 30, 2016, compared to the same period in 2015.
Net Income (Loss)
Net income was approximately $7 million for the three months ended June 30, 2016, compared to a net loss of approximately $29 million for the three months ended June 30, 2015. The increase in net income was primarily due to lower expenses and gains related to reorganization items, partially offset by lower production revenues. See discussions above for explanations of variances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Oil sales	$145,058	$268,658	$(123,600)
Natural gas sales	27,034	48,504	(21,470)
NGL sales	11,205	12,805	(1,600)
Total oil, natural gas and NGL sales	183,297	329,967	(146,670)
Electricity sales	9,329	11,760	(2,431)
Gains (losses) on oil and natural gas derivatives	1,534	(1,207)	2,741
Marketing and other revenues	5,745	6,651	(906)
	199,905	347,171	(147,266)
Expenses:
Lease operating expenses	92,509	117,085	(24,576)
Electricity generation expenses	7,743	9,563	(1,820)
Transportation expenses	23,874	25,584	(1,710)
Marketing expenses	1,290	2,080	(790)
General and administrative expenses	49,920	58,289	(8,369)
Depreciation, depletion and amortization	100,029	136,031	(36,002)
Impairment of long-lived assets	1,030,588	272,000	758,588
Taxes, other than income taxes	24,308	45,528	(21,220)
(Gains) losses on sale of assets and other, net	233	(5,284)	5,517
	1,330,494	660,876	669,618
Other income and (expenses)	(36,314)	(37,913)	1,599
Reorganization items, net	49,086	—	49,086
Loss before income taxes	(1,117,817)	(351,618)	(766,199)
Income tax expense (benefit)	162	(61)	223
Net loss	$(1,117,979)	$(351,557)	$(766,422)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2016	2015	Variance
Average daily production:
Oil (MBbls/d)	24.7	31.4	(21)%
Natural gas (MMcf/d)	78.5	93.7	(16)%
NGL (MBbls/d)	3.9	2.5	56%
Total (MBOE/d)	41.6	49.5	(16)%

Weighted average prices: (1)
Oil (Bbl)	$32.32	$47.31	(32)%
Natural gas (Mcf)	$1.89	$2.86	(34)%
NGL (Bbl)	$15.94	$28.15	(43)%

Average NYMEX prices:
Oil (Bbl)	$39.52	$53.29	(26)%
Natural gas (MMBtu)	$2.02	$2.81	(28)%

Costs per BOE of production:
Lease operating expenses	$12.22	$13.07	(7)%
Transportation expenses	$3.15	$2.86	10%
General and administrative expenses	$6.59	$6.51	1%
Depreciation, depletion and amortization	$13.21	$15.18	(13)%
Taxes, other than income taxes	$3.21	$5.08	(37)%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $147 million or 44% to approximately $183 million for the six months ended June 30, 2016, from approximately $330 million for the six months ended June 30, 2015, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $67 million, $14 million and $9 million, respectively.
Average daily production volumes decreased to approximately 41.6 MBOE/d for the six months ended June 30, 2016, from 49.5 MBOE/d for the six months ended June 30, 2015. Lower oil and natural gas production volumes resulted in a decrease in revenues of approximately $56 million and $8 million, respectively. Higher NGL production volumes resulted in an increase in revenues of approximately $7 million.
The following table sets forth average daily production by operating area:

	Six Months Ended June 30,
	2016	2015	Variance
Average daily production (MBOE/d):
California	21.7	26.7	(5.0)	(19)%
Hugoton Basin	9.4	10.2	(0.8)	(8)%
Uinta Basin	5.9	9.0	(3.1)	(34)%
Piceance Basin	3.2	2.1	1.1	52%
East Texas	1.4	1.5	(0.1)	(7)%
	41.6	49.5	(7.9)	(16)%
The decreases in average daily production volumes primarily reflect lower production volumes as a result of reduced development capital spending throughout the Company’s various operating areas, as well as marginal well shut-ins, driven by continued low commodity prices. The decrease in average daily production volumes in California also reflects operational challenges in the Company’s Diatomite development program, where the Company is pursuing various remedies to address wells performance and has temporarily curtailed capital spending in this program. The decrease in average daily production volumes in the Uinta Basin operating area also reflects lower production volumes as a result of wells that are uneconomic to return to production. The increase in average daily production volumes in the Piceance Basin operating area primarily reflects development capital spending during 2015.
Electricity Sales
Electricity sales represent sales to utilities and decreased by approximately $3 million or 21% to approximately $9 million for the six months ended June 30, 2016, from approximately $12 million for the six months ended June 30, 2015, primarily due to decreases in the average sales price of electricity partially offset by an increase in electric power sold during the period.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $2 million for the six months ended June 30, 2016, compared to losses of approximately $1 million for the six months ended June 30, 2015, representing a variance of approximately $3 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts, and the comparison from period to period was impacted by the declining maturity schedule of the Company’s hedges. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize this capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues decreased by approximately $1 million or 14% to approximately $6 million for the six months ended June 30, 2016, from approximately $7 million for the six months ended June 30, 2015. The decrease was primarily due to lower marketing revenues principally due to a decrease in natural gas prices partially offset by higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $24 million or 21% to approximately $93 million for the six months ended June 30, 2016, from approximately $117 million for the six months ended June 30, 2015. The decrease was primarily due to cost savings initiatives and lower workover activities, as well as a decrease in steam costs caused by lower prices for natural gas used in steam generation and a decrease in steam injection volumes. Lease operating expenses per BOE also decreased to $12.22 per BOE for the six months ended June 30, 2016, from $13.07 per BOE for the six months ended June 30, 2015.
Electricity Generation Expenses
Electricity generation expenses decreased by approximately $2 million or 19% to approximately $8 million for the six months ended June 30, 2016, from approximately $10 million for the six months ended June 30, 2015, primarily due to a decrease in fuel gas cost partially offset by an increase in fuel gas volumes purchased.
Transportation Expenses
Transportation expenses decreased by approximately $2 million of 7% to approximately $24 million for the six months ended June 30, 2016, from approximately $26 million for the six months ended June 30, 2015. The decrease was primarily due to lower production volumes and reduced costs as a result of certain contracts terminated in the Chapter 11 proceedings.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses decreased by approximately $1 million or 38% to approximately $1 million for the six months ended June 30, 2016, from approximately $2 million for the six months ended June 30, 2015. The decrease was primarily due to a decrease in natural gas prices.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses decreased by approximately $8 million or 14% to approximately $50 million for the six months ended June 30, 2016, from approximately $58 million for the six months ended June 30, 2015. The decrease was primarily due to lower costs allocated to the Company by LOI, partially offset by higher professional services expenses principally related to the Company’s prepetition strategic alternatives activities. General and administrative expenses per BOE increased to $6.59 per BOE for the six months ended June 30, 2016, from $6.51 per BOE for the six months ended June 30, 2015.
Professional services expenses of approximately $7 million for the six months ended June 30, 2016, related to the Chapter 11 proceedings that were incurred since the Petition Date, have been recorded in “reorganization items, net” on the condensed statements of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $36 million or 26% to approximately $100 million for the six months ended June 30, 2016, from approximately $136 million for the six months ended June 30, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per BOE also decreased to $13.21 per BOE for the six months ended June 30, 2016, from $15.18 per BOE for the six months ended June 30, 2015.
Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved and unproved oil and natural gas properties:

	Six Months Ended June 30,
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
Taxes, Other Than Income Taxes

	Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)

Severance taxes	$662	$5,776	$(5,114)
Ad valorem taxes	17,272	28,272	(11,000)
California carbon allowances	6,286	11,468	(5,182)
Other	88	12	76
	$24,308	$45,528	$(21,220)
Taxes, other than income taxes decreased by approximately $21 million or 47% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of a reduced capital spending levels and a decrease in steam injection volumes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(36,304)	$(44,111)	$7,807
Gain on extinguishment of debt	—	6,831	(6,831)
Other, net	(10)	(633)	623
	$(36,314)	$(37,913)	$1,599
Other income and (expenses) decreased by approximately $2 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes for the period from May 12, 2016 through June 30, 2016, as a result of the Chapter 11 proceedings, and lower outstanding debt during the period. For the period from May 12, 2016, through June 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $7 million. In addition, for the six months ended June 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $7 million as a result of the repurchases of a portion of its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details.
Reorganization Items, Net
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
The following table summarizes the components of reorganization items included on the condensed statement of operations:

Six Months Ended June 30, 2016
(in thousands)

Legal and other professional advisory fees	$(7,059)
Unamortized premiums	10,923
Terminated contracts	45,109
Other	113
Reorganization items, net	$49,086
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. Limited liability companies are subject to Texas margin tax. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and recognition has not been given to federal and state income taxes for the operations of the Company. The Company recognized income tax expense of approximately $162,000 for the six months ended June 30, 2016, compared to an income tax benefit of approximately $61,000 for the six months ended June 30, 2015. The income tax expense was primarily due to an increase in state taxes for the six months ended June 30, 2016, compared to the same period in 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Loss
Net loss increased by approximately $766 million to approximately $1.1 billion for the six months ended June 30, 2016, from approximately $352 million for the six months ended June 30, 2015. The increase was primarily due to higher impairment charges and lower production revenues, partially offset by lower expenses and gains related to reorganization items. See discussions above for explanations of variances.
Liquidity and Capital Resources
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described under “Executive Overview” raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of the Company’s senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See above under “Executive Overview – Chapter 11 Proceedings” for a description of these and other developments.
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company and LINN Energy have undertaken a number of actions, including minimizing capital expenditures and further reducing their recurring operating expenses. Despite taking these actions, the Company did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.
The Company has utilized funds from debt offerings, borrowings under its Credit Facility, net cash provided by operating activities and funding from LINN Energy for capital resources and liquidity. Historically, the primary use of capital has been for the development of oil and natural gas properties. For the six months ended June 30, 2016, the Company’s total capital expenditures were approximately $15 million. LINN Energy continually evaluates the capital needs of the Company along with those of its other operating areas. LINN Energy establishes a capital plan each calendar year for all of its operations based on development opportunities and the expected cash flow from operations for that year. The capital plan may be revised during the year as a result of drilling outcomes or significant changes in cash flows. To the extent net cash provided by operating activities is higher or lower than currently anticipated, LINN Energy may adjust the Company’s capital plan accordingly or adjust borrowings under the Company’s Credit Facility, as needed. However, at June 30, 2016, there was no remaining available borrowing capacity under the Credit Facility.
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
Statements of Cash Flows
The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Net cash:
Provided by (used in) operating activities	$(18,023)	$98,399	$(116,422)
Provided by investing activities	33,601	5,244	28,357
Used in financing activities	(1,593)	(102,565)	100,972
Net increase in cash and cash equivalents	$13,985	$1,078	$12,907
Operating Activities
Cash used in operating activities for the six months ended June 30, 2016, was approximately $18 million, compared to cash provided by operating activities of approximately $98 million for the six months ended June 30, 2015. The decrease was primarily due to lower production related revenues principally due to lower commodity prices and lower production volumes, as well as lower cash settlements on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(19,959)	$(6,058)
Decrease in restricted cash	53,418	—
Proceeds from sale of properties and equipment and other	142	11,302
	$33,601	$5,244
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures increased primarily due to the Company funding its development operations, rather than LINN Energy spending on the Company’s behalf. For the six months ended June 30, 2015, LINN Energy spent approximately $123 million of capital expenditures in respect of Berry’s operations. In addition, during the second quarter of 2016, restricted cash decreased by $53 million as a result of the amendment to the Company’s Credit Facility and the Restructuring Support Agreement. See Note 2 for additional details.
Financing Activities
Cash used in financing activities of approximately $2 million for the six months ended June 30, 2016, was related to the repayment of a portion of the borrowings outstanding under the Credit Facility. Cash used in financing activities of approximately $103 million for the six months ended June 30, 2015, was primarily related to cash distributions to LINN Energy and repurchases of senior notes. In addition, in May 2015, LINN Energy made a capital contribution of $250 million to Berry which was deposited on Berry’s behalf and posted as restricted cash with Berry’s lenders in connection with the reduction in its borrowing base.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt
At June 30, 2016, the Company had approximately $898 million in total borrowings outstanding (including outstanding letters of credit) under the Credit Facility and there was no remaining availability. For additional information related to the Company’s outstanding debt, see Note 4.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. As a result of the commodity derivative cancellations during the second quarter of 2016, the Company had only one remaining commodity derivative counterparty at June 30, 2016. The Company does not receive collateral from its counterparties. The Company minimized the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2015 Annual Report on Form 10-K. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facility and the senior notes. See Note 4 for additional information about the Company’s debt instruments. There have been no significant changes to the Company’s contractual obligations since December 31, 2015.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include discussions about the Company’s and/or LINN Energy’s:

•	business strategy;

•	financial strategy;

•	ability to obtain additional funding from LINN Energy;

•	risks associated with the Chapter 11 process, including the Company’s inability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction;

•	inability to maintain relationships with suppliers, customers and other third parties as a result of the Chapter 11 filing;

•
failure to satisfy the Company’s short- or long-term liquidity needs, including its inability to generate sufficient cash flow from operations or to obtain adequate financing to fund its capital expenditures and meet working capital needs and its ability to continue as a going concern;

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The forward-looking statements related to the Plan involve known and unknown risks, uncertainties, assumptions and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by other forward-looking statements contained in this Quarterly Report on Form 10-Q, including but not limited to potential adverse effects related to the following: reorganization and related effects on the Company’s outstanding debt; potential effects of the industry downturn on the Company’s business, financial condition and results of operations; potential limitations on the Company’s ability to maintain contracts and other critical business relationships; requirements for adequate liquidity to fund the Company’s operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the reorganization and the Company’s indebtedness, including any defaults related thereto.
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
Historically, the Company has hedged a portion of its forecasted production to reduce exposure to fluctuations in oil and natural gas prices. The Company also, from time to time, has entered into derivative contracts for a portion of its natural gas consumption. The appropriate level of production to be hedged is an ongoing consideration based on a variety of factors, including among other things, current and future expected commodity market prices and the Company’s overall risk profile, including leverage and size and scale considerations. The Company does not enter into derivative contracts for trading purposes.
In May 2016, as a result of the Chapter 11 proceedings, the Company’s counterparties canceled (prior to the contract settlement dates) all of the Company’s derivative contracts (with the exception of a contract consisting of 1,840 MMMBtu of natural gas basis swaps for 2016) and the Company received net cash proceeds of approximately $2 million. The net cash proceeds received were used to make permanent repayments of a portion of the borrowings outstanding under the Credit Facility. In July 2016, the Company’s remaining derivative contract was canceled by the counterparty. The Company may enter into new derivative contracts during the pendency of the Chapter 11 proceedings to the extent: 1) they are permitted by order of the Bankruptcy Court, 2) acceptable agreements with counterparties can be reached and 3) the Company determines that it is appropriate to hedge given its analysis of the factors identified above.
As of June 30, 2016, the Company had 1,840 MMMBtu of natural gas basis swaps for 2016 and no derivative contracts for years subsequent to 2016. See Note 5 for details about the Company’s derivative instruments.
Interest Rate Risk
At June 30, 2016 the Company had debt outstanding under its Credit Facility of approximately $875 million which incurred interest at floating rates (see Note 4). A 1% increase in the respective market rate would result in an estimated $9 million increase in annual interest expense.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

At December 31, 2015, the Company had debt outstanding under its Credit Facility of approximately $873 million which incurred interest at floating rates. A 1% increase in the respective market rate would result in an estimated $9 million increase in annual interest expense.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for information about the Company’s entry into the Restructuring Support Agreement.
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
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with management’s expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees; and (v) the overall strength and stability of general economic conditions of the financial and oil and natural gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our business.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.
Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. There are no assurances that our current liquidity is

Item 1A.    Risk Factors - Continued

sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs.
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
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary for the success and growth of our business. In addition, the longer the Chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.
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

Item 1A.    Risk Factors - Continued

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
Prior to the Chapter 11 filing, we entered into the Restructuring Support Agreement with certain of our creditors. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through the Plan. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured claims or secured claims, subordinated or senior claims).
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
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect to continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings.
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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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
3.2
Amended and Restated Limited Liability Company Agreement of Berry Petroleum Company, LLC dated March 28, 2016 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2016)

10.1
Twelfth Amendment to Second Amended and Restated Credit Agreement, dated as of April 12, 2016, among Berry Petroleum Company, LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to Linn Energy, LLC’s Current Report on Form 8-K filed on April 15, 2016)

10.2
Restructuring Support Agreement, dated as of May 10, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on May 11, 2016)

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

BERRY PETROLEUM COMPANY, LLC
(Registrant)

Date: August 11, 2016	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: August 11, 2016	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)