Form 10-Q
period 2016-09-30
Berry Petroleum Company, LLC
filed 2016-11-10
CIK 778438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
600 Travis
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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,647	$1,023
Accounts receivable – trade, net	47,458	46,053
Derivative instruments	—	13,218
Other current assets	19,551	20,897
Total current assets	96,656	81,191

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	5,022,076	5,011,061
Less accumulated depletion and amortization	(2,755,015)	(1,596,165)
	2,267,061	3,414,896

Other property and equipment	120,317	111,495
Less accumulated depreciation	(18,659)	(12,522)
	101,658	98,973

Restricted cash	197,624	250,359
Other noncurrent assets	18,257	16,057
	215,881	266,416
Total noncurrent assets	2,584,600	3,780,285
Total assets	$2,681,256	$3,861,476

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,841	$125,748
Derivative instruments	1,694	2,241
Current portion of long-term debt	891,259	873,175
Other accrued liabilities	2,499	16,735
Total current liabilities	1,000,293	1,017,899

Long-term debt, net	—	845,368
Other noncurrent liabilities	174,423	212,050
Liabilities subject to compromise	936,798	—

Commitments and contingencies (Note 8)

Member’s equity:
Additional paid-in capital	2,798,713	2,798,713
Accumulated deficit	(2,228,971)	(1,012,554)
	569,742	1,786,159
Total liabilities and member’s equity	$2,681,256	$3,861,476
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$102,241	$140,252	$285,538	$470,219
Electricity sales	8,244	8,610	17,573	20,370
Gains on oil and natural gas derivatives	108	27,664	1,642	26,457
Marketing revenues	859	1,109	2,743	4,329
Other revenues	1,773	1,672	5,634	5,103
	113,225	179,307	313,130	526,478
Expenses:
Lease operating expenses	46,048	67,341	138,557	184,426
Electricity generation expenses	4,375	4,759	12,118	14,322
Transportation expenses	8,644	13,794	32,518	39,378
Marketing expenses	883	967	2,173	3,047
General and administrative expenses	15,393	21,564	65,313	79,853
Depreciation, depletion and amortization	39,951	63,057	139,980	199,088
Impairment of long-lived assets	—	510,631	1,030,588	782,631
Taxes, other than income taxes	(3,694)	14,520	20,614	60,048
(Gains) losses on sale of assets and other, net	(370)	2,633	(137)	(2,651)
	111,230	699,266	1,441,724	1,360,142
Other income and (expenses):
Interest expense, net of amounts capitalized	(12,415)	(21,484)	(48,719)	(65,595)
Gain on extinguishment of debt	—	4,378	—	11,209
Other, net	(69)	(90)	(79)	(723)
	(12,484)	(17,196)	(48,798)	(55,109)
Reorganization items, net	(87,915)	—	(38,829)	—
Loss before income taxes	(98,404)	(537,155)	(1,216,221)	(888,773)
Income tax expense (benefit)	34	3	196	(58)
Net loss	$(98,438)	$(537,158)	$(1,216,417)	$(888,715)
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED STATEMENT OF MEMBER’S EQUITY
(Unaudited)

	Additional Paid-In Capital	Accumulated Deficit	Total Member’s Equity
	(in thousands)

December 31, 2015	$2,798,713	$(1,012,554)	$1,786,159
Net loss	—	(1,216,417)	(1,216,417)
September 30, 2016	$2,798,713	$(2,228,971)	$569,742
The accompanying notes are an integral part of these condensed financial statements.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,216,417)	$(888,715)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	139,980	199,088
Impairment of long-lived assets	1,030,588	782,631
Gain on extinguishment of debt	—	(11,209)
Amortization and write-off of deferred financing fees	1,226	1,121
Gains on sale of assets and other, net	(874)	(1,521)
Deferred income taxes	71	(58)
Reorganization items, net	22,866	—
Derivatives activities:
Total (gains) losses	2,963	(29,355)
Cash settlements	8,007	48,054
Cash settlements on canceled derivatives	1,701	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(2,839)	43,709
(Increase) decrease in other assets	(3,175)	1,519
Increase (decrease) in accounts payable and accrued expenses	17,866	(15,171)
Increase (decrease) in other liabilities	1,306	(20,789)
Net cash provided by operating activities	3,269	109,304

Cash flow from investing activities:
Development of oil and natural gas properties	(16,168)	(3,076)
Purchases of other property and equipment	(10,366)	(12,760)
Settlement of advance to affiliate	—	129,217
Decrease in restricted cash	53,418	—
Proceeds from sale of properties and equipment and other	172	22,486
Net cash provided by investing activities	27,056	135,867

Cash flow from financing activities:
Repayments of debt	(1,701)	(55,418)
Financing fees and other, net	—	11
Capital contributions from affiliate	—	148,678
Distributions to affiliate	—	(57,223)
Net cash provided by (used in) financing activities	(1,701)	36,048

Net increase in cash and cash equivalents	28,624	281,219
Cash and cash equivalents:
Beginning	1,023	1,586
Ending	$29,647	$282,805
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
The condensed financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed balance sheet at September 30, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
The accompanying condensed financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the condensed financial statements do not purport to show: (i) the realizable value of assets on a

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on member’s equity accounts of any changes that may be made to the Company’s capitalization; or (iv) the effect on operations of any changes that may be made to the Company’s business. While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected on its condensed financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications on the Company’s historical condensed financial statements.
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
Bank RSA
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Bank RSA”) with certain holders (“Consenting Bank Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) and (ii) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”).
The Bank RSA sets forth, subject to certain conditions, the commitment of the Consenting Bank Creditors to support a comprehensive restructuring of the Debtors’ long-term debt. The restructuring transactions contemplated by the Bank RSA will be effectuated through one or more plans of reorganization (“Plan”) filed in the Chapter 11 proceedings.
The Bank RSA provides that the Consenting Bank Creditors will support the use of Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Bank RSA obligates the Debtors and the Consenting Bank Creditors to, among other things, support and not interfere with consummation of the restructuring transactions contemplated by the Bank RSA and, as to the Consenting Bank Creditors, vote their claims in favor of the Plan. The Bank RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the Bank RSA. The Bank RSA is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the restructuring transactions contemplated by the Bank RSA will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims are required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which was September 16, 2016, for general claims and November 7, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.

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
The following table summarizes the components of liabilities subject to compromise included on the condensed balance sheet:

September 30, 2016
(in thousands)

Accounts payable and accrued expenses	$87,760
Accrued interest payable	15,238
Debt	833,800
Liabilities subject to compromise	$936,798
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
The following table summarizes the components of reorganization items included on the condensed statements of operations:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)

Legal and other professional advisory fees	$(8,890)	$(15,949)
Unamortized premiums	—	10,923
Terminated contracts	(79,834)	(34,725)
Other	809	922
Reorganization items, net	$(87,915)	$(38,829)
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
Effect of Filing on Creditors
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Company did not record interest expense on its senior notes for the three months ended September 30, 2016, or for the period from May 12, 2016, through September 30, 2016. For those periods, unrecorded contractual interest was approximately $14 million and $21 million, respectively.
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
On October 21, 2016, the Debtors filed a proposed Plan with the Bankruptcy Court.
Ability to Continue as a Going Concern
Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Company’s ability to access the capital markets. In addition, the Company’s Credit Facility is subject to scheduled redeterminations of its borrowing base, semi-annually, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs were expected to adversely impact upcoming redeterminations and have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes.

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
Covenant Violations
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 4 for additional details about the Company’s debt.
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
On April 12, 2016, the Company entered into an amendment to the Credit Facility. The amendment provided for, among other things, an agreement that (i) certain events would not become defaults or events of default until May 11, 2016, (ii) the borrowing base would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales, (iii) the Company would have access to $45 million in cash that was previously restricted in order to fund ordinary course operations and (iv) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company.
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
The Company failed to make interest payments due on its senior notes subsequent to April 14, 2016.

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
Note 3 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2016	December 31, 2015
	(in thousands)
Oil and natural gas:
Proved properties	$4,248,546	$4,231,836
Unproved properties	773,530	779,225
	5,022,076	5,011,061
Less accumulated depletion and amortization	(2,755,015)	(1,596,165)
	$2,267,061	$3,414,896
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
Based on the analysis described above, the Company recorded the following noncash impairment charges (before and after tax) associated with proved oil and natural gas properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

California operating area	$—	$330,311	$984,288	$537,511
Uinta Basin operating area	—	111,339	26,677	111,339
East Texas operating area	—	13,637	6,387	78,437
Piceance Basin operating area	—	55,344	—	55,344
	$—	$510,631	$1,017,352	$782,631
The Company recorded no impairment charges for proved properties for the three months ended September 30, 2016. The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices and the Company’s estimates of proved reserves. The carrying values of the impaired proved properties were reduced to fair value,

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed statements of operations.
Impairment of Unproved Properties
The Company evaluates the impairment of its unproved oil and natural gas properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of unproved properties are reduced to fair value based on management’s experience in similar situations and other factors such as the lease terms of the properties and the relative proportion of such properties on which proved reserves have been found in the past. For the nine months ended September 30, 2016, the Company recorded noncash impairment charges (before and after tax) of approximately $13 million associated with unproved oil and natural gas properties in California. The Company recorded no impairment charges for unproved properties for the three months ended September 30, 2016, or the nine months ended September 30, 2015.
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

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 4 – Debt
The following summarizes the Company’s outstanding debt:

	September 30, 2016	December 31, 2015
	(in thousands, except percentages)

Credit facility (1)	$891,259	$873,175
6.75% senior notes due November 2020	261,100	261,100
6.375% senior notes due September 2022	572,700	572,700
Net unamortized premiums (2)	—	11,568
Total debt, net	1,725,059	1,718,543
Less current portion (3)	(891,259)	(873,175)
Less liabilities subject to compromise (4)	(833,800)	—
Long-term debt, net	$—	$845,368

(1)	Variable interest rates of 5.25% and 3.17% at September 30, 2016, and December 31, 2015, respectively.

(2)	Approximately $11 million in premiums were written off to reorganization items in connection with the filing of the Bankruptcy Petitions.

(3)	Due to existing and anticipated covenant violations, the Company’s credit facility was classified as current at September 30, 2016, and December 31, 2015.

(4)	The Company’s senior notes were classified as liabilities subject to compromise at September 30, 2016.
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

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Senior notes, net	$833,800	$455,463	$845,368	$200,249
Credit Facility
The Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) provides for a senior secured revolving credit facility, subject to the then-effective borrowing base. The maturity date is April 2019. At September 30, 2016, the Company had approximately $898 million in total borrowings outstanding (including outstanding letters of credit) under the Credit Facility and there was no remaining availability.
See Note 2 for details of the amendment to the Credit Facility entered into on April 12, 2016.
Redetermination of the borrowing base under the Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually. The lenders under the Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016.

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
At the Company’s election, interest on borrowings under the Credit Facility is determined by reference to either the LIBOR plus an applicable margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowings under the Credit Facility) or a Base Rate (as defined in the Credit Facility) plus an applicable margin between 0.75% and 1.75% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable monthly for loans bearing interest based on the Base Rate and at the end of the applicable interest period for loans bearing interest at the LIBOR. The Company is required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the maximum commitment amount of the lenders.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facility. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default. The automatic stay under the Bankruptcy Code does not apply to letters of credit issued under the prepetition Credit Facility and third parties may draw on their letters of credit if the terms of a particular letter of credit so provide. During the three months and nine months ended September 30, 2016, approximately $16 million and $20 million, respectively, in letters of credit draws were made from the Credit Facility.
Repurchases of Senior Notes
The Company made no repurchases of its senior notes during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company repurchased, on the open market and through a privately negotiated transaction, approximately $65 million of its outstanding senior notes including approximately $39 million of its 6.75% senior notes due November 2020 and approximately $26 million of its 6.375% senior notes due September 2022. In connection with the repurchases, the Company paid approximately $55 million in cash and recorded a gain on extinguishment of debt of approximately $11 million for the nine months ended September 30, 2015.
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
In addition, any cash generated by the Company is currently being used by the Company to fund its activities.  Historically, to the extent that the Company generated cash in excess of its needs and determined to distribute such amounts to LINN Energy, the indentures governing the Company’s senior notes limited the amount it could distribute to LINN Energy to the amount available under a “restricted payments basket,” and the Company could not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Company’s indentures.  During the pendency of the bankruptcy proceedings, the Company will not distribute cash to LINN Energy using the restricted payments basket.
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
Covenant Violations
The Company’s filing of the Bankruptcy Petitions described in Note 2 constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.
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
The Company did not enter into any commodity derivative contracts during the nine months ended September 30, 2016, and as of September 30, 2016, the Company had no outstanding derivative contracts.
In May 2016 and July 2016, as a result of the Chapter 11 proceedings, the Company’s counterparties canceled (prior to the contract settlement dates) all of the Company’s then-outstanding derivative contracts and the Company received net cash proceeds of approximately $2 million. The net cash proceeds received were used to make permanent repayments of a portion of the borrowings outstanding under the Credit Facility.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed balance sheets. The following table summarizes the fair value of derivatives outstanding on a gross basis:

December 31, 2015
(in thousands)
Assets:
Commodity derivatives	$13,807
Liabilities:
Commodity derivatives	$2,830
Gains (Losses) on Derivatives
A summary of gains and losses on the derivatives included on the condensed statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Gains on oil and natural gas derivatives	$108	$27,664	$1,642	$26,457
Lease operating expenses (1)	(200)	(162)	(4,605)	2,898
Total gains (losses) on oil and natural gas derivatives	$(92)	$27,502	$(2,963)	$29,355

(1)	Consists of gains and (losses) on derivatives entered into in March 2015 to hedge exposure to differentials in consuming areas.
For the three months and nine months ended September 30, 2016, the Company received net cash settlements of approximately $93,000 and $10 million, respectively. For the three months and nine months ended September 30, 2015, the Company received net cash settlements of approximately $15 million and $48 million, respectively.
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
The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2015	$137,563
Liabilities added from drilling	100
Current year accretion expense	5,562
Settlements	(3,409)
Revision of estimates	1,545
Asset retirement obligations at September 30, 2016	$141,361
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
During the nine months ended September 30, 2016, and September 30, 2015, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Bank RSA. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See Note 2 for additional information.
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

	September 30, 2016	December 31, 2015
	(in thousands)

California carbon allowance inventories	$6,096	$7,073
Oil inventories	3,393	3,446
Deferred financing fees	6,237	8,108
Prepaid expenses and other	3,825	2,270
	$19,551	$20,897

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed statements of cash flows are presented below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Cash payments for interest, net of amounts capitalized	$46,034	$70,853
Cash payments for income taxes	$347	$—
Cash payments for reorganization items, net	$3,138	$—

Noncash investing activities:
Accrued capital expenditures	$1,975	$20,959
For the nine months ended September 30, 2015, LINN Energy spent approximately $165 million of capital expenditures in respect of Berry’s operations. Berry recorded the $165 million to oil and natural gas properties with an offset to the advance due from LINN Energy. On September 30, 2015, LINN Energy repaid in full the remaining advance of approximately $129 million.
At September 30, 2016, and December 31, 2015, “restricted cash” on the condensed balance sheets includes approximately $197 million and $250 million, respectively, related to the $250 million that LINN Energy contributed to Berry in May 2015 to post with Berry’s lenders in connection with the reduction in the Credit Facility’s borrowing base, as well as associated interest income.
During the three months and nine months ended September 30, 2016, approximately $16 million and $20 million, respectively, in letters of credit draws were made from the Credit Facility as requested by certain vendors owed prepetition amounts from the Company.
Note 11 – Related Party Transactions
LINN Energy
The Company has no employees. The employees of Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, provide services and support to the Company in accordance with an agency agreement and power of attorney between the Company and LOI. For the three months and nine months ended September 30, 2016, the Company incurred management fee expenses of approximately $14 million and $56 million, respectively, for services provided by LOI. For the three months and nine months ended September 30, 2015, the Company incurred management fee expenses of approximately $20 million and $73 million, respectively, for services provided by LOI. The Company also had affiliated accounts payable due to LINN Energy of approximately $36 million and $9 million at September 30, 2016, and December 31, 2015, respectively, included in “accounts payable and accrued expenses” on the condensed balance sheets.
The Company made no cash distributions to LINN Energy during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company made cash distributions of approximately $57 million to LINN Energy.
For the nine months ended September 30, 2015, LINN Energy spent approximately $165 million of capital expenditures in respect of Berry’s operations. Berry recorded the $165 million to oil and natural gas properties with an offset to the advance due from LINN Energy. On September 30, 2015, LINN Energy repaid in full the remaining advance of approximately $129 million.
During the nine months ended September 30, 2015, Linn Energy made capital contributions of approximately $399 million to Berry, including $250 million which was deposited on Berry’s behalf and posted as restricted cash with Berry’s lenders in connection with the reduction in its borrowing base.

BERRY PETROLEUM COMPANY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Other
One of LINN Energy’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. The Company incurred no significant expenditures related to services rendered by Superior and its subsidiaries for the three months or nine months ended September 30, 2016. For the three months and nine months ended September 30, 2015, the Company incurred expenditures of approximately $24,000 and $342,000, respectively, related to services rendered by Superior and its subsidiaries.

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
The Company has five operating areas in the United States (“U.S.”): California, Hugoton Basin, Uinta Basin, Piceance Basin and East Texas.
Results for the three months ended September 30, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $102 million compared to $140 million for the three months ended September 30, 2015;

•	average daily production of approximately 39.0 MBOE/d compared to 48.3 MBOE/d for the three months ended September 30, 2015;

•	net loss of approximately $98 million compared to $537 million for the three months ended September 30, 2015;

•	capital expenditures of approximately $4 million compared to $34 million for the three months ended September 30, 2015; and

•	no wells drilled compared to 19 wells drilled (all successful) for the three months ended September 30, 2015.
Results for the nine months ended September 30, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $286 million compared to $470 million for the nine months ended September 30, 2015;

•	average daily production of approximately 40.7 MBOE/d compared to 49.1 MBOE/d for the nine months ended September 30, 2015;

•	net loss of approximately $1.2 billion compared to $889 million for the nine months ended September 30, 2015;

•	net cash provided by operating activities of approximately $3 million compared to $109 million for the nine months ended September 30, 2015;

•	capital expenditures of approximately $18 million compared to $135 million for the nine months ended September 30, 2015; and

•	16 wells drilled (all successful) compared to 119 wells drilled (all successful) for the nine months ended September 30, 2015.

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
The condensed financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed balance sheet at September 30, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
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
Bank RSA
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Bank RSA”) with certain holders (“Consenting Bank Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Second Amended and Restated Credit Agreement (“Credit Facility”) and (ii) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”).
The Bank RSA sets forth, subject to certain conditions, the commitment of the Consenting Bank Creditors to support a comprehensive restructuring of the Debtors’ long-term debt. The restructuring transactions contemplated by the Bank RSA will be effectuated through one or more plans of reorganization (“Plan”) filed in the Chapter 11 proceedings. On October 21, 2016, the Debtors filed a proposed Plan with the Bankruptcy Court. See “Process for Plan of Reorganization” below for certain principal terms of the proposed Plan.
The Bank RSA provides that the Consenting Bank Creditors will support the use of Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Bank RSA obligates the Debtors and the Consenting Bank Creditors to, among other things, support and not interfere with consummation of the restructuring transactions contemplated by the Bank RSA and, as to the Consenting Bank Creditors, vote their claims in favor of the Plan. The Bank RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the Bank RSA. The Bank RSA is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the restructuring transactions contemplated by the Bank RSA will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims are required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which was September 16, 2016, for general claims and November 7, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.

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
Effect of Filing on Creditors
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Company did not record interest expense on its senior notes for the three months ended September 30, 2016, or for the period from May 12, 2016, through September 30, 2016. For those periods, unrecorded contractual interest was approximately $14 million and $21 million, respectively.
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
On October 21, 2016, the Debtors filed a proposed Plan with the Bankruptcy Court. Certain principal terms of the proposed Plan, as filed on October 21, 2016, with respect to the Company include:

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•
The holders of claims under the Berry Credit Facility will receive a full recovery consisting of one or more of the following: (i) a to-be-determined exit financing facility; (ii) a to-be-determined cash paydown; (iii) a to-be-determined percentage of new common stock or limited liability company interests (“New Berry Common Stock”) in the reorganized Company or its successor in interest (“New Berry”) up to the value of the collateral securing the Berry Credit Facility claims; and (iv) proceeds of any asset sales solely to the extent such assets are the collateral securing the Berry Credit Facility claims.

•
The holders of the Company’s unsecured notes (the “Berry Unsecured Notes”) will receive one or more of the following: (i) New Berry Common Stock; (ii) rights to purchase New Berry Common Stock or other security in New Berry; and (iii) proceeds of any asset sales, after accounting for proceeds required to satisfy the Berry Credit Facility claims.

•
The holders of unsecured claims against the Company other than the Berry Unsecured Notes will receive one or more of the following: (i) New Berry Common Stock; (ii) rights to purchase New Berry Common Stock or other security in New Berry; and (iii) proceeds of any asset sales, after accounting for proceeds required to satisfy the Berry Credit Facility claims.

•
The Company will settle all intercompany claims against the LINN Debtors pursuant to a settlement to be approved as part of the Plan, which settlement provides that the Company will have a $25 million general unsecured claim against LINN Energy.

•	The governance terms of New Berry, as well as the terms of any employee incentive plan, are to be determined. New Berry will be a standalone company, separate from LINN Energy and the LINN Debtors.

•	All existing equity interests of the Company and Linn Acquisition Company, LLC will be extinguished without recovery.
There can be no assurance at this time that the Debtors will be able to successfully confirm and consummate the Plan.
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
Ability to Continue as a Going Concern
Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Company’s ability to access the capital markets. In addition, the Company’s Credit Facility is subject to scheduled redeterminations of its borrowing base, semi-annually, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs were expected to adversely impact upcoming redeterminations and have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes.
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
Covenant Violations
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 4 for additional details about the Company’s debt.
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
On April 12, 2016, the Company entered into an amendment to the Credit Facility. The amendment provided for, among other things, an agreement that (i) certain events would not become defaults or events of default until May 11, 2016, (ii) the borrowing base would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales, (iii) the Company would have access to $45 million in cash that was previously restricted in order to fund ordinary course operations and (iv) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company.
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
The Company failed to make interest payments due on its senior notes subsequent to April 14, 2016.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Commodity Derivatives
In May 2016 and July 2016, as a result of the Chapter 11 proceedings, the Company’s counterparties canceled (prior to the contract settlement dates) all of the Company’s then-outstanding derivative contracts and the Company received net cash proceeds of approximately $2 million. The net cash proceeds received were used to make permanent repayments of a portion of the borrowings outstanding under the Credit Facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Oil sales	$77,725	$113,155	$(35,430)
Natural gas sales	19,351	23,190	(3,839)
NGL sales	5,165	3,907	1,258
Total oil, natural gas and NGL sales	102,241	140,252	(38,011)
Electricity sales	8,244	8,610	(366)
Gains on oil and natural gas derivatives	108	27,664	(27,556)
Marketing and other revenues	2,632	2,781	(149)
	113,225	179,307	(66,082)
Expenses:
Lease operating expenses	46,048	67,341	(21,293)
Electricity generation expenses	4,375	4,759	(384)
Transportation expenses	8,644	13,794	(5,150)
Marketing expenses	883	967	(84)
General and administrative expenses	15,393	21,564	(6,171)
Depreciation, depletion and amortization	39,951	63,057	(23,106)
Impairment of long-lived assets	—	510,631	(510,631)
Taxes, other than income taxes	(3,694)	14,520	(18,214)
(Gains) losses on sale of assets and other, net	(370)	2,633	(3,003)
	111,230	699,266	(588,036)
Other income and (expenses)	(12,484)	(17,196)	4,712
Reorganization items, net	(87,915)	—	(87,915)
Loss before income taxes	(98,404)	(537,155)	438,751
Income tax expense	34	3	31
Net loss	$(98,438)	$(537,158)	$438,720

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
	2016	2015	Variance
Average daily production:
Oil (MBbls/d)	22.4	29.8	(25)%
Natural gas (MMcf/d)	78.9	93.8	(16)%
NGL (MBbls/d)	3.4	2.9	17%
Total (MBOE/d)	39.0	48.3	(19)%

Weighted average prices: (1)
Oil (Bbl)	$37.65	$41.32	(9)%
Natural gas (Mcf)	$2.67	$2.69	(1)%
NGL (Bbl)	$16.38	$14.43	14%

Average NYMEX prices:
Oil (Bbl)	$44.94	$46.43	(3)%
Natural gas (MMBtu)	$2.81	$2.77	1%

Costs per BOE of production:
Lease operating expenses	$12.83	$15.14	(15)%
Transportation expenses	$2.41	$3.10	(22)%
General and administrative expenses	$4.29	$4.85	(12)%
Depreciation, depletion and amortization	$11.13	$14.18	(22)%
Taxes, other than income taxes	$(1.03)	$3.26	(132)%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $38 million or 27% to approximately $102 million for the three months ended September 30, 2016, from approximately $140 million for the three months ended September 30, 2015, due to lower oil and natural gas prices and lower production volumes, partially offset by higher NGL prices. Lower oil and natural gas prices resulted in a decrease in revenues of approximately $8 million and $150,000, respectively. Higher NGL prices resulted in an increase in revenues of approximately $1 million.
Average daily production volumes decreased to approximately 39.0 MBOE/d for the three months ended September 30, 2016, from 48.3 MBOE/d for the three months ended September 30, 2015. Lower oil and natural gas production volumes resulted in a decrease in revenues of approximately $28 million and $4 million, respectively. Higher NGL production volumes resulted in an increase in revenues of approximately $1 million.
The following table sets forth average daily production by operating area:

	Three Months Ended September 30,
	2016	2015	Variance
Average daily production (MBOE/d):
California	19.4	25.5	(6.1)	(24)%
Hugoton Basin	9.6	9.5	0.1	1%
Uinta Basin	6.0	7.9	(1.9)	(24)%
Piceance Basin	2.7	3.8	(1.1)	(29)%
East Texas	1.3	1.6	(0.3)	(19)%
	39.0	48.3	(9.3)	(19)%
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
Electricity Sales
Electricity sales represent sales to utilities and decreased by approximately $1 million or 4% to approximately $8 million for the three months ended September 30, 2016, from approximately $9 million for the three months ended September 30, 2015, primarily due to decreases in the average sales price of electricity and electric power sold during the period.
Gains on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $108,000 and $28 million for the three months ended September 30, 2016, and September 30, 2015, respectively, representing a decrease of approximately $28 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
See above under “Executive Overview” for details about the Company’s commodity derivatives cancellations in 2016.
Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize this capacity. To optimize its remaining capacity,

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

the Company utilizes asset management agreements and various other marketing arrangements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues remained consistent at approximately $3 million for both the three months ended September 30, 2016, and September 30, 2015.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $21 million or 32% to approximately $46 million for the three months ended September 30, 2016, from approximately $67 million for the three months ended September 30, 2015. The decrease was primarily due to cost savings initiatives and lower workover activities, as well as a decrease in steam costs caused by a decrease in steam injection volumes. Lease operating expenses per BOE also decreased to $12.83 per BOE for the three months ended September 30, 2016, from $15.14 per BOE for the three months ended September 30, 2015.
Electricity Generation Expenses
Electricity generation expenses decreased by approximately $1 million or 8% to approximately $4 million for the three months ended September 30, 2016, from approximately $5 million for the three months ended September 30, 2015, primarily due to decreases in fuel gas cost and fuel gas volumes purchased.
Transportation Expenses
Transportation expenses decreased by approximately $5 million or 37% to approximately $9 million for the three months ended September 30, 2016, from approximately $14 million for the three months ended September 30, 2015. The decrease was primarily due to reduced costs as a result of certain contracts terminated in the Chapter 11 proceedings and lower production volumes.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses remained consistent at approximately $1 million for both the three months ended September 30, 2016, and September 30, 2015.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses decreased by approximately $7 million or 29% to approximately $15 million for the three months ended September 30, 2016, from approximately $22 million for the three months ended September 30, 2015. The decrease was primarily due to lower costs allocated to the Company by Linn Operating, Inc. (“LOI”), a subsidiary of LINN Energy, principally as a result of reduced salaries and benefits related expenses at LOI. General and administrative expenses per BOE decreased to $4.29 per BOE for the three months ended September 30, 2016, from $4.85 per BOE for the three months ended September 30, 2015.
Professional services expenses of approximately $9 million for the three months ended September 30, 2016, related to the Chapter 11 proceedings that were incurred since the Petition Date, have been recorded in “reorganization items, net” on the condensed statement of operations.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $23 million or 37% to approximately $40 million for the three months ended September 30, 2016, from approximately $63 million for the three months ended September 30, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per BOE also decreased to $11.13 per BOE for the three months ended September 30, 2016, from $14.18 per BOE for the three months ended September 30, 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved oil and natural gas properties:

Three Months Ended September 30, 2015

California operating area	$330,311
Unita Basin operating area	111,339
Piceance Basin operating area	55,344
East Texas operating area	13,637
$510,631
The Company recorded no impairment charges for the three months ended September 30, 2016. The impairment charges for the three months ended September 30, 2015, were due to a decline in commodity prices.
Taxes, Other Than Income Taxes

	Three Months Ended September 30,
	2016	2015	Variance
	(in thousands)

Severance taxes	$3,489	$(809)	$4,298
Ad valorem taxes	(10,244)	9,966	(20,210)
California carbon allowances	3,017	5,366	(2,349)
Other	44	(3)	47
	$(3,694)	$14,520	$(18,214)
Taxes, other than income taxes decreased by approximately $18 million or 125% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Severance taxes, which are a function of revenues generated from production, increased primarily due to reduced incentives on certain wells in the Uinta Basin operating area for the three months ended September 30, 2016, compared to the same period in 2015. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of reduced capital spending levels and a decrease in steam injection volumes.
Other Income and (Expenses)

	Three Months Ended September 30,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(12,415)	$(21,484)	$9,069
Gain on extinguishment of debt	—	4,378	(4,378)
Other, net	(69)	(90)	21
	$(12,484)	$(17,196)	$4,712

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other income and (expenses) decreased by approximately $5 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes as a result of the Chapter 11 proceedings and lower outstanding debt during the period. For the three months ended September 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $14 million. In addition, for the three months ended September 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $4 million as a result of the repurchases of a portion of its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details.
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
The following table summarizes the components of reorganization items included on the condensed statement of operations:

Three Months Ended September 30, 2016
(in thousands)

Legal and other professional advisory fees	$(8,890)
Terminated contracts	(79,834)
Other	809
Reorganization items, net	$(87,915)
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. Limited liability companies are subject to Texas margin tax. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and recognition has not been given to federal and state income taxes for the operations of the Company. The Company recognized income tax expense of approximately $34,000 and $3,000 for the three months ended September 30, 2016, and September 30, 2015, respectively. The increase was primarily due to an increase in state taxes for the three months ended September 30, 2016, compared to the same period in 2015.
Net Loss
Net loss decreased by approximately $439 million or 82% to approximately $98 million for the three months ended September 30, 2016, from approximately $537 million for the three months ended September 30, 2015. The decrease was primarily due to lower impairment charges and lower other expenses, including interest, partially offset by losses related to reorganization items, lower gains on oil and natural gas derivatives and lower production revenues. See discussions above for explanations of variances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Oil sales	$222,783	$381,813	$(159,030)
Natural gas sales	46,385	71,694	(25,309)
NGL sales	16,370	16,712	(342)
Total oil, natural gas and NGL sales	285,538	470,219	(184,681)
Electricity sales	17,573	20,370	(2,797)
Gains on oil and natural gas derivatives	1,642	26,457	(24,815)
Marketing and other revenues	8,377	9,432	(1,055)
	313,130	526,478	(213,348)
Expenses:
Lease operating expenses	138,557	184,426	(45,869)
Electricity generation expenses	12,118	14,322	(2,204)
Transportation expenses	32,518	39,378	(6,860)
Marketing expenses	2,173	3,047	(874)
General and administrative expenses	65,313	79,853	(14,540)
Depreciation, depletion and amortization	139,980	199,088	(59,108)
Impairment of long-lived assets	1,030,588	782,631	247,957
Taxes, other than income taxes	20,614	60,048	(39,434)
Gains on sale of assets and other, net	(137)	(2,651)	2,514
	1,441,724	1,360,142	81,582
Other income and (expenses)	(48,798)	(55,109)	6,311
Reorganization items, net	(38,829)	—	(38,829)
Loss before income taxes	(1,216,221)	(888,773)	(327,448)
Income tax expense (benefit)	196	(58)	254
Net loss	$(1,216,417)	$(888,715)	$(327,702)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Nine Months Ended September 30,
	2016	2015	Variance
Average daily production:
Oil (MBbls/d)	23.9	30.8	(22)%
Natural gas (MMcf/d)	78.6	93.7	(16)%
NGL (MBbls/d)	3.7	2.7	37%
Total (MBOE/d)	40.7	49.1	(17)%

Weighted average prices: (1)
Oil (Bbl)	$34.00	$45.36	(25)%
Natural gas (Mcf)	$2.15	$2.80	(23)%
NGL (Bbl)	$16.08	$23.03	(30)%

Average NYMEX prices:
Oil (Bbl)	$41.33	$51.00	(19)%
Natural gas (MMBtu)	$2.29	$2.80	(18)%

Costs per BOE of production:
Lease operating expenses	$12.42	$13.76	(10)%
Transportation expenses	$2.91	$2.94	(1)%
General and administrative expenses	$5.85	$5.96	(2)%
Depreciation, depletion and amortization	$12.54	$14.85	(16)%
Taxes, other than income taxes	$1.85	$4.48	(59)%

(1)	Does not include the effect of gains (losses) on derivatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $184 million or 39% to approximately $286 million for the nine months ended September 30, 2016, from approximately $470 million for the nine months ended September 30, 2015, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $74 million, $14 million and $7 million, respectively.
Average daily production volumes decreased to approximately 40.7 MBOE/d for the nine months ended September 30, 2016, from 49.1 MBOE/d for the nine months ended September 30, 2015. Lower oil and natural gas production volumes resulted in a decrease in revenues of approximately $85 million and $11 million, respectively. Higher NGL production volumes resulted in an increase in revenues of approximately $7 million.
The following table sets forth average daily production by operating area:

	Nine Months Ended September 30,
	2016	2015	Variance
Average daily production (MBOE/d):
California	21.0	26.3	(5.3)	(20)%
Hugoton Basin	9.5	9.9	(0.4)	(4)%
Uinta Basin	5.9	8.6	(2.7)	(31)%
Piceance Basin	3.0	2.7	0.3	11%
East Texas	1.3	1.6	(0.3)	(19)%
	40.7	49.1	(8.4)	(17)%
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
Electricity Sales
Electricity sales represent sales to utilities and decreased by approximately $2 million or 14% to approximately $18 million for the nine months ended September 30, 2016, from approximately $20 million for the nine months ended September 30, 2015, primarily due to decreases in the average sales price of electricity partially offset by an increase in electric power sold during the period.
Gains on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $2 million and $26 million for the nine months ended September 30, 2016, and September 30, 2015, respectively, representing a decrease of approximately $24 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts, and the comparison from period to period was impacted by the declining maturity schedule of the Company’s hedges. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
See above under “Executive Overview” for details about the Company’s commodity derivatives cancellations in 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues
Marketing revenues primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize this capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Sales of third-party natural gas are recorded as marketing revenues. Marketing and other revenues decreased by approximately $1 million or 11% to approximately $8 million for the nine months ended September 30, 2016, from approximately $9 million for the nine months ended September 30, 2015. The decrease was primarily due to lower marketing revenues principally due to a decrease in natural gas prices partially offset by higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $45 million or 25% to approximately $139 million for the nine months ended September 30, 2016, from approximately $184 million for the nine months ended September 30, 2015. The decrease was primarily due to cost savings initiatives and lower workover activities, as well as a decrease in steam costs caused by lower prices for natural gas used in steam generation and a decrease in steam injection volumes. Lease operating expenses per BOE also decreased to $12.42 per BOE for the nine months ended September 30, 2016, from $13.76 per BOE for the nine months ended September 30, 2015.
Electricity Generation Expenses
Electricity generation expenses decreased by approximately $2 million or 15% to approximately $12 million for the nine months ended September 30, 2016, from approximately $14 million for the nine months ended September 30, 2015, primarily due to a decrease in fuel gas cost partially offset by an increase in fuel gas volumes purchased.
Transportation Expenses
Transportation expenses decreased by approximately $6 million or 17% to approximately $33 million for the nine months ended September 30, 2016, from approximately $39 million for the nine months ended September 30, 2015. The decrease was primarily due to reduced costs as a result of certain contracts terminated in the Chapter 11 proceedings and lower production volumes.
Marketing Expenses
Marketing expenses primarily represent third-party activities associated with the Company’s long-term firm transportation contracts. The Company’s current production is insufficient to fully utilize its capacity. To optimize its remaining capacity, the Company utilizes asset management agreements and various other marketing arrangements. Purchases of third-party natural gas are recorded as marketing expenses. Marketing expenses decreased by approximately $1 million or 29% to approximately $2 million for the nine months ended September 30, 2016, from approximately $3 million for the nine months ended September 30, 2015. The decrease was primarily due to a decrease in natural gas prices.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations. General and administrative expenses decreased by approximately $15 million or 18% to approximately $65 million for the nine months ended September 30, 2016, from approximately $80 million for the nine months ended September 30, 2015. The decrease was primarily due to lower costs allocated to the Company by LOI, principally as a result of reduced salaries and benefits related expenses at LOI, partially offset by higher professional services expenses principally related to the Company’s prepetition strategic alternatives activities. General and administrative expenses per BOE also decreased to $5.85 per BOE for the nine months ended September 30, 2016, from $5.96 per BOE for the nine months ended September 30, 2015.
Professional services expenses of approximately $16 million for the nine months ended September 30, 2016, related to the Chapter 11 proceedings that were incurred since the Petition Date, have been recorded in “reorganization items, net” on the condensed statement of operations.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $59 million or 30% to approximately $140 million for the nine months ended September 30, 2016, from approximately $199 million for the nine months ended September 30, 2015. The

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per BOE also decreased to $12.54 per BOE for the nine months ended September 30, 2016, from $14.85 per BOE for the nine months ended September 30, 2015.
Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved and unproved oil and natural gas properties:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

California operating area	$984,288	$537,511
Uinta Basin operating area	26,677	111,339
East Texas operating area	6,387	78,437
Piceance Basin operating area	—	55,344
Proved oil and natural gas properties	1,017,352	782,631
California operating area unproved oil and natural gas properties	13,236	—
Impairment of long-lived assets	$1,030,588	$782,631
The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices and the Company’s estimates of proved reserves.
Taxes, Other Than Income Taxes

	Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)

Severance taxes	$4,151	$4,967	$(816)
Ad valorem taxes	7,028	38,238	(31,210)
California carbon allowances	9,303	16,834	(7,531)
Other	132	9	123
	$20,614	$60,048	$(39,434)
Taxes, other than income taxes decreased by approximately $39 million or 66% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes, partially offset by reduced incentives on certain wells in the Uinta Basin operating area for the nine months ended September 30, 2016, compared to the same period in 2015. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of reduced capital spending levels and a decrease in steam injection volumes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(48,719)	$(65,595)	$16,876
Gain on extinguishment of debt	—	11,209	(11,209)
Other, net	(79)	(723)	644
	$(48,798)	$(55,109)	$6,311
Other income and (expenses) decreased by approximately $6 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes for the period from May 12, 2016 through September 30, 2016, as a result of the Chapter 11 proceedings, and lower outstanding debt during the period. For the period from May 12, 2016, through September 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $21 million. In addition, for the nine months ended September 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $11 million as a result of the repurchases of a portion of its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details.
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
The following table summarizes the components of reorganization items included on the condensed statement of operations:

Nine Months Ended September 30, 2016
(in thousands)

Legal and other professional advisory fees	$(15,949)
Unamortized premiums	10,923
Terminated contracts	(34,725)
Other	922
Reorganization items, net	$(38,829)
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a disregarded entity for federal and state income tax purposes, with the exception of the state of Texas. Limited liabilities companies are subject to Texas margin tax. As such, with the exception of the state of Texas, the Company is not a taxable entity, it does not directly pay federal and state income taxes, and therefore, recognition has not been given to federal and state income taxes for the operations of the Company. The Company recognized income tax expense of approximately $196,000 for the nine months ended September 30, 2016, compared to an income tax benefit of approximately $58,000 for the nine months ended September 30, 2015. The income tax expense was primarily due to an increase in state income taxes for the nine months ended September 30, 2016, compared to the same period in 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Loss
Net loss increased by approximately $328 million or 37% to approximately $1.2 billion for the nine months ended September 30, 2016, from approximately $889 million for the nine months ended September 30, 2015. The increase was primarily due to higher impairment charges and lower production revenues, partially offset by lower expenses. See discussions above for explanations of variances.
Liquidity and Capital Resources
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described under “Executive Overview” raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facility and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See above under “Executive Overview – Chapter 11 Proceedings” for a description of these and other developments.
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
The Company has utilized funds from debt offerings, borrowings under its Credit Facility, net cash provided by operating activities and funding from LINN Energy for capital resources and liquidity. Historically, the primary use of capital has been for the development of oil and natural gas properties. For the nine months ended September 30, 2016, the Company’s total capital expenditures were approximately $18 million. LINN Energy continually evaluates the capital needs of the Company along with those of its other operating areas. LINN Energy establishes a capital plan each calendar year for all of its operations based on development opportunities and the expected cash flow from operations for that year. The capital plan may be revised during the year as a result of drilling outcomes or significant changes in cash flows. To the extent net cash provided by operating activities is higher or lower than currently anticipated, LINN Energy may adjust the Company’s capital plan accordingly or adjust borrowings under the Company’s Credit Facility, as needed. However, at September 30, 2016, there was no remaining available borrowing capacity under the Credit Facility.
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
Any cash generated by the Company is currently being used by the Company to fund its activities.  Historically, to the extent that the Company generated cash in excess of its needs and determined to distribute such amounts to LINN Energy, the indentures governing the Company’s senior notes limited the amount it could distribute to LINN Energy to the amount

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

available under a “restricted payments basket,” and the Company could not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Company’s indentures.  During the pendency of the bankruptcy proceedings, the Company will not distribute cash to LINN Energy using the restricted payments basket.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Net cash:
Provided by operating activities	$3,269	$109,304	$(106,035)
Provided by investing activities	27,056	135,867	(108,811)
Provided by (used in) financing activities	(1,701)	36,048	(37,749)
Net increase in cash and cash equivalents	$28,624	$281,219	$(252,595)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2016, was approximately $3 million, compared to approximately $109 million for the nine months ended September 30, 2015. The decrease was primarily due to lower production related revenues principally due to lower commodity prices and lower production volumes, as well as lower cash settlements on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(26,534)	$(15,836)
Settlement of advance to affiliate	—	129,217
Decrease in restricted cash	53,418	—
Proceeds from sale of properties and equipment and other	172	22,486
	$27,056	$135,867
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures increased primarily due to the Company funding its development operations, rather than LINN Energy spending on the Company’s behalf. For the nine months ended September 30, 2015, LINN Energy spent approximately $165 million of capital expenditures in respect of Berry’s operations. On September 30, 2015, LINN Energy repaid in full its remaining advance of approximately $129 million. In addition, during the second quarter of 2016, restricted cash decreased by approximately $53 million as a result of the amendment to the Company’s Credit Facility and the Bank RSA. See Note 2 for additional details.
Financing Activities
Cash used in financing activities of approximately $2 million for the nine months ended September 30, 2016, was related to the repayment of a portion of the borrowings outstanding under the Credit Facility. Cash provided by financing activities of approximately $36 million for the nine months ended September 30, 2015, was primarily related to capital contributions made by LINN Energy, partially offset by cash distributions to LINN Energy and repurchases of senior notes. In addition, in May

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

2015, LINN Energy made a capital contribution of $250 million to Berry which was deposited on Berry’s behalf and posted as restricted cash with Berry’s lenders in connection with the reduction in its borrowing base.
Debt
At September 30, 2016, the Company had approximately $898 million in total borrowings outstanding (including outstanding letters of credit) under the Credit Facility and there was no remaining availability. For additional information related to the Company’s outstanding debt, see Note 4.
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
Commodity Price Risk
The Company’s most significant market risk relates to prices of oil, natural gas and NGL. The Company expects commodity prices to remain volatile and unpredictable. As commodity prices decline or rise significantly, revenues and cash flows are

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

likewise affected. In addition, future declines in commodity prices may result in noncash write-downs of the Company’s carrying amounts of its assets.
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
In May 2016 and July 2016, as a result of the Chapter 11 proceedings, the Company’s counterparties canceled (prior to the contract settlement dates) all of the Company’s then-outstanding derivative contracts and the Company received net cash proceeds of approximately $2 million. The net cash proceeds received were used to make permanent repayments of a portion of the borrowings outstanding under the Credit Facility.
As of September 30, 2016, the Company had no outstanding derivative contracts. The Company may enter into new derivative contracts during the pendency of the Chapter 11 proceedings. See Note 5 for details about the Company’s derivative instruments.
Interest Rate Risk
At September 30, 2016 the Company had debt outstanding under its Credit Facility of approximately $891 million which incurred interest at floating rates (see Note 4). A 1% increase in the respective market rate would result in an estimated $9 million increase in annual interest expense.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
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

Item 4.    Controls and Procedures - Continued

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Bank RSA. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for information about the Company’s entry into the Bank RSA.
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
On October 21, 2016, we filed a proposed Plan with the Bankruptcy Court. Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with management’s expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees; and (v) the overall strength and stability of general economic conditions of the financial and oil and natural gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our business.
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
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a Plan or alternative restructuring transaction;

•	our ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

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
Prior to the Chapter 11 filing, we entered into the Bank RSA with certain of our creditors. The restructuring transactions contemplated by the Bank RSA will be effectuated through the Plan. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured claims or secured claims, subordinated or senior claims).
If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
The Bank RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the Bank RSA, including the timely satisfaction of milestones in the anticipated Chapter 11 proceedings, such as confirmation of a Plan and effectiveness of a Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.
If the Bank RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The Bank RSA contains a number of termination events, upon the occurrence of which certain parties to the Bank RSA may terminate the agreement. If the Bank RSA is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the Bank RSA. Such termination may result in the loss of support for the Plan by the parties to the Bank RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan.
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

Item 1A.    Risk Factors - Continued

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
We have significant exposure to fluctuations in commodity prices since none of our estimated future production is covered by commodity derivatives, and we may be unable to hedge anticipated production volumes on attractive terms or at all, which would subject us to further potential commodity price uncertainty and could adversely affect our net cash provided by operating activities, financial condition and results of operations.
We have significant exposure to fluctuations in commodity prices since none of our estimated future production is covered by commodity derivatives. If we cannot or choose not to enter into commodity derivatives in the future, we could be more affected by changes in commodity prices than our competitors who engage in hedging arrangements. Based on current expectations for continued low future commodity prices, reduced hedging market liquidity and potential reduced counterparty

Item 1A.    Risk Factors - Continued

willingness to enter into new hedges with us, we may be unable to hedge anticipated production volumes on attractive terms or at all, which would subject us to further potential commodity price uncertainty and could adversely affect our net cash provided by operating activities, financial condition and results of operations.
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
3.2
Amended and Restated Limited Liability Company Agreement of Berry Petroleum Company, LLC dated March 28, 2016 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2016)

10.1
First Amendment to Restructuring Support Agreement, dated as of September 8, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 9, 2016)

10.2
Second Amendment to Restructuring Support Agreement, dated as of September 23, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 26, 2016)

10.3
Third Amendment to Restructuring Support Agreement, dated as of October 7, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 11, 2016)

10.4
Fourth Amendment to Restructuring Support Agreement, dated as of October 14, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 18, 2016)

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

BERRY PETROLEUM COMPANY, LLC
(Registrant)

Date: November 10, 2016	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: November 10, 2016	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)